Form 10-K
period 2021-12-31
TPG Inc.
filed 2022-03-29
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-04321
TPG Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-2063362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Commerce Street, Suite 3300	76102
Fort Worth, TX	(Zip Code)
(817) 871-4000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	TPG	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 25, 2022, based on the closing price of $29.99 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market on March 25, 2022, was approximately $1,812.4 million. The registrant has elected to use March 25, 2022 as the calculation date because on the last business day of the registrant’s second fiscal quarter, the registrant was a privately-held company. For purposes of this calculation, shares of common stock beneficially owned by each executive officer, director, and holders of 5% or more of our common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 2022, there were 70,811,664 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 229,652,641 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected growth, future capital expenditures, fund performance and debt service obligations, such as those contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report. Any forward-looking statement made by us in this speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
TERMS USED IN THIS REPORT
As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“TPG,” “our company,” “we,” “our,” and “us,” or like terms, refer to TPG Inc. and its consolidated subsidiaries taken as a whole.
•“Class A common stock” refers to Class A common stock of TPG Inc., which entitles the holder to one vote per share. When we use the term “Class A common stock” in this Annual Report on Form 10-K, we are referring exclusively to such voting Class A common stock and not to “nonvoting Class A common stock.”
•“Class B common stock” refers to Class B common stock of TPG Inc., which entitles the holder to ten votes per share until the Sunset (as defined herein) but carries no economic rights.
•“Co-Invest Leverage Facility” refers to the agreement whereby TPG Holdings II Sub, L.P. TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P. and certain of our other subsidiaries agreed to guarantee then existing and future secured recourse loans made to eligible employees and certain other participants.
•“Common Unit” refers to a common unit in each of the TPG Operating Group partnerships (or, depending on the context, a common unit in a TPG Operating Group partnership).
•“Excluded Assets” refers to the assets and economic entitlements transferred to RemainCo listed in Schedule A to the master contribution agreement entered into in connection with the Reorganization (as defined herein), which primarily include (i) minority interests in certain sponsors unaffiliated with TPG, (ii) the right to certain performance allocations in TPG funds, (iii) certain co-invest interests and (iv) cash.
•“GP LLC” refers to TPG GP A, LLC, the owner of the general partner of TPG Group Holdings.
•“GP Services Credit Facility” refers to the agreement whereby TPG Holdings I, L.P., TPG Holdings II Sub, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P. and certain of our other wholly-owned subsidiaries agreed to guarantee the revolving credit facility entered into between GP Services (as defined herein) and a financial institution.
ii

•“nonvoting Class A common stock” refers to the nonvoting Class A common stock of TPG Inc., which has no voting rights and is convertible into shares of Class A common stock upon transfer to a third party as and when permitted by the Investor Rights Agreement.
•“Pre-IPO Investors” refers to certain sovereign wealth funds, other institutional investors and certain other parties that entered into a strategic relationship with us prior to the Reorganization.
•“Promote Unit” refers to a promote unit in each of the TPG Operating Group partnerships, which entitles the holder to certain distributions of performance allocations received by the TPG Operating Group (or, depending on the context, a promote unit in each TPG Operating Group partnership).
•“Public SPACs” refers to Pace Holdings Corp., TPG Pace Holdings Corp., TPG Pace Tech Opportunities Corp., TPG Pace Beneficial Finance Corp., TPG Pace Energy Holdings Corp., TPG Pace Solutions Corp., TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp.
•“RemainCo” refers to, collectively, Tarrant RemainCo I, L.P., a Delaware limited partnership, Tarrant RemainCo II, L.P., a Delaware limited partnership, and Tarrant RemainCo III, L.P., a Delaware limited partnership, which owns the Excluded Assets, and Tarrant RemainCo GP LLC, a Delaware limited liability company serving as their general partner.
•“Specified Company Assets” refers to TPG general partner entities from which holders of Common Units (including us) received an estimated 20% performance allocation after giving effect to the Reorganization.
•“TPG general partner entities” refers to certain entities that (i) serve as the general partner of certain TPG funds and (ii) are, or historically were, consolidated by TPG Group Holdings.
•“TPG Group Holdings” refers to TPG Group Holdings (SBS), L.P., a Delaware limited partnership that is considered our predecessor for accounting purposes and is a TPG Partner Vehicle and direct owner of certain Common Units and Class B common stock.
•“TPG Operating Group” refers (i) for periods prior to giving effect to the Reorganization, to the TPG Operating Group partnerships and their respective consolidated subsidiaries and (ii) for periods beginning after giving effect to the Reorganization, (A) to the TPG Operating Group partnerships and their respective consolidated subsidiaries and (B) not to RemainCo.
•“TPG Operating Group partnerships” refers to TPG Operating Group I, L.P., a Delaware limited partnership formerly named TPG Holdings I, L.P., TPG Operating Group II, L.P., a Delaware limited partnership formerly named TPG Holdings II, L.P., and TPG Operating Group III, L.P., a Delaware limited partnership formerly named TPG Holdings III, L.P.
•“TPG Partner Holdings” refers to TPG Partner Holdings, L.P., a Cayman Islands exempted limited partnership, which is a TPG Partner Vehicle that indirectly owns substantially all of the economic interests of TPG Group Holdings, a TPG Partner Vehicle.
•“TPG Partner Vehicles” refers to, collectively, the vehicles through which the Founders (as defined herein) and current and former TPG partners (including such persons’ related entities and estate planning vehicles) hold their equity in the TPG Operating Group, including TPG Group Holdings and TPG Partner Holdings.
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM” and related terms, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fund Performance Metrics.”
iii

PART I
Item 1. Business
Overview
We are a leading global alternative asset manager with $113.6 billion in assets under management (“AUM”) as of December 31, 2021. We have built our firm through a 30-year history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of investment platforms that position us well to continue generating sustainable growth across our business. From inception through December 31, 2021, our traditional private equity funds have generated a 22% gross IRR and a 14% net IRR.
We primarily invest in complex asset classes such as private equity, real estate and public market strategies, which is distinct from other asset managers that invest only in asset classes, such as stocks, bonds or commodities. We have constructed a high-quality base of assets under management within highly attractive sub-segments of the alternative asset management industry. The strength of our investment performance and our ability to innovate within our business have led to consistent historical growth in our assets under management, all on a scaled infrastructure that gives our business a high degree of operating leverage. From 2017 to December 31, 2021, our assets under management have grown 69.6% from $67.0 billion to $113.6 billion. The following table presents AUM over the last five years:

Assets Under Management
($ in Billions)
2017	$67
2018	80
2019	85
2020	90
2021	114
As of December 31, 2021, we employed 1,013 people, including more than 360 investment and operations professionals, in 12 offices across 8 countries providing us with a substantial global footprint and network. Our investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide pattern recognition. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 290 active portfolio companies headquartered in more than 30 countries.
Our firm consists of five multi-product investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) Real Estate and (5) Market Solutions. We have developed our investment platforms organically over time as we have identified areas where our track record and thematic depth provide opportunities to create differentiated solutions to address market needs.

___________
Note: AUM as of December 31, 2021.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. Since inception, our Capital platform has invested over $82 billion and has created more than $76 billion of value, achieving a gross IRR of 23% and a net IRR of 15%. In the last 12 months, the platform has generated value creation of 43%. Our Capital platform funds are organized in four primary products: (1) TPG Capital, (2) TPG Asia, (3) TPG Healthcare Partners and (4) Continuation Vehicles.
Product: TPG Capital
TPG Capital is our North America- and Europe-focused private equity investing business, with $31.1 billion in assets under management and 76 investment professionals around the world. TPG Capital seeks to invest through leveraged buyouts and large-scale growth equity investments in market leaders with fundamentally strong business models which are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through operational improvements, by investing in organic and inorganic growth, and by leveraging our human capital team to upgrade or enhance our management teams and boards. Since inception, TPG Capital has deployed $65.9 billion across nine funds, achieving a gross IRR of 23% and a net IRR of 15%. In the last 12 months, the product has generated value creation of 39%.
Product: TPG Asia
TPG Asia consists of 69 investment professionals focused on pursuing investments in Australia, China, India, Korea and Southeast Asia, with $18.6 billion in assets under management. Our distributed regional footprint has provided a foundation to pursue the region’s highly attractive investing opportunities with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with governments, families and large corporations. Since inception, TPG Asia has deployed $13.5 billion across seven funds, achieving a gross IRR of 21% and a net IRR of 15%. In the last 12 months, the product has generated value creation of 55%.
Product: TPG Healthcare Partners
We established TPG Healthcare Partners, or “THP,” in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology. THP has deployed $1.5 billion since inception and, in the last 12 months, has generated value creation of 53%.

Product: Continuation Vehicles
Periodically, across our platforms, we identify portfolio companies in which certain of our limited partners would like to remain invested but which we own in a fund nearing the end of its life. In these situations, we have utilized single-asset continuation vehicles (“CVs”) managed by TPG that allow the limited partners who choose to do so to remain invested in a portfolio company beyond the life of the TPG fund that initially invested in the company. CVs are attractive for both our limited partners, who retain ongoing exposure to strong assets, and for TPG, as these vehicles extend the duration of our capital. CVs provide opportunities for TPG to continue creating value for our investors and earning management and performance fees.
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing vehicle. Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our family of growth funds now accounts for $22 billion in assets under management. Since its inception in 2007, our Growth platform has invested over $15 billion and created more than $13 billion of value, achieving a gross IRR of 22% and a net IRR of 16%. In the last 12 months, the platform has generated value creation of 32%. Our Growth funds are organized in three primary products: (1) TPG Growth, (2) TPG Tech Adjacencies and (3) TPG Digital Media.
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with approximately $14.7 billion in assets under management and 38 dedicated investment professionals. TPG Growth seeks to make growth equity, control growth buyout and late-stage venture investments primarily in North America and India and selectively across China, Southeast Asia and Australia. Since inception, TPG Growth has deployed $12.3 billion across five funds and related vehicles, achieving a gross IRR of 22% and a net IRR of 15%. In the last 12 months, the product has generated value creation of 31%.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or TTAD, is a product we developed organically to pursue minority structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors looking for liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth. Since inception, TTAD has deployed $2.0 billion across two funds, achieving a gross IRR of 60% and a net IRR of 49%. In the last 12 months, the product has generated value creation of 36%.
Product: TPG Digital Media
TPG Digital Media, or “TDM,” is a flexible source of capital to pursue opportunities to invest in digital media. With approximately $0.9 billion in assets under management, TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes. Since inception, TDM has deployed $0.4 billion, achieving a gross IRR of 30% and a net IRR of 24%. In the last 12 months, the product has generated value creation of 53%.
Platform: Impact
We established our Impact platform with a fundamental belief that private enterprise can contribute significantly to addressing societal challenges globally. Our multi-fund Impact platform pursues both competitive financial returns and measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of stakeholders:
• Y Analytics: A public benefit organization that is wholly owned by TPG and which we founded to provide impact research and rigorous assessment measures for impact investments
• The Founders Board: An advisory board composed of global thought leaders supporting conscientious capitalism as well as a group of strategic partners and advisors

• The Climate Coalition: A partnership between TPG and 25 leading global corporations to share knowledge of and invest in climate solutions through TPG Rise Climate
We believe our impact funds can deliver meaningful societal improvements aligned with the United Nations Sustainable Development Goals while continuing to advance a new measure of success in the world of investing by creating profit and positive impact in tandem. Since inception, our Impact platform has invested over $3 billion and has created more than $2 billion in value, achieving a gross IRR of 34% and a net IRR of 23%. In the last 12 months, the platform has generated value creation of 33%. Our Impact platform has $13.5 billion in assets under management. Our Impact funds are organized in three primary products: (1) The Rise Fund, (2) TPG Rise Climate and (3) Evercare.
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate demonstrable and significant positive societal impact, with approximately $5.9 billion in assets under management and 28 dedicated investment professionals. The Rise Fund’s core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and invest globally. Since inception, The Rise Funds have deployed $3.1 billion across two funds, achieving gross IRR of 37% and a net IRR of 25%. In the last 12 months, the product has generated value creation of 33%.
Product: TPG Rise Climate
TPG Rise Climate is our dedicated climate impact investing product. The fund is actively fundraising and has closed on $7 billion of commitments as of December 31, 2021. TPG Rise Climate is innovative in matching significant capital from traditional limited partners with over $2 billion in commitments from 25 leading global corporations. In addition to committing capital to the fund, the companies joined TPG in forming the TPG Rise Climate Coalition, an effort focused on sharing knowledge, investment opportunities, and best practices among the corporate group and more broadly across the TPG Impact platform. TPG Rise Climate’s core areas of focus include clean energy, enabling solutions, decarbonized transport, greening industrials and agriculture and natural solutions.
Product: Evercare
The Evercare Health Fund (“Evercare”) is an emerging markets healthcare fund with $0.7 billion in assets under management that is executing on the mission of providing affordable, high-quality healthcare in emerging markets. Evercare’s investments are integrated under a common operating platform, The Evercare Group, an integrated healthcare delivery platform in emerging markets across Africa and South Asia, including India, Pakistan, Bangladesh, Kenya and Nigeria.
Platform: Real Estate
We established our real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. Since inception, our Real Estate platform has grown to $11 billion of assets under management, invested approximately $7 billion and created nearly $3 billion in value, achieving a gross IRR of 27% and a net IRR of 20%. In the last 12 months, the platform has generated value creation of 31%. Today, we are investing in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) TPG RE Finance Trust, Inc.
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”) focuses on acquiring and building platforms rather than investing on a property-by-property basis, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors. Since inception, TREP has invested $6.4 billion, achieving a gross IRR of 27% and a net IRR of 20%. In the last 12 months, the product has generated value creation of 32%.

Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”) is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset. TAC+ is currently actively fundraising and has closed on $1.5 billion in commitments, as of December 31, 2021.
Product: TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally-managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of December 31, 2021, the TRTX loan investment portfolio consisted of 68 first mortgage loans (or interests therein) and total loan commitments of $5.4 billion.
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
Product: Public Market Investing
Our Public Market Investing business consists of two different funds, TPG Public Equities (“TPEP”) and TPG Strategic Capital Fund (“TSCF”).
TPG Public Equities
TPEP seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP currently manages an approximately $3 billion long / short fund and an approximately $2 billion long-only fund, both of which are managed with broad, opportunistic mandates. As of December 31, 2021, TPEP has generated an approximately 14,600 basis point positive spread between the return on invested capital on long positions relative to short positions, while capturing 106% of the MSCI World return with an average net exposure of 47%, achieving a total gross return of 165%.
TPG Strategic Capital Fund
TSCF is a developing product we created in 2020 in response to an opportunity we saw to combine the expertise of our private equity business to build long-term equity value with the firm’s public equity investing capabilities. TSCF aims to make concentrated investments in public companies where we can work constructively with management and boards through meaningful strategic and operational transitions, leveraging the governance expertise and operational capabilities of the broader TPG platform. TSCF is currently investing out of a $1.1 billion fund.
Product: SPACs
TPG Pace Group
We established TPG Pace in 2015 to sponsor SPACs (as defined herein), and have raised seven TPG Pace vehicles for over $4 billion in initial public offering (“IPO”) proceeds. TPG Pace’s dedicated SPAC team leverages insights and skillsets from across the firm, including Capital Markets, Y Analytics and TPG Ops, to differentiate its value proposition to potential targets.

AfterNext HealthTech Acquisition Corp.
In 2021, we helped establish AfterNext HealthTech Acquisition Corp. (“AfterNext”), a SPAC focused on the intersection of healthcare and technology. AfterNext intends to acquire an innovative company that seeks access to the public equity markets and the intellectual capital of the AfterNext team to help propel and accelerate the adoption of technologies across healthcare.
Product: Capital Markets
Our dedicated capital markets group centralizes our in-house debt and equity advisory expertise and optimizes capital solutions for our investment professionals and portfolio companies. Primary activities include:
• Debt Capital Markets: (i) Structure and execute new deal and acquisition financings across leveraged loans, high yield bonds and mezzanine debt (privately placed and syndicated) and (ii) manage capital structures on an ongoing basis, including re-financings, re-pricings, hedging, amendments and extensions and other services.
• Equity Capital Markets: (i) Act as lead advisor and underwriter on capital raises and the monetization of our ownership stakes in the public equity markets, including initial public offerings, SPACs, follow-on offerings, equity-linked products and subsequent realizations and (ii) provide dual-track and structured equity solutions advisory, among other services.
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In 2020 and 2021, our capital markets business drove $36 million and $91 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Product: Private Markets Solutions
Our private markets solutions business is focused on pursuing investments in high-quality, stable private equity assets, alongside third-party sponsors, typically through continuation vehicles, funds or underlying third-party investment managers who will continue to control such assets in which the funds invest. Our private markets solutions business is organized into two businesses: (1) NewQuest and (2) TPG GP Solutions.
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With an investment team of 26 professionals and $2.6 billion in assets under management, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TPG GP Solutions (“TGS”) was created to invest in high-quality private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Organizational Structure
Historical Ownership Structure

Prior to our Reorganization and IPO, the partners of the TPG Operating Group consisted of:
•Certain members of management, employees and former employees; and
•Certain Pre-IPO Investors

The following diagram provides a simplified illustration of our historical ownership structure (excluding various intermediate entities):

Current Ownership Structure
The following diagram provides a simplified illustration of our organizational structure as of March 25, 2022. Certain entities depicted below may be held through intervening entities not shown in the diagram.

TPG Partners / TPG Partner Vehicles / GP LLC(1)
Public Shareholders
Certain Pre-IPO Investors
Voting and Nonvoting Class A Common Stock
Class A and Class B Common Stock
TPG Inc. (NASDAQ: TPG)
Wholly-Owned Subsidiaries
Common and Promote Units
Common Units
Common Units
TPG Operating Group(2)

___________
(1)GP LLC is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried. GP LLC owns the entity that serves as the general partner of the entity that holds 100% of the shares of Class B common stock outstanding.
(2)Consists of three limited partnerships. One unit of the TPG Operating Group represents one unit of each of such three limited partnerships.
Competitive Strengths
Purpose-Built Investing Franchise with Optimal Mix of Scale and Growth
We are a longstanding leader in alternative asset management, with a strong brand that we have developed over multiple decades of successful investing and purposeful exposure to the fastest-growing areas of alternative asset management. Today, our ecosystem is distributed across more than 30 countries, 17 active products and five growing platforms, providing us with multiple and diverse vectors for substantial growth. At our current scale, we benefit from having significant resources, capabilities and pattern recognition yet being of a size from which we can continue to grow rapidly.
This growth potential is apparent in the character of our assets under management; approximately $56 billion, representing 49% of our total of $113.6 billion, is attributable to funds raised since 2018. Furthermore, our newer platforms have been strong contributors to our growth, with Impact and Market Solutions fee-related revenue growing at a compound annual growth rate of 43% for the year ended December 31, 2018 to 71% for the year ended December 31, 2021.
Differentiated Operating Model that Utilizes Shared Themes Across Platforms
Our platform-based investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide knowledge. Sector-focused investment and operating teams collaborate frequently on a formal and informal basis across deal sourcing, execution and value creation, which has contributed to a pattern of unique transactions and differentiated outcomes for our investments. Our professionals are encouraged to identify and pursue compelling thematic investment opportunities unencumbered by specific capital requirements or transaction structures, and regardless of the platform in which they may ultimately fit. This approach results in a broad and efficient firmwide, sector-enabled sourcing funnel. Furthermore, cross-platform collaboration is supported and incentivized through the use of shared resources and compensation frameworks.
Platform Levered to the Highest-Growth Sectors of the Global Economy
We have built our platforms purposefully, with a focus on the most attractive sectors, geographies and products of alternative asset management. The technology and healthcare sectors account for 38% and 24% of our invested capital since the start of 2018, respectively. We believe our early specialization in these sectors positions us to capitalize on the powerful secular tailwinds in these industries, which we expect to continue to accelerate in the years ahead.
Similarly, impact funds have benefited from strong momentum in recent years, as U.S. ESG-focused AUM has grown by $5.1 trillion between 2018 and 2020, according to the US SIF Report. We believe we are the largest private market impact investing platform, with $13.5 billion in assets under management.
We were one of the first alternative asset managers to establish a sizeable Asia franchise, which we formed in 1994. We have since organically grown our total AUM in Asia to $23 billion across products. The Asia market is one of the highest-growth areas of alternative asset management, exhibiting 24% growth per annum in AUM from 2010 to 2021, according to Preqin Ltd. (“Preqin”).
Value-Added Operations Approach
TPG established an in-house operations group, TPG Ops, in 1995. As of December 31, 2021, TPG Ops consists of 55 operations professionals who have substantial specialized sector knowledge and functional experience. TPG Ops professionals are fully integrated into our deal teams and incentivized in portfolio company performance, with an opportunity to share in the same investment-specific performance fees as our investment professionals. We believe that our operations team is a core differentiator in our ability to drive strong growth in our portfolio companies and the resulting strong performance in our funds. Further, TPG Ops enables us to underwrite investments that would be challenging for investors without our operational sophistication, providing us with a distinct advantage in sourcing, executing and managing complex but value-generative transactions.

Partnership Model Aligned with Our Strong and Growing Limited Partner Base
Our relationships with our limited partners have been fundamental to our ability to grow our firm and continue to innovate, both through existing and new products. We are backed by approximately 500 institutional limited partners, with whom we have direct relationships. Our committed capital is diversified across geographies and investor types. By geography, 60% of our capital is from the United States, 17% is from Asia, 15% is from EMEA and 8% is from Canada. By investor type, 46% of our capital is from pensions, 15% is from sovereign wealth funds, 18% is from fund of funds, 7% is from private wealth, 5% is from insurance, 4% is from financial institutions, 3% is from endowments and 2% is from other sources.
Experienced Team and Commitment to Good Governance
We believe that our people and the differentiated culture they create are fundamental drivers of our success. Since our firm’s inception, we have focused on recruiting, developing and retaining exceptional talent. As of December 31, 2021, of our 1,013 employees, over 360 are investment and operations professionals and over 600 are functional professionals. Of our investment, operational and functional professionals, over 150 are senior professionals leading sourcing, investment management and execution.
Consistent with our institutional commitment to good governance, we have established a clear and definite path for both founder succession and long-term governance of our company by an independent board of directors. This plan will ensure both an increasing role in the governance and long-term strategic development of our company by our next generation of leaders, who are generally internally developed, and an orderly transition to permanent governance by a board elected by our company’s stockholders.
Growth Strategy
We will continue to drive value for our stockholders by pursuing multi-dimensional growth strategies.
Deploy Currently Committed Capital and Accelerate Embedded Operating Leverage
We have significant embedded growth in our platform due to our $28.4 billion of capital that is committed but not deployed, which accounts for 47% of our fee earning assets under management, and our $9.4 billion of assets under management that is subject to fee earning growth as of December 31, 2021. As our platform grows, our firm benefits from economies of scale as we realize operating leverage.
Grow and Extend Existing Platforms
We have built a scaled, global and diversified investing franchise by expanding our platforms. Across each of our fund platforms, we have continued to see meaningful increases relative to preceding fund cycles. The current generation of funds in our Capital platform in aggregate is 37% larger than the previous one. Similarly, our Growth and Real Estate Partners products have grown by 18% and 155%, respectively, since their prior cycles. Across our existing platforms, we have developed $56 billion of assets under management through vintages raised since the start of 2018, which represents 49% of our December 31, 2021 assets under management. In addition to our investing activity, our Capital Markets business has proved to be a strong contributor to our firm’s growth and profitability in recent years as we continue to expand our capabilities and build our team.
Develop New Products
In addition to the vertical expansion of our existing products, throughout our 30-year history we have built our business by incubating new platforms organically to expand our investment franchise horizontally into new product categories. Our Growth platform is a strong example of our organic innovation playbook. After many years of success investing with a growth-oriented mindset, we raised a dedicated growth fund in 2007. As our successor growth funds have continued to scale, teams across our platforms have also identified and executed on opportunities adjacent to our dedicated growth products, including professionals from our Capital platform developing TPG Tech Adjacencies and TPG Digital Media. We have also launched new funds from our Capital platform, including our Real Estate platform, and, more recently, TPG Healthcare Partners in 2019. Since the start of 2018, our client and capital formation team has raised over $17 billion for five new products.

We intend to continue our deliberate strategy of innovation and development of high-growth products to accelerate growth. We believe that there are a number of highly attractive expansion opportunities for our business, including additional sector-specific products, asset classes and channels for capital raising.
Selectively Pursue Strategic Partnerships and M&A
We believe we are well-positioned to pursue inorganic growth opportunities in significant sub-sectors of alternative asset management which are complementary to our existing platform but which we do not address today. As an example, in 2018, we began a strategic partnership with NewQuest, a private equity secondaries platform focused on the Asia Pacific region. Following that initial minority investment, we utilized our people, resources and insight to support the business’ growth, which ultimately led to the platform scaling from approximately $0.9 billion in assets under management as of June 30, 2018 to $2.2 billion in assets under management as of December 31, 2021. On the back of our successful initial partnership, we launched a U.S. and European secondaries business in 2020, and in 2021 we acquired a majority interest in NewQuest. In January 2022, we closed the transaction to acquire an additional 33% interest in exchange for equity interests in the Company, which resulted in us owning 100% of the NewQuest management company. These steps have created a global private market solutions practice that is a key contributor to our growing Market Solutions platform.
Recruit, Retain and Develop World-Class Talent
Attracting, retaining and developing world-class talent is fundamental to our business and is a strategic priority for our leadership team. We utilize a highly disciplined recruiting strategy that is focused on identifying and attracting talented individuals from diverse backgrounds; from January 1, 2021 to December 31, 2021, 69% of new hires self-identified as diverse. Our people are equipped with the tools that they need to succeed and grow professionally through ongoing training and a cultural emphasis on collaboration and mentorship. Our ability to retain our professionals and cultivate their success within our firm is evidenced by the over 40% of our investment partners who joined the firm as junior professionals. We are highly focused on ensuring that we continue to make TPG a coveted place to work and grow for our people.
Environmental, Social and Governance Action
TPG has a longstanding commitment to fostering strong ESG performance as a firm and in our investment practices. Reflecting an enduring commitment to build strong, sustainable companies, TPG first adopted its Global ESG Performance Policy in 2012, became a signatory to the UN Principles of Responsible Investment in 2013, and is a supporter of the Sustainability Accounting Standards Board (SASB). Each year, we continue to strengthen and deepen the integration of ESG performance throughout the firm in various ways.
Our ESG Strategy Council and Y Analytics (TPG’s impact assessment and ESG performance arm whose mission is to increase the amount and effectiveness of capital allocation for the greater good) provide leadership and support to our investment professionals on ESG topics throughout the lifecycle of investments. The ESG Strategy Council unites the leadership of the multiple functions that touch ESG issues: Legal, Compliance, Human Resources & Human Capital, Operations and Y Analytics.
TPG also advances several ESG and impact-related initiatives through investment-related actions, namely:
Advancing Diversity, Equity and Inclusion
At TPG, we believe that the quality of our investments and our ability to build great companies depend on the originality of our insights. We are committed to having and creating diverse, equitable and inclusive workplaces. Promoting diversity, equity and inclusion is one of TPG’s core values. This core value is embedded into the highest levels of our firm and is guided by our DE&I Council. The DE&I Council was launched in 2015 and is a 16-member partner steering committee led by our CEO and Chief Human Resources Officer, supported by three advisory groups driven by our people that are focused on recruiting, external and ecosystem engagement, and internal engagement. Our actions include:
Board Diversity Initiative: Within our portfolio’s boards of directors, we have advanced board diversity in terms of gender, race, ethnicity and sexual orientation. Currently, more than 82% of our companies’ U.S.-based boards have both gender and racial/ethnic diversity, and 168 gender-diverse directors (excluding TPG professionals) have been added to our boards since the start of 2017. As part of our efforts around board diversity to broaden our executive network and to influence our larger ecosystem, we have worked with a number of leading diverse director organizations as collaborators, speakers and often as sponsors, including the Thirty Percent Coalition, Women Corporate Directors, Him for Her, Ascend-Pinnacle, the Latino Corporate Directors Association and Stanford Women on Boards.
Investing in Diverse-led Investment Managers: In 2019, TPG launched its TPG NEXT initiative, which aims to identify and develop emerging and diverse alternative asset managers, with its investment in Harlem Capital Partners, a venture capital firm focused on investing in companies with diverse founders. Subsequently, TPG NEXT has made investments in LandSpire Group, a real estate investment fund aiming to provide under-resourced communities with the necessary infrastructure to create equitable growth and a sustainable ecosystem, and VamosVentures, an impact venture capital fund hoping to deliver meaningful impact through wealth creation, social mobility, unique tech solutions, and taking a visible and clear stand as diverse investors.
Investing in Our People: In addition to the work of our DE&I Council, we strive to ensure that our DEI strategy is embedded in the key pillars of our firm’s talent strategy, including recruiting, employee retention and employee development. From a diversity recruiting perspective, we have enhanced our collaborations with key external organizations to diversify our sourcing and networks and are disciplined about partnering with hiring managers to have diverse slates for each role. As a result, from January 1, 2021 to December 31, 2021, our recruiting efforts have yielded 69% of our new hires as diverse compared to 60% from January 1, 2020 to December 31, 2020. Employee retention is a key part of our DEI strategy, and efforts such as our six employee affinity groups as well as partner-sponsored initiatives, such as our Associate Mentoring Program, Women’s Mentoring Program and Diversity Roundtable discussions, are critical ways for us to ensure an inclusive employee experience. With respect to employee development, we proactively build a diverse pipeline at all levels of the firm and actively identify talented diverse employees early in their careers and seek to ensure that their careers are proactively managed to ensure readiness for future opportunities. Over the last three years, 48% of our below partner level promotes, in addition to 35% of our partner promotes, have been racially or ethnically diverse or women.
Advancing Action on Climate Change
TPG has long recognized the importance of considering the opportunities and financially material risks posed by climate change. Our overall climate strategy includes understanding our firm-wide operational and financed emissions and physical and transition-related risks in our portfolio.
We have analyzed and verified our firm-wide operational emissions for 2019 and 2020, and offset 2020 and 2021 prospectively to take immediate action to neutralize our firm’s operational emissions.
We also provide support to investment professionals and portfolio companies regarding climate – either through direct advisory support or through reference to our external network of advisors and consultants.
We participate in and support several climate-related industry groups and initiatives, including the TCFD, Ceres, Initiative Climate International, IIGCC, One Planet Private Equity Funds and We Are Still In.
Creating Innovative Platforms
A key reflection of TPG’s commitment to environmental and social impact has been our creation of leading platforms for investment in companies that deliver positive impact in addition to financial returns. These have included: The Rise Fund, which launched in 2016 and raised its successor fund in 2020; TPG Pace Beneficial Finance, launched in 2020; TPG Rise Climate, launched in 2021; and TPG Pace Beneficial II, launched in 2021. This work plays an important role in seeking to bring scaling capital to environmentally and socially beneficial solutions beyond the venture stage.
See “—Platforms—Platform: Impact” for further discussion of these platforms.
Continuing Commitment to Civic Engagement
TPG has always been engaged in our communities, supporting volunteerism and charitable donations. At a firm level, we have focused much of our civic engagement on our commitment to equality. TPG engages on public issues to advance equality, such as immigration, gender and racial discrimination, women’s issues and access to education. For example, in 2017, TPG authored guidance for our portfolio companies encouraging preservation of Deferred Action for Childhood Arrivals (DACA) and providing support and financial resources to those impacted. In 2018, TPG joined the Business Coalition for the Equality Act. In 2019, TPG was the only private equity firm to sign an amicus brief to the U.S. Supreme Court in support of non-discrimination protections for LGBTQ+ people in federal civil rights law.

Human Capital Resources
The quality of our investments and our ability to build great companies depends on the caliber of our people. Our people are one of the strengths and principal reasons for our success and are integral to our culture of integrity, creativity, collaboration and innovation. We aim to create a welcoming and inclusive work environment with opportunities for growth and development to attract and retain a high-performing team. As of December 31, 2021, we have 1,013 full-time employees, including over 360 investment and operations professionals, 488 non-investment and fundraising professionals, and 165 support staff, located in 12 offices across Asia, Australia, Europe and North America.
Talent Acquisition, Development and Retention
We seek to attract candidates from different backgrounds and skill sets and to hire the best in our industry. We believe our culture, the breadth of our platforms and our reputation for strong investment performance help us attract, develop and retain the best talent in our industry. We continuously enhance our internal processes to improve employee engagement, productivity and efficiency. Recognizing that feedback is a critical component to driving employee career growth and development, as well as overall engagement, we have developed a robust feedback cycle, which includes training opportunities for all employees to address the best ways to both provide and receive feedback. In addition to our 360 annual review process, our performance management system facilitates employee goal setting and encourages feedback throughout the year, including upward feedback from employees on the effectiveness of their managers. We perform thorough discussions on career advancement and development and provide opportunities for our employees to participate in external professional development opportunities. We also continue to expand our employee and manager training programs, provide formal and informal mentoring, conduct frequent town hall meetings hosted by senior leadership and host other events to foster our community.
Compensation and Benefits
The firm provides a comprehensive compensation, benefits and total rewards platform to support our people’s well-being and reflect the performance of the firm as a whole and each individual’s contributions to the firm. Compensation is generally comprised of a base salary (or hourly rate) and a discretionary annual cash bonus that is determined based on a number of performance considerations.
In connection with the implementation of our post-offering compensation and incentive model, we intend to increase the share of performance allocations available to our partners and professionals. See “Executive Compensation.”
We are committed to the health, safety and wellness of our people and offer comprehensive health and welfare benefit plans and retirement offerings, as well as a variety of wellness benefits, including time-off plans and family planning resources.
Our culture of performance and incentive compensation structure helps to ensure that our people’s interests align with the firm’s financial performance and goals. To further align the interests of our people with stakeholders and to cultivate a strong sense of ownership and commitment to our firm, certain of our people are also eligible to make co-investments in or alongside our funds and other vehicles we manage.
Our People’s Awareness, Education and Engagement
In furtherance of our goal of developing an inclusive workforce, over the past few years we have held firm-wide unconscious bias training, anti-harassment training and radical candor training. Additionally, we have focused on identifying a diverse pipeline of partners, integrated Human Resources into performance reviews, compensation and promotion discussions to ensure equity and considerations of diversity, and implemented mentoring programs aimed at providing our people with support and career guidance. Our people are encouraged to engage with and support one another through our affinity groups, which include Asian, Black, Hispanic, LGBTQ+, Veterans and Women groups that were formed to cultivate and retain a diverse, equitable and inclusive workforce.
TPG has taken a stance about the importance of racial equality. We have released public statements against racial injustice and made financial contributions and partnered with various non-profits focused on diversity, equity and inclusion. We have also joined coalitions that support women, including those that support board and executive leadership diversity. For more information on our DEI initiatives for our people, see “—Advancing Diversity, Equity and Inclusion” above.

Senior Advisors and Other Advisors and Consultants
To complement the expertise of our people, we also engage senior advisors and other advisors and consultants. While these individuals are not employed by us, they provide us with additional operational and strategic insight. The responsibilities of senior advisors and other advisors and consultants include serving on the boards of our portfolio companies, assisting us in sourcing and evaluating individual investment opportunities and assisting portfolio companies with operational matters. These individuals include current and former chief executive officers, chief financial officers and chairpersons of major corporations, and others holding leading positions of corporations and agencies worldwide.
Corporate Social Responsibility
We are committed to investing in our local communities and engaging our people and other stakeholders in making a meaningful impact, whether through charitable donations or volunteer time. The firm hosts a wide range of volunteering opportunities, including serving meals at local shelters, mentoring local students, and building and coordinating delivery of care packages to U.S. troops. Additionally, we participate in corporate sponsorships and partnerships and offer a donation matching program.
Our Response to COVID-19
In response to the COVID-19 pandemic, our primary focus has been the health, safety and wellbeing of our people and their families. We pivoted to a remote work environment in March 2020. We activated our Enterprise Risk protocols and immediately created a cross-functional and global Return to Office working group to ensure we strategically monitored COVID-19 and planned for business continuity across each of our offices and population globally. We created a remote infrastructure to support our people and maintain their productivity in support of our business goals, our portfolio companies and their management teams and the commitments we have made to our investors. Additionally, we expanded our expense policy to include the purchase of equipment that would enable them to maintain their productivity. As our people faced individual challenges, we provided additional support by adjusting our back-up childcare policies, telehealth access and launching a health concierge service, Rightway Health. We also increased our connectivity as a firm by hosting prominent thought leaders via our internal speaker series on topics of mental health, virtual learning, caregiving during a pandemic and preventing burnout, among other topics. We also extended our internal offerings and provided direct resources to the management teams of our portfolio companies, in partnership with the Human Capital Management team. This included information knowledge sharing as we monitored the pandemic, business continuity strategy and planning, direct guidance to C-level executives, firmwide communications, vendors and access to our speaker series webinars.
Beyond our external research, we also leaned into the expertise of our investment professional healthcare team and their network of thought leaders in the medical field to evaluate and inform our COVID-19-related business decisions. In accordance with local government guidance and social distancing recommendations, we implemented rigorous health and safety protocols, including vaccination requirements, testing, distancing and contact-tracing programs where permissible to maintain our people’s health and safety.
As we have begun transitioning back to working from our offices in multiple locations, we have developed robust return-to-office protocols and implemented them consistent with local government guidelines on social distancing, masking, testing, vaccination status and other safety measures. To help maintain the health, safety and well-being of our employees, we continue to monitor applicable public health and government guidance, the emergence of new variants and other relevant developments.
Investment Process
We maintain a rigorous investment process and a comprehensive due diligence approach across all of our platforms. We have developed policies and procedures that govern the investment practices of our funds. Moreover, individual funds can be subject to certain investment requirements and limitations, including the types of assets in which the fund can invest, the amount that can be invested in any one company, the geographic regions in which the fund will invest and potential conflicts of interest that may arise from investing activities. Our investment professionals are familiar with our investment policies and procedures and the investment criteria applicable to the funds they manage, and these limitations have generally not negatively impacted our ability to invest our funds. Additionally, our investment professionals frequently interact across our platforms on a formal and informal basis. We have in place certain procedures to allocate investment opportunities among our funds in a way that complies with our duties as managers of the applicable funds and that is equitable, fair and in the best interests of the applicable funds.

Our investment professionals are actively involved in the investment process. Generally, they directly or indirectly lead with identifying, evaluating, structuring, performing diligence, conveying terms, executing, monitoring and exiting investments, as well as pursuing operational improvements in our funds’ portfolio companies. Deal teams strive to be creative and look for deals in which we can leverage our competitive advantages and sector and geographical experience. Our deal teams perform significant research into each prospective investment, including a review of the company’s performance, projection, market position, financial statements, comparisons of other public and private companies and comparative transactions and relevant industry and market data. The due diligence effort also typically includes on-site visits, interviews and meetings with management, research, evaluation and analyses related to the company’s industry, markets, products and services, and competitive positioning, and background checks of the management team.
Deal teams submit investment opportunities and analysis for review and consideration by the applicable platform’s Investment Review Committee (“IRC”). The IRC is generally comprised of senior leaders and investment professionals of the applicable platform, and in many cases, senior leaders of the firm. The IRC process involves detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models. Considerations that IRCs take into account when evaluating an investment may include, depending on the nature of the investing business and its strategy, the quality, market position and growth potential of the target company or asset in which the fund proposes to invest, the quality and reputation of the target company’s management team, the sale process for such target company or asset, likely exit strategies and factors that could reduce the value of the target company or asset at exit, the target company or asset’s size and sensitivity to cash flow generation, the portfolio fit and macroeconomic trends in the relevant geographic region or industry.
After discussing the proposed deal with the deal team, the IRC will decide whether to give its preliminary approval to the deal team to continue evaluating and performing diligence on such potential investments and will direct the team on conveying necessary terms. The IRC will typically conduct several meetings to consider a particular deal. Both at such meetings and in other discussions with the deal team, our partners and other investment professionals will direct the deal team on terms, strategy, process and other important considerations.
Existing investments are reviewed and monitored on a regular basis by investment professionals and with routine portfolio company performance reporting to senior leaders of the applicable platforms. In addition, our investment professionals and portfolio operations teams work directly with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. Our investment professionals are also responsible for making recommendations with respect to when and how to exit an investment to maximize value for our investors.

Structure and Operation of Our Funds
Structure and Management of Investment Vehicles
We conduct the management of most of our funds and other similar private vehicles primarily through organizing a limited partnership or other limited liability entity formed to serve as the general partner of a limited partnership (a fund) organized by us accept commitments for investment from investors. Generally, investors in our funds make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. We and our affiliates generally also make a commitment to our funds, with this commitment typically ranging from 2% to 5% of the fund’s capital commitments. Fund commitments are generally available for investment and other fund purposes during what we call the investment period or commitment period, which typically runs six or fewer years for each fund. After that time, commitments may be used for follow-on investments and other fund purposes. Generally, as each investment is realized, these funds first return the capital related to that investment, any previously realized or written down investments and certain fund expenses to fund investors and the general partner and then distribute any profits. Our private equity funds’ profits are typically shared 80% to the investors and 20% to the general partner so long as the investors receive at least an 8% annual return on their investment, which we refer to as a “preferred return” or “hurdle.” Our private investment funds typically have a term of ten years or more, subject to the potential for two one-year extensions with consent of investors. Dissolution of those funds can typically be accelerated upon a vote of investors (often 75% in interest, with a simple majority sufficing for some funds) not affiliated with us and, in any case, all of our funds also may be terminated upon the occurrence of certain other events. Ownership interests in most of our private funds are not, however, generally subject to redemption prior to termination of the funds. Our TPEP funds are structured as funds where the investor’s capital is fully funded on the subscription date.
In general, each fund that is a limited partnership has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the conduct of the fund’s activities. The general partner is responsible for all decisions concerning the day-to-day management and operations of the activities of the fund, relied upon the fund’s investment manager to implement such decisions pursuant to a management (or similar) agreement, but the general partner is ultimately responsible for managing and operating the fund and for controlling the making and disposition of fund investments. Generally, the limited partners of our funds take no part in the conduct or control of the activities of such funds, have no right or authority to act for or bind such funds, and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters including amendments to the partnership agreement or early liquidation of the partnership. In addition, the governing agreements of many of our investment funds provide that in the event certain “key persons” do not devote the requisite time and attention required under the fund’s governing documents, then the fund’s commitment period will generally be automatically suspended for 60 days and then terminate unless a majority in interest of the fund’s investors elect to continue the commitment period. Further, investors in such funds may have the right to vote to terminate the commitment period by a specified percentage in interest (including, in certain cases a simple majority) vote in accordance with specified procedures. The governing agreements of many of our investment funds also provide that investors have the right to terminate the investment period for any reason by a vote of 75% of the interests in such fund (with some funds only requiring a simple majority). Most of our funds also have an advisory committee, comprising representatives of certain limited partners, which may consider or waive conflicts of interest or other restrictions in the partnership agreement or otherwise consult with the general partner on certain partnership matters.
There are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. One of the vehicles that we manage, TRTX, is a publicly traded corporation. TRTX does not have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain real estate investment trust (“REIT”) status).
Our funds are each generally advised by a TPG entity serving as investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fee to which our investment advisers are entitled across our various types of investment funds, see “—Incentive Arrangements and Fee Structure” below. Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are owned exclusively by persons, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act and purchase their interests in a private placement. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are beneficially owned by not more than 100 persons and purchase their interests in a private placement. In addition, under certain current interpretations of the SEC, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the Investment Company Act or register as investment companies under the Investment Company Act.
Incentive Arrangements and Fee Structure
Management Fees
The investment adviser of our funds generally receives a management fee based on a percentage of the fund’s capital commitments, or the fund’s invested capital, depending on the fund’s terms and position in its lifecycle. The investment advisers to certain of our funds may also receive special fees, including transaction fees upon consummation of transactions, monitoring fees from portfolio companies following acquisition and other fees in connection with their activities. Such fees in most circumstances will offset the management fee relating to the applicable fund. The management fees we receive are payable on a regular basis, typically quarterly or semi-annually, in the contractually prescribed amounts over the life of the fund. Depending on the base on which management fees are calculated, negative performance of one or more investments in the fund may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees received are generally not subject to clawback.
The investment adviser of each of our TPEP funds generally receives a management fee based on a percentage of the fund’s net asset value. These management fees are payable on a regular basis, typically quarterly. These funds generally permit investors to withdraw or redeem their interests periodically, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Decreases in the net asset value of investor’s capital accounts may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees received are not subject to clawback.
The investment adviser of TRTX receives a base management fee based on the equity of the REIT, and an incentive management fee based upon the company’s core earnings, in each case payable quarterly in arrears.
Performance Allocations
As part of its partnership interest in a fund and, in addition to a return on its capital interest in a fund, the general partner or an affiliate is generally entitled to receive performance allocations from a fund. Generally, this means that the general partner’s partnership interest in the fund will entitle it to a share of the fund’s net profits. Performance allocations have historically accounted for a significant portion of the income we realize from our fund general partnership interests.
Performance allocations are generally calculated on a realized basis, and each general partner (or affiliate) is generally entitled to an allocation of 20% of the net realized profits (generally also taking into account, among other things, unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds.
Performance allocations are subject to a preferred limited partner return typically of 8% per year, subject to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the general partner receives performance allocation distributions over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed performance allocation exceeds the amounts to which the general partner is entitled. This is known as a “clawback” obligation. To the extent we are required to fulfill a clawback obligation, we may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given fund’s own net investment performance only and performance allocations of other funds are typically not netted for determining this contingent obligation. Moreover, the governing agreements of most of our funds generally provide a guarantee of clawback obligations to fund investors from the TPG Operating Group (directly or indirectly) although we retain the right to pursue any remedies that we have against performance allocation recipients who do not return to us such performance allocations. We have recorded a contingent repayment obligation of $58.3 million as of December 31, 2021, equal to the amount that would be due if the various funds were liquidated at their current carrying value.

For additional information concerning the clawback obligations we could face, see “Risk Factors—Risks Related to Our Business—The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return or contribute amounts to our funds and fund investors.”
Capital Invested in and Alongside Our Funds
To further align our interests with those of investors in our funds, we and our professionals have invested our own capital in and alongside the funds we sponsor and manage. Minimum general partner capital commitments to our funds are determined separately with respect to each fund. We may, from time to time, invest in excess of contractually required minimums and/or exercise our right to purchase additional interests in our funds that become available in the ordinary course of their operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information regarding our minimum general partner capital commitments to our funds. Our general partner capital commitments are funded with cash and not with performance allocations or deferral of management fees. In addition, certain qualified professionals are required and/or permitted, subject to certain restrictions, to invest in or alongside the funds we sponsor and manage. Fees assessed on such investments by our professionals may be eliminated or substantially reduced.
Investors in many of our funds, as well as certain other investors, may have the opportunity to make co-investments with the funds. Co-investments are investments in portfolio companies or other fund assets generally on the same terms and conditions as those to which the applicable fund is subject.
Competition
We compete with other alternative asset management firms, as well as global banking institutions and other types of financial institutions, for people, investors and investment opportunities. Generally, our competition varies across platforms, geographies and financial markets. We compete for outside investors based on a variety of factors, including investment performance, transaction execution skills, the quality of services provided to investors, access to and retention of qualified professionals, reputation and brand recognition, business relationships, depth of our product offering and the level of fees and expenses charged for services. We believe that competition for investment opportunities varies across platforms but is generally based on industry expertise and potential for value-add pricing, terms, the structure of a proposed investment and certainty of execution.
In addition to these traditional competitors within the global alternative asset management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds in the various countries in which we invest. In certain emerging markets, local firms may have more established relationship with the companies in which we are attempting to invest. In addition, large institutional investors and sovereign wealth funds have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities.
Legal and Compliance
Our legal and compliance team includes over 32 attorneys, compliance professionals and paralegals. In addition to supporting our corporate functions, the legal team supports our investment team across all investments made by us on behalf of our clients and investors. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with securities laws and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations.
Regulation and Compliance
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The level of regulation and supervision to which we are subject to varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly or indirectly affect our mode of operation and profitability. Each of the regulatory bodies with jurisdiction over us, and our portfolio companies and investments, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability or reputational damage.
Rigorous legal and compliance analysis of our businesses and investments is important to our culture. We strive to maintain a culture of compliance through the use of policies and procedures, such as our code of ethics, compliance systems, and education and training for our people. Our compliance policies and procedures address a variety of regulatory and compliance risks such as the handling of material non-public information, personal securities trading, anti-bribery, valuation of investments, document retention, potential conflicts of interest and the allocation of investment opportunities.
We generally operate without information barriers between our businesses. In an effort to manage possible risks resulting from our decision not to implement these barriers, we maintain a list of issuers for which we have access to material, non-public information and in whose securities our funds and investment professionals are not permitted to trade. We could in the future decide that it is advisable to establish information barriers, particularly as our business expands and diversifies. In such event our ability to operate as an integrated platform will be restricted.
United States
Regulation as an Investment Adviser
Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act, including TPG Global Advisors, LLC, TPG Capital Advisors, LLC, TPG PEP Advisors, LLC, TPG Real Estate Advisors, LLC, TPG RE Finance Trust Management, L.P., TPG Solutions Advisors, LLC and the subsidiaries that are relying advisers and rely on umbrella registration to be registered as investment advisers with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Advisers Act that include anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest, record-keeping and reporting requirements, and disclosure requirements. In addition, our registered investment advisers are subject to routine periodic and other examinations by the staff of the SEC. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities if it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
Regulation under the Investment Company Act
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting, or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that either TPG Inc. or the TPG Operating Group is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act. Further, a majority of the TPG Operating Group’s assets consist of indirect ownership interests in the general partners or managing members of the funds we sponsor. We believe these interests in the general partners or managing members are not investment securities. The TPG Operating Group also holds minority interests in certain operating subsidiaries that are consolidated on the TPG Operating Group’s financial statements as “variable interest entities.” See Note 10, “Variable Interest Entities,” to the consolidated financial statements for additional information regarding our variable interest entities. The TPG Operating Group’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act (“section 3(a)(1)(C)”). However, the value of these subsidiaries is not large enough to cause the TPG Operating Group’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). TPG Inc.’s assets consist primarily of units representing 25.6% of the TPG Operating Group held through its 100% interest in certain holding companies. TPG Inc. also is the owner of the entities serving as the general partner of the TPG Operating Group partnerships and, in such capacity, indirectly controls all of the TPG Operating Group’s business and affairs. We do not believe TPG Inc.’s interests in these units or the general partners are investment securities. Therefore, we believe that less than 40% of TPG Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe TPG Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C). In addition, we believe TPG Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
Regulation as a Broker-Dealer
TPG Capital BD, LLC (“TPG Capital BD”), one of our subsidiaries, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is subject to regulation and oversight by the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and is registered as a broker-dealer in all 50 states and the District of Columbia. FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including TPG Capital BD. State securities regulators also have regulatory oversight over TPG Capital BD. TPG Capital BD is an affiliated entity through which we conduct U.S.-based fundraising and capital markets activities, and administer a compliance program designed to comply with applicable anti-money laundering requirements. Broker-dealers are subject to regulations that cover all aspect of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising, and sales practices, conduct of public and private securities offerings, maintenance of adequate net capital, record-keeping, and the conduct and qualifications of persons associated with the broker-dealer. In particular, as a registered broker-dealer and member of FINRA, TPG Capital BD is subject to the SEC’s “net capital rule,” Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain, requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form, and imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC and various self-regulatory organizations impose rules that require notification when net capital of a broker-dealer falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its associated persons or other similar consequences by regulatory bodies.
Regulation as a Real Estate Investment Trust
TRTX has elected and qualified to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its qualifications as a REIT, TRTX generally must distribute at least 90% of its net taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code.
United Kingdom and the European Union
TPG Europe is our London-based affiliate that is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) under the Financial Services and Markets Act 2000 (the “FSMA”). The FSMA and related rules, including the FCA’s rules and guidance, govern most aspects of investment business, including provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record-keeping, approval standards for individuals, anti-money laundering and periodic reporting. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in public or private censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion of officers or employees from performing certain functions within the financial services industry, or other similar consequences. TPG Europe has permission to engage in a number of activities regulated under the FSMA, including advising on and arranging deals.
Other Jurisdictions
Certain other subsidiaries or funds that we advise are registered with, have been licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States. These registrations, licenses or authorizations relate to providing investment advice, marketing of securities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries and funds that have been registered, licensed, or authorized could expose us to liability and/or damage our reputation.
In Singapore, both TPG Capital (S) Pte. Ltd. and NewQuest Advisors (Singapore) Pte. Ltd. hold a capital market services license and are authorized by the Monetary Authority of Singapore to conduct fund management activities. In Hong Kong, TPG Capital, Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities and advising on securities, and NewQuest Capital Advisors (HK) Limited is licensed and authorized to engage in the business of asset management. In India, NewQuest Advisors (India) LLP is registered with the Securities Exchange Board of India as an investment advisor. In the Cayman Islands, NewQuest Holdings (Cayman) Limited is registered with the Cayman Islands Monetary Authority as a registered person and is authorized to conduct securities investment business, and each of the TPEP “master funds,” as well as each of the TPEP “offshore feeders,” is registered with the Cayman Islands Monetary Authority under the Mutual Funds Law. In Mauritius, NewQuest Asia BE Limited holds an unrestricted investment adviser license granted by the Financial Services Commission and is authorized to manage securities and to give advice on securities transactions. On December 22, 2021, NewQuest Asia BE Limited submitted notice to the Financial Services Commission that it is surrendering this license, as the holding of the license has become unnecessary. The surrender took effect on January 21, 2022.
Website and Availability of SEC Filings
We use our website (www.tpg.com/), Rise website (https://therisefund.com/), Microsites (https://software.tpg.com/, https://healthcare.tpg.com/), LinkedIn (https://www.linkedin.com/company/tpg-capital), Twitter (https://twitter.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com/. The contents of our website, any alerts and social media channels are not, however, a part of this report.

Item 1A. Risk Factors
Risks Related to Our Business
We depend on our senior leadership and key investment and other professionals, and the loss of their services or investor confidence in such professionals could have a material adverse effect on our results of operations, financial condition and cash flow.
We depend on the experience, expertise, efforts, skills and reputations of our investment and other professionals, including our senior leadership, senior advisors and other key personnel, none of whom are obligated to remain employed or otherwise engaged with us. For example, our ability to continue delivering strong fund returns depends on the investments that our investment professionals and other key personnel identify and the synergies among their diverse fields of expertise. Senior leadership, investment professionals and other key personnel also have strong business relationships with our fund investors and other members of the business community. The loss of the services of any of them, including if any were to join or form a competing firm, could have a material adverse effect on our results of operations, financial condition and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Further, there can be no assurance that our founder succession process or plans to transition to long-term corporate governance by an independent board of directors will facilitate an orderly transition. See “Item 10.—Directors, Executive Officers and Corporate Governance.”
In addition, the failure of certain “key persons” (i.e., professionals who are named as “key persons” for some or all of our funds) to devote the requisite time and attention required under a fund’s governing documents could cause the automatic suspension or termination of the fund’s commitment period, and in certain cases the general partner’s replacement and/or the fund’s dissolution. If “key persons” engage in certain forms of misconduct, fund investors could have the right to among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. See “—Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.” Moreover, many of our senior professionals’ equity interests in us are already substantially vested, thereby limiting their incentive to remain with us. Any of the foregoing could lead to a substantial decrease in our revenues or materially and adversely affect our reputation.
Our ability to attract, retain and motivate investment and other key professionals is critical to our success. Our failure to do so could have a material adverse effect on our results of operations, financial condition and cash flow.
Our success depends on our ability to retain investment and other professionals, and to recruit additional qualified personnel. The market for investment and other professionals is extremely competitive, and we may not succeed in retaining or recruiting qualified investment or other professionals to sustain our current performance or pursue our growth strategy. Our senior leadership, investment professionals and other key personnel possess substantial experience and expertise in investing, assist with locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and have strong business relationships with our fund investors. Therefore, the departure of members of our senior leadership, our investment professionals or other key personnel, particularly if they join competitors or form competing firms, could result in the loss of significant investment opportunities and certain fund investors and could impair our funds’ performance.
Our ability to recruit, retain and motivate qualified investment and other professionals depends primarily on our ability to offer attractive compensation packages. Efforts to retain or attract investment professionals and other personnel could therefore result in significant additional expenses, which would negatively affect our profitability.
Amounts earned by our investment and other professionals who participate in partnership equity programs will vary from year to year depending on our overall realized performance. As a result, there may be periods when we determine that realized performance allocations (together with other then-existent partnership return elements) are not sufficient to incentivize individuals, which could result in an increase in salary, cash bonus, other equity awards and benefits, the modification of existing programs or the use of new remuneration programs, which could increase our overall compensation costs. Reductions in partnership equity programs could also make it harder to retain investment professionals and other key personnel and cause these individuals to seek other employment opportunities. Furthermore, changes in tax laws in the United States and the United Kingdom (the “U.K.”) have increased the tax rates on various income streams used to compensate and/or incentivize investment professionals, which in turn impact our ability to recruit, retain and motivate our current and future investment professionals. See “—Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.”
We may not be able to provide our future senior professionals with equity interests in our business to the same extent or with the same economic and tax consequences as those from which our existing senior professionals previously benefited prior to the initial public offering (“IPO”). For example, following the IPO, we adjusted our incentive package for our investment and other professionals to include vintage share awards, investment-specific awards and discretionary performance allocation awards. See “Item 11.—Executive Compensation—Compensation Program Adjustments On and Following the IPO.” The adjusted incentive package has different economic and tax characteristics than our prior blend of financial incentives and may not prove adequate in years of poor realization to adequately compensate and retain our key personnel. In order to recruit and retain existing and future investment professionals and other key personnel, we may need to increase the level, or change the form or composition, of the compensation that we pay to them, which may cause a higher percentage of our revenue to be paid out in the form of compensation, adversely impacting our profit margins.
In addition, the confidentiality agreements, restrictive covenants and other arrangements with some of our senior leadership, investment professionals and other key personnel may not prevent them from leaving us, joining our competitors or otherwise competing with us. Depending on which entity is a party to these agreements and the laws applicable to these agreements, we may be unable to, or may find it impracticable to, enforce them, and certain of these agreements may be waived, modified or amended at any time without our consent. Even when enforceable, these agreements expire after certain periods of time, at which point investment professionals and other key personnel are free to compete with us and solicit our fund investors and employees.
Poor performance of our funds would cause a decline in our revenue, may obligate us to repay performance allocations previously paid to us and could negatively impact our ability to raise capital for future funds.
We primarily derive revenues from:
• management fees, which are generally based on the amount of capital committed or invested in our funds;
• performance allocations, which are based on the performance of our funds;
• investment income from our investments as general partner;
• compensation our broker-dealer or related entities receive for various capital markets services; and
• expense reimbursements.
Poor performance of our funds could make it more difficult for us to raise new capital. Existing and potential investors continually assess our funds’ performance, and our ability to raise capital for existing funds and future funds, as well as avoiding excessive redemptions from our public equity funds, depends on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease our AUM and revenue and thus have a material adverse effect on our results of operations, financial condition and cash flow. In addition, capital markets fees are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our funds could adversely affect the amount of fees generated by our broker-dealer.
If a fund performs poorly, we will receive little or no performance allocations relating to our interest in the fund and little income, or possibly losses, from any principal investment in the fund, which could decrease our revenue. Investors could also demand lower fees or fee concessions for existing or future funds, which would likewise decrease our revenue. Further, if a fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund as a result of poor performance of later investments in a fund’s life, we may be obligated to return the amount by which performance allocations that were previously distributed to us exceed amounts to which we are ultimately entitled. See “—The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.”

Our inability to raise new funds or capital for our funds could result in lower management fees and less capital to invest and place pressure on fees and fee arrangements of future funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our current private equity, real estate and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, keep earning management fees (although our funds and investment vehicles typically continue to earn management fees after the expiration of their investment periods, they are generally at a reduced rate, calculated on a reduced base or both). Even if we are successful in raising successor funds, to the extent that we are unable to raise successor funds of a comparable size to our predecessor funds without delay, our revenues may decrease as the investment periods of our predecessor funds expire and associated fees decrease. In addition, investors in our public equity funds have the ability to redeem their fund interests and move their capital to other investments; these funds’ management fees and performance allocations would decline if we are unable to raise capital to replace that of redeeming fund investors. We expect to raise significant capital for certain successor funds in the near term, at a time when our competitors, some of whom have substantially larger capital formation teams, are likewise engaged in significant fundraising campaigns, often targeting the same investors. By the time we seek to raise new funds, investors who might otherwise have participated may have already allocated all of their available capital to other funds and therefore be unable to commit to ours. We could struggle to raise successor funds or fresh capital for other reasons beyond our control, including as a result of general economic or market conditions or regulatory changes, which could have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to traditional fund structures, such as managed accounts, specialized funds and co-investment vehicles, and there can be no assurance that historical or current levels of commitments to our funds from these investors will continue. Investors in our funds may decide to move their capital away to other investments for any number of reasons, such as changes in interest rates that make other investments more attractive; poor investment performance; changes in investor perception regarding our focus or alignment of interest, including if we change or broaden of a fund’s investment strategy; reputational concerns; or departures or changes in responsibilities of key investment professionals. In the U.K. and Europe, there has been a shift from defined benefit pension plans to defined contributions plans, which could reduce the amount of assets available for us to manage on behalf of certain of our clients. Additionally, many public pension funds, including in the United States, the U.K. and Europe, are significantly underfunded, and their funding problems have been, and may in the future be, exacerbated by economic downturns. Moreover, certain institutional investors continue to demonstrate a preference to in-source their own investment professionals and make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
We have also entered into, and expect to continue to enter into, customized investment programs with select investors, which can take the form of contractual arrangements pursuant to broader strategic relationships, separately managed accounts (“SMAs”) and other bespoke investment structures. In exchange for significant historical and/or future commitments, these arrangements can include the establishment of dedicated vehicles, discounted management fees, reduced performance allocations, the right to participate in co-investment opportunities and knowledge sharing, training and secondment programs. These arrangements could increase the cost of raising capital at the scale and level of profitability we have historically achieved.
Further, certain investors have implemented, or may implement, restrictions against investing in certain types of asset classes, which would affect our ability to raise new funds focused on those asset classes. Countries’ implementation of certain tax measures may also adversely impact our funds’ ability to raise capital from certain investors if these investors decide that it is more tax efficient for them to invest on their own or only in funds with similarly situated investors. See “—Our funds invest in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could decrease our AUM and revenue and have a material adverse effect on our results of operations, financial condition and cash flow.

A decline in the pace or size of investments by our funds could result in our receiving less revenue from fees.
Our management fee revenue, which constitutes the largest portion of income from our business and depends on the pace of investment activity in our funds. In many of our funds, during at least a portion, but sometimes all, of such fund’s fee-paying life, we charge management fees based on the amount of capital invested. As a result, the pace at which we make investments, the length of time we hold these investments and the timing of dispositions directly impact our revenues. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. In addition, in certain cases a decline in investment value can reduce the invested capital fee base. As a result, the variable pace at which many of our funds invest capital and dispose of investments, and variations in underlying asset value, may cause our management fee revenue to vary from one quarter to the next. We would generally expect a slowdown in investment pace to cause an eventual decline in other sources of revenue such as transaction fees and fees earned by our broker-dealer. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments, and an increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce management fees. Additionally, higher fundraising activity also generates incremental expenses and, as new capital commitments may not immediately generate fees, we could incur fundraising related costs ahead of generating revenues.
Our fund investors may be unwilling to commit new capital to our funds as a result of our decision to become a public company, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Some of our fund investors may view negatively our status as a publicly traded company, including concerns that, as a public company, we will shift our focus from the interests of our fund investors to those of our public stockholders. Because we derive most of our revenues from management fees, which are generally based on the amount of capital committed or invested in our funds, it may be in the interests of our public stockholders for us to strive for near-term profit through growing our AUM, generating additional management fees and thereby improving the returns on our Class A common stock for our public stockholders, regardless of whether there are sufficient opportunities to effectively deploy such additional capital. By contrast, it is typically in the best interests of our fund investors for us to pursue risk-adjusted returns over time and grow our AUM commensurately with capital deployment opportunities. Consequently, some of our fund investors may believe that we will strive for near-term profit instead of superior risk-adjusted returns over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy additional capital. We may not succeed in addressing such concerns or in convincing fund investors that our status as a public company will not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our fund investors to decline to commit additional capital to our funds or to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and could have a material adverse effect on our results of operations, financial condition and cash flow.
We may reduce our AUM, limit its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it to be in the best interest of our fund investors, even when such actions may be contrary to the near-term interests of stockholders.
From time to time if we decide it is in our best interests, we may take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our fund investors fairly is in the long-term interest of us and our stockholders, we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. The means by which we seek to benefit fund investors to achieve superior investment performance in each of our strategies could include limiting AUM to an amount we believe can be invested appropriately in accordance with our investment mandate and current or anticipated economic and market conditions. Further, we may voluntarily reduce management fee rates and terms for certain of our investors, funds or strategies when we deem it appropriate, even when doing so may reduce our short-term revenue. See “— Our inability to raise new funds or capital for our funds could result in lower management fees and less capital to invest and place pressure on fees and fee arrangements of future funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.”
Many of our funds utilize subscription line facilities to fund investments prior to the receipt of capital contributions from the fund’s investors. As using a subscription line facility delays fund capital calls, the investment period of such capital is shortened, which may increase a fund’s reported Gross and Net IRR (each as defined herein). However, since interest expense and other costs of borrowings under subscription line facilities are a fund expense, borrowing will reduce the fund’s net multiple of invested capital and may reduce the amount of performance allocations the fund generates. Any reduction in performance allocations will negatively impact our revenues.
We may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. For example, we may waive management fees on certain vehicles at various times. We may delay the realization of performance allocations to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of potential future clawback obligations, or for other reasons. Any of the foregoing delays could result in a deferral of realized performance allocations to a subsequent period, if they are earned at all. See “—Parts of our revenue, earnings and cash flow are highly variable, which could cause volatility in the price of our Class A common stock.”
Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms to be less favorable to us than those of our existing funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.
In connection with raising capital for new or existing funds, we negotiate terms with existing and potential investors. These negotiations could result in terms that are materially less favorable to us than the terms of our prior funds. For example, such terms could restrict our ability to raise funds with investment objectives or strategies that compete with existing funds, increase the hurdle required to be generated on investment prior to our right to receive management fees and performance allocations, add expenses and obligations for us in managing funds or increase our potential liabilities. Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. For example, certain of our newer funds also include more favorable terms for fund investors that commit to early closes for our funds. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
Further, investors increasingly expect to make investments in our funds on customized terms. We may enter into separate agreements and/or create separate vehicles with certain individual investors, which may include, among other things, provisions permitting an investor to opt out of particular investments, discounting an investor’s management fee, reducing our share of performance allocations or granting an investor preferential rights with respect to co-investment opportunities. Any agreement to terms that are more favorable than those set forth in a fund’s governing documents could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
Certain institutional investors have also publicly criticized certain fund fee and expense structures, including management, monitoring and transaction fees and performance allocations. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees, modify our performance allocations and change incentive fee structures, which could result in a reduction or delay in the timing of receipt of performance allocations we receive and incentive fees we earn. The Institutional Limited Partners Association (“ILPA”) maintains and revises from time to time a set of Private Equity Principles (the “Principles”), which continue to call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including guidelines for performance allocations, fees and fee structures. We endorsed the Principles as an indication of our general support for ILPA’s efforts. Further, the SEC’s focus on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements.
We may not be successful in executing or managing the complexities of new investment strategies or expanding into new markets and businesses, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our growth strategy is based in part on, and we are continuously evaluating, the expansion of our platform through selective investment in, and development or acquisition of, businesses, products and investment strategies complementary to our existing business. The success of our growth strategy will depend on, among other things:
•our ability to correctly identify and create products that appeal to investors;

•how our existing fund investors view any new initiatives;
•mitigating risks that arise from the diversion of management’s time and attention from our existing businesses;
•our ability to properly manage conflicts of interests with our existing businesses;
•minimizing any disruption to our ongoing businesses;
•management’s ability to develop and integrate new businesses and the success of the integration efforts;
•our ability to identify and manage any other risks in new lines of businesses;
•our ability to successfully negotiate and enter into beneficial arrangements with new counterparties;
•our ability to implement adequate investment processes, controls and procedures that we have already developed around our existing platforms;
•our ability to successfully enter into markets or businesses in which we may have limited or no experience;
•managing the increased demands on our information systems, operational systems and technology, including related security systems, and infrastructure;
•our ability to achieve expected results or realize expected synergies from newly developed products or strategic alliances;
•our ability to obtain requisite approvals and licenses from relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs or delays;
•the broadening of our geographic footprint and successfully managing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences); and
•our ability to identify and manage risks in new lines of businesses.
In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business. Our ability to consummate an acquisition will depend on our ability to identify and accurately value potential acquisition opportunities and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or incur unexpected costs. The following factors, among others, could also limit the success of a firm acquisition:
•difficulties and costs associated with the integration of operations and systems;
•difficulties integrating the acquired business’s internal controls and procedures into our existing control structure;
•difficulties and costs associated with the assimilation of employees; and
•the risk that a change in ownership will negatively impact the relationship between an acquiree and the investors in its investment vehicles.
Historically, we have had, and in the future may have, a new product, business or venture developed internally or by acquisition that proves to be unsuccessful. In those instances, we may decide to wind down, liquidate and/or discontinue those products, businesses or ventures, and we have done so in the past. Such actions could negatively impact our relationships with investors in those businesses, subject us to litigation or regulatory inquiries and expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and expense. New products or strategies could have different economic structures than our traditional funds and may require a different marketing approach. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. There can be no assurance that any joint venture opportunities will be successful. In addition, to the extent that we distribute products through new channels, including through unaffiliated firms and/or those providing access to retail investors, we may be unable to effectively monitor or control the manner of their distribution. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest and related party transaction risks and may lead to litigation or regulatory scrutiny. There can be no assurance that any new product, business or venture we develop internally or by acquisition will succeed.
We are subject to increasing scrutiny from fund investors and regulators on ESG matters, which may constrain investment opportunities for our funds and negatively impact our ability to raise capital from such investors.
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors have considered our record of socially responsible investing and other ESG factors in determining whether to invest in our funds. Similarly, certain of our investors use third-party benchmarks or scores to measure our ESG practices and decide whether to invest in our funds. At times, certain investors have conditioned future capital commitments on the taking of or refraining from taking certain actions. Although several of our funds are focused on socially responsible and climate-focused investing, other funds may make investments that fund investors or stockholders view as inconsistent with their ESG standards. If our ESG practices do not meet the standards set by these investors or stockholders, they may choose not to invest in our funds or exclude our Class A common stock from their investments, and we may face reputational challenges by other stakeholders. Further, as part of our ESG practices, we rely on the services and methodologies of Y Analytics, an affiliated public benefit company, and such services and methodologies could prove to be inaccurate. The occurrence of any of the foregoing could negatively impact our ability to raise funds and capital and the price of our Class A common stock.
In addition, there has been increased regulatory focus on ESG-related practices by investment managers and regulators. For example, the SEC has examined the methodology used by ESG funds for determining socially responsible investments, and there is generally a higher likelihood of regulatory focus on ESG matters under the Biden administration. Outside of the United States, the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the European Union (“EU”) level, such as the SFDR (as defined herein). See “—Risks Related to Our Industry—Regulatory initiatives in jurisdictions outside the United States could negatively impact our business—Sustainable Finance.” Compliance with the SFDR and other ESG-related rules is expected to result in increased legal, compliance, restrictions, reporting and other associated costs and expenses which would be borne by us and our funds. Under these requirements, we may be required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use for ESG investing, or new regulations or legislation require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.
If we, as the general partner, managing member or management company, or certain “key persons” engage in certain forms of misconduct, the governing agreements of our funds generally allow the investors of those funds to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Moreover, if certain “key persons” fail to devote the requisite time and attention to managing the fund, the fund’s commitment period will generally be automatically suspended for 60 days and then terminate unless a majority in interest of the fund’s investors elect to continue the commitment period. While we believe that our investment professionals have appropriate incentives to remain in their respective positions based on equity ownership, profit participation and other contractual provisions, there can be no guarantee of the ongoing participation of our investment professionals in respect of our funds. If a general partner is removed, we would no longer be involved in the management or control of the fund, and there could be no assurance regarding the fund’s ability to consummate investment opportunities and manage portfolio companies. In addition, if a general partner is removed for certain bad acts, the amount of accrued performance allocations we would otherwise receive will be subject to a significant reduction. In the event that a fund is dissolved prematurely, it may be required to dispose of its investments at a disadvantageous time or make in-kind distributions. Although we periodically engage in discussions with fund investors and/or advisory committees of our funds regarding a waiver of such provisions or replacement of relevant key persons with respect to executives whose departures have occurred or are anticipated, such waiver or replacement is not guaranteed. Such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts, cause us to agree to less favorable ongoing terms with respect to the affected fund or have a material adverse effect on our results of operations, financial condition and cash flow.
If we are required to liquidate fund investments at a disadvantageous time as a result of dissolution, management fees and performance allocations would terminate, and we could ultimately realize lower-than-expected return on the investments and, perhaps, on the fund itself. We do not know whether, or under what circumstances, our funds’ investors are likely to exercise such right.
In addition, because our funds generally have an adviser registered under the Advisers Act, each fund’s management agreement must require the fund’s consent for any “assignment” of the agreement, which may be deemed to occur in the event the investment advisers of our funds were to experience a change of control. Failure to obtain consent may constitute a violation of the management agreement. A change of control typically occurs if there is a transfer of more than 25% of the voting securities of an investment adviser or its parent. There can be no assurance that a change of control will not occur and that we will obtain the consents required to assign our investment management agreements. See “—Risks Related to Our Organization Structure—A change of control of our company could result in an assignment of our investment advisory agreements.”
Parts of our revenue, earnings and cash flow are highly variable, which could cause volatility in the price of our Class A common stock.
The portion of our revenues, earnings and cash flow we derive from performance allocations is highly variable and can vary significantly from quarter to quarter and year to year. The timing of performance allocations generated by our funds is uncertain and will contribute to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to raise the necessary funds and then to realize the investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before we realize any profits in cash or other proceeds. We cannot predict when, or if, any realization of an investment will occur. Generally, with respect to our private equity funds, although we recognize performance allocations on an accrual basis, we receive performance allocation payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results.
The timing and receipt of performance allocations also vary with the life cycle of certain of our funds. Our funds that have completed their investment periods and are able to realize mature investments are more likely to make larger distributions than our funds that are in their fundraising or earlier parts of their investment periods. During times when a significant portion of our AUM is attributable to funds that are not in the stage when they would realize investments, we may receive substantially lower performance allocation distributions.
The historical returns attributable to our funds should not be considered as indicative of the future results of us or our funds or any returns expected on an investment in our Class A common stock.
We have presented in this report information relating to the historical performance of our funds. The historical returns of the funds that we manage, however, are not an indication of future fund performance or potential returns on our Class A common stock. In addition, any continued positive performance of our funds will not necessarily result in positive returns on an investment in our Class A common stock, though we would expect poor fund performance to cause a decline in our revenue from such funds that could, consequently, negatively impact our ability to raise funds and capital and the value of our Class A common stock.

Moreover, with respect to the historical returns of our funds:
•we may create new funds in the future that reflect a different asset mix, different investment strategies and varied geographic and industry exposure compared to our current funds, and any such new funds could have different returns than our existing or previous funds;
•the historical returns that we presented in this report derive largely from the performance of our existing funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record, may be invested by different investment professionals, and may have lower target returns than our existing funds;
•the performance of our funds reflects our valuation of the unrealized investments held in those funds using assumptions that we believe are reasonable under the circumstances, but the actual realized return on these investments will depend on a variety of factors including future operating results and the value of assets and market conditions at the time of disposition, each of which may differ from the assumptions on which the valuations are based, which could negatively impact the ultimate value we realize from those investments;
•in recent years, there has been increased competition for investment opportunities resulting from, among other things, the increased amount of capital invested in alternative funds, high liquidity in debt markets and strong equity markets, and increased competition for investments could reduce our returns in the future;
•the rates of returns of some of our funds in certain years have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;
•our funds’ returns in some years have benefited from investment opportunities and general market conditions, including a low interest rate environment, that may not repeat themselves, and our current or future funds may be unable to avail themselves of comparable investment opportunities or market conditions;
•market conditions during previous periods may have been significantly more favorable for generating positive performance, particularly in our private equity business, than current market conditions or the market conditions that we may experience in the future; and
•newly established funds may generate lower returns during the period that they take to deploy their capital.
Our financial performance depends in part on the investment performance of our funds, which in turn is influenced by general market conditions. Increased market volatility, including broad declines in equity valuations, would impact our investments and the performance of our funds. As an example, the advent of the COVID-19 pandemic resulted in a significant and broad-based decline in equity markets: between December 31, 2019 and March 31, 2020 the S&P 500 declined by 20%, and in that same period the unrealized value of our funds declined by 13%. We believe that future volatility in general market conditions would affect both of our funds’ performance and our financial performance.
Our recent performance has benefited from high multiples and asset prices. A decline in multiples or asset prices, or an overall deterioration in market conditions, could make it more difficult to earn such returns on new investments. The future returns of any current or future fund may therefore vary considerably from the historical returns generated by any particular fund or our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.
Our investments in portfolio companies and the financial performance of our funds and their portfolio companies could negatively impact results of operations, financial condition and cash flow.
Our funds’ performance, and thus our performance, depends on the value of our funds’ portfolio companies and other investments. Our funds invest in companies in many different industries, each of which is subject to volatility based on a variety of economic, market and other factors. Typically, our funds’ performance will not be meaningfully impaired by the poor performance of a limited number of portfolio companies. However, if several of a fund’s portfolio companies are performing poorly, it could negatively impact the fund’s performance, and we have limited resources to assist portfolio companies experiencing financial difficulties, such as unsustainable levels of indebtedness, contractual or legal constraints and industry headwinds. Risks that could negatively impact the financial performance of our funds and their portfolio companies and otherwise impact our results of operations, financial condition and cash flow include:
•Business, Regulatory or Legal Complexity: We often pursue investment opportunities with substantial business, regulatory or legal complexity that we believe may deter other investment managers. Portfolio companies acquired in such transactions can be more challenging to manage and sometimes entail a greater risk of contingent liabilities.
•Control: Our funds often invest in equity securities and other financial instruments of companies we do not control. In the future, our funds may acquire minority equity interests more frequently or dispose of a portion of majority equity investments in portfolio companies over time in a manner that results in the funds retaining a minority stake. Minority investments are subject to the risk that the company in which our funds invest may make business, financial or management decisions with which we do not agree or that the company’s majority stockholders or the management may take risks or otherwise act in a manner that does not serve our funds’ interests, each of which could decrease the value of our funds’ investments and have a material adverse effect on our results of operations, financial condition and cash flow. In addition, our funds’ portfolio companies make decisions regarding tax positions, which we may not control, that could result in additional tax costs to us.
•Junior Ranked Investments: In most cases, the portfolio companies in which our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our funds’ investments. In the event of insolvency of a portfolio company, holders of securities ranking senior to our investment would typically be entitled to receive payment in full (and, in some cases, plus interest) before distributions could be made in respect of our investment. Furthermore, during periods of financial distress or following an insolvency, the ability of our funds to influence a portfolio company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.
•Concentration of Fund Investments: The governing agreements of our funds generally contain only limited investment restrictions and limited requirements as to diversification of fund investments, either by geographic region or asset type. For example, we manage funds that invest predominantly in North America and Asia. During periods of difficult market conditions or slowdowns in these sectors or geographic regions, decreased revenue, difficulty in obtaining access to financing and increased funding costs experienced by our funds may be exacerbated by this concentration of investments, which would result in lower investment returns for our funds. Such concentration may increase the risk that events affecting a specific geographic region or asset type will have a negative or disparate impact on such funds compared to funds that invest more broadly.
Valuation methodologies for certain fund assets may involve subjective judgments, and our valuation of an investment could differ significantly from the value that is obtained upon the investment’s exit, which could result in significant losses for us and our funds.
There are no readily ascertainable market prices for a substantial majority of our funds’ illiquid investments. We generally determine the fair value of the investments of our funds in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Our valuations of illiquid assets in accordance with GAAP will be based to a large extent on our estimates, comparisons and qualitative evaluations of private information, which can be incomplete or inaccurate. The amount of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over possibly short periods of time; substantial write-downs and earnings volatility are possible. Our determination of an investment’s fair value may differ materially from the value that would have been determined if a ready market for the securities had existed and the valuations the general partners of other funds or other third parties ascribe to the same investment. Our valuation of an investment at a measurement date may also differ materially from the value that is obtained upon the investment’s exit.
Further, although we follow valuation methodologies and procedures designed to ensure that our fair value determinations are the product of the application of GAAP and to minimize potential bias, we may have incentives to arrive at higher valuations. Our stockholders’ equity could be negatively impacted if the values of investments that we record are materially higher than the values that are ultimately realized upon the disposal of the investments. Realizations at values significantly lower than the values at which investments have been reflected in prior fund reporting could result in losses for the applicable fund and the loss of potential performance and other fees. Additionally, if realizations of our investments produce values materially different than the carrying values reflected in prior fund reporting, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds or redemptions from our funds that permit redemptions. If the investment values that we record from time to time are not ultimately realized, it could have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, because we typically value our entire portfolio on a quarterly basis, subsequent events that may have a significant impact on those valuations may not be reflected until the next quarterly valuation date. Changes in values attributed to investments from quarter to quarter may result in volatility in our AUM and could materially affect the results of operations that we report from period to period.
The due diligence process that we undertake in connection with our investments may not reveal all facts that may be relevant in connection with an investment.
Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment opportunity. The objective of the due diligence process is to identify both the attractive attributes of and risks associated with an investment as well and prepare a framework that may be used from the date of acquisition to drive operational improvement and value creation. When conducting due diligence, we may need to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks, as well as Y Analytics, may be involved in the due diligence process in varying degrees depending on the type of investment.
When conducting due diligence and assessing an investment, we rely on the resources available to us, including information from the target and, in some circumstances, third-party investigations and analysis. The information available to us in conducting due diligence of newly-organized or growth stage companies is limited, and we limit the due diligence we conduct for certain of our strategies to publicly available information. Accordingly, the due diligence investigation that we carry out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating it. For example, the due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. In addition, because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have laws and regulations that are as stringent or consistently enforced as in more developed nations. For example, our funds invest throughout jurisdictions that are perceived to present an elevated risk of corruption according to international rating standards (such as Transparency International’s Corruption Perceptions Index), and in companies in the United States and other jurisdictions and regions with low perceived risk of corruption but whose business may be conducted in other high-risk jurisdictions, including, for example, Bangladesh, Brazil, China, India, Indonesia, Kenya, Myanmar, Nigeria, the Philippines, Thailand and Vietnam. Due diligence on investment opportunities in these jurisdictions is frequently more complicated due to lack of consistent and uniform commercial practices and/or very limited access to information. Bribery, fraud, accounting irregularities and deceptive or corrupt practices can be especially difficult to detect in such locations.
In addition, investment opportunities may involve companies that have historic and/or unresolved regulatory-, tax-, fraud- or accounting-related investigations, audits or inquiries and/or have been subject to public accusations of improper behavior (including bribery and corruption). Even specific, enhanced due diligence investigations with respect to such matters may not reveal or highlight all facts and circumstances that may be relevant to evaluating the investment opportunity and/or accurately identifying and assessing settlements, enforcement actions and judgments that could arise and have a material adverse effect on the portfolio company’s operations, financial condition, cash flow, reputation and prospects. Our due diligence investigations may not result in us making successful investments. Although our funds typically obtain representation and warranties insurance, such insurance may not be available on desired terms. Failure to identify risks associated with our investments could have a material adverse effect on our results of operations, financial condition and cash flow.

Many of our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest.
Many of our funds invest in securities that are not publicly traded. In many cases, contracts we enter into or applicable securities laws prohibit our funds from selling such securities for a period of time. Our funds will generally be unable to sell these securities publicly unless we register their sale under applicable securities laws or we can rely on an available exemption, and in either case only at such times when we do not possess material non-public information. Our funds’ ability to dispose of investments is heavily dependent on the capital markets, particularly, the public equity markets. For example, our ability to realize any value from an investment may depend upon our ability to complete an initial public offering. However, even with publicly traded securities, we may only dispose of large holdings over a substantial length of time, exposing our investment returns to market risk during the intended disposition period. Moreover, because the investment strategy of many of our funds often entails us serving on our funds’ public portfolio company boards, our funds may be restricted from selling during certain time periods. Accordingly, our funds may be forced, under certain conditions, to either sell securities at a loss or defer, potentially for a considerable period of time, sales that they had planned to make.
In addition, market conditions and regulatory environment can also delay our funds’ exit and realization of investments. For example, rising interest rates and challenging credit markets may make it difficult for potential buyers to raise sufficient capital to purchase our funds’ investments. Government policies, or restrictions on foreign investment in certain of our funds’ portfolio companies or assets can also limit our funds’ exit opportunities.
Our funds invest in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
Many of our funds generally invest a significant portion of their assets in the equity or other securities of issuers located outside the United States, including (in order of concentration as of December 31, 2021) India, Europe, Australia, China, Singapore, other Pan-Asian countries and Korea. Investments in non-U.S. securities or companies that are based or have operations in countries outside of the United States, or otherwise generate revenue or have other touchpoints outside of the United States, involve certain factors not typically associated with investing in U.S. companies, including risks relating to:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;
•less developed or efficient financial markets, which could lead to price volatility and relative illiquidity;
•the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation;
•changes in laws or clarifications to existing laws that could create tax uncertainty;
•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;
•greater levels of bribery, corruption and politically exposed persons;
•potential exposure to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments for commercial bribery purposes or to foreign governments, their officials and other third parties;
•violations of trade sanctions or trade control regimes (including those that are maintained and enforced by U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”));
•political hostility to investments by foreign or private equity investors, including increased risk of government expropriation;
•reliance on a more limited number of commodity inputs, service providers and distribution mechanisms;
•higher rates of inflation;

•higher transaction costs;
•less government supervision of exchanges, brokers and issuers;
•less developed or non-uniform bankruptcy, limited liability company, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing limited liability structures, potentially causing the actions or liabilities of one fund or portfolio company to adversely impact us or an unrelated fund or portfolio company);
•difficulty in enforcing contractual obligations;
•less stringent requirements relating to fiduciary duties;
•fewer investor protections and less publicly available information about a company;
•limitations on borrowings to be used to fund acquisitions or dividends;
•potential limitations on the deductibility of interest for income tax purposes;
•limitations on permissible transaction counterparties or consolidation rules that effectively restrict the types of businesses in which we may invest;
•economic and political risks, including potential exchange control regulations, restrictions on repatriation of profits on investments or of capital invested, nationalization, expropriation of assets, confiscatory taxation and political, economic or social instability; and
•the imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities and potential non-U.S. tax filing requirements.
For a more detailed discussion of risks specific to China, see “—Changes in China’s governmental policies could have an adverse effect on our business and operations.”
In addition, restrictions on international trade or the recent or potential further imposition of tariffs may negatively impact investments in non-U.S. companies. See “—Ongoing trade negotiations and the potential for further regulatory reform in the U.S. and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.” For example, the tax authorities in certain countries, including certain EU member states, have sought to deny the benefits of income tax treaties or EU directives with respect to withholding taxes on interest and dividends and capital gains of non-resident entities. These various proposals and initiatives could result in an increase in taxes and/or increased tax withholding with respect to our fund investors. Adverse developments along these lines could negatively impact the assets we hold in certain countries or the returns from these assets.
Ongoing trade negotiations and the potential for further regulatory reform in the U.S. and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.
Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs on a variety of goods imported into the United States, with an emphasis on those imported from China and the EU. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. While the United States and China signed a preliminary trade deal in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on the acquisition of interests in the securities of certain Chinese entities. These initiatives target, for example, China’s response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province and certain Chinese entities designated by the U.S. government as Communist Chinese military companies, among other things.

Tensions globally remain elevated and the path of future trade policy and further permanent trade agreements with China are still unclear. A “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and negatively impact the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may negatively impact our suppliers and certain other customers of our funds’ portfolio companies, which could amplify the negative impact on our operating results or future cash flows.
Changes in China’s governmental policies could have an adverse effect on our business and operations.
Investments in companies with significant Chinese operations can involve a high degree of risk and special considerations that are not always associated with investing in other markets. For example, investing in China may involve a risk of loss due to the imposition of restrictions on foreign investments or repatriation of capital. The Chinese government maintains a major role in setting economic policy, often making sudden changes to laws and regulations, including through the issuance of guidance or enforcement, possibly with retroactive effect. For example, in recent months, the Chinese government has changed policies regulating certain industries, including the education and technology sectors. While our funds have limited exposure to companies in those industries, the Chinese government could at any time adopt similar measures with respect to any of the multiple sectors across which we invest. Any changes in laws and regulations governing those sectors may reduce opportunities for our funds to make, exit and realize value from, and realize expected returns on, our investments in China. The industries in which our funds invest, and the material risks associated with these respective industries, include:
•Software: The Chinese government has enacted cybersecurity laws (including the Cyber Security Law, Data Security Law and Individual Information Protection Law), and the Chinese government may promulgate more detailed guidelines on data localization and data security compliance for firms that are currently, or plan to be, listed in foreign jurisdictions. Such laws and guidelines may limit options for our funds’ exit from such firms.
•Media and Financial Technology: The Chinese government has increased scrutiny of, and restrictions on, the media and financial technology industries, including by proposing rules barring private investments from news gathering and distribution operations or live streaming events that may sway political and public opinion. These restrictions could constrain the operation and profitability of firms in those industries, and therefore, negatively impact our funds’ investments in those sectors.
•Consumer Goods: China has recently enforced stringent regulations (including but not limited to the latest amendment to the Juvenile Protection Law, which came into effect on June 1, 2021) “to protect the physical and mental health of minors,” including significant limitations on the use of online gaming and private tutoring services for young adults and teenagers in China. These regulations could constrain the operation and profitability of firms in those industries, and therefore, negatively impact our funds’ investments in those sectors.
•Healthcare: The Chinese government has been promoting volume-based purchasing of medicine and medical devices as a way to reduce medical costs for the public. Any such reforms may adversely affect our funds’ investments in the Chinese healthcare sector.
In addition, certain of our portfolio companies in China implement variable interest entity (“VIE”) structures. Instead of directly owning the equity securities of a Chinese company, a VIE enters into service and other contracts with the Chinese company that provide the VIE with economic exposure to it. Although the VIE does not own any of the Chinese company’s equity, the contractual arrangements permit the VIE to consolidate it in its financial statements. We invest in VIE structures constructed by our funds’ portfolio companies to access foreign capital, which structures replicate foreign investment in Chinese-based companies where, for example, Chinese law prohibits direct foreign investments in the operating companies. Our funds therefore do not directly hold equity interests in the Chinese operating company when a VIE structure is used. Intervention by the Chinese government with respect to VIEs, including disallowing the structure altogether (as the media has reported, with the China Securities Regulatory Commission issuing a contradicting statement), could significantly affect the Chinese operating company’s performance and the enforceability of the VIE’s contractual arrangements with the Chinese company and result in a decline in the value of our funds’ investment.

Further, unlike in many other jurisdictions, the Chinese judiciary is not independent and may not be able to provide effective legal redress challenging Chinese authorities’ policy changes. Legal disputes over such policy changes may be subject to the exercise of considerable discretion or influence by Chinese governmental agencies or the governing political party, and factors unrelated to the legal merits of a particular matter may influence their determination. Continued uncertainty relating to the laws in China and the application of the laws could have a material adverse effect upon our funds’ and their portfolio companies’ operation in China. While none of our funds invests exclusively in China and our current investments in companies headquartered, listed or expected to be listed in Mainland China and Hong Kong represent less than 4% of our AUM, our funds invest in various companies that operate globally, including in China, and thus could be subject to Chinese authorities’ policy changes. We also maintain and intend to continue to maintain multiple offices, personnel and investments in various sectors in China. Therefore, the materialization of any of the foregoing risks could have an adverse effect on the financial performance of our portfolio companies that operate in China and thus negatively affect our results of operations, financial condition and cash flow.
Risk management activities may not be successful and, in some cases, may negatively impact the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments (over the counter, or “OTC,” and otherwise) to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, the prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For various reasons, we may not seek to establish, or be successful in establishing, a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and give rise to a loss. Further, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our and our funds’ investments because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge.
Operational risks, including those associated with our business model, could disrupt our businesses, result in losses or limit our growth.
We operate businesses that are highly dependent on information systems and technology. We rely heavily on a host of computer software and hardware systems, including our financial, accounting and other data processing systems, and on the systems of third parties who provide services to us. If any of these systems do not operate properly or experience a security breach, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention and fines and reputational damage. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth or adequately protect the information of our individual fund investors, for new products and strategies or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. We are also dependent on an increasingly concentrated group of third-party software vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Furthermore, we utilize cloud applications and services for the asset management business, and such applications and systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, such as the current COVID-19 pandemic, terrorism, war and telecommunication and electrical failures. Any disruption in the operation of the information systems and technology or cloud applications and services on which we rely could negatively impact our business, and such risk of disruption could be heightened during the COVID-19 pandemic. See “—The COVID-19 pandemic caused severe disruptions in the U.S. and global economies and has impacted, and may continue to negatively impact, our business and our results of operations, financial condition and cash flow.”
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our services providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic has exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines, and networks. Although we have back-up systems and business-continuation plans in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money. Further consequences could include liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.

Further, we provide certain back office services, such as information and technology, accounting and human resources services, to Sixth Street Partners, our former affiliate (the “former affiliate”), which could pose additional risks. We manage back office services for our former affiliate using the same processes and procedures as our internal services, which may result in increased risk of inadvertent data sharing between us and our former affiliate due to human error. In addition, as we do not provide such services to other third parties, these risks may be heightened if we fail to effectively carry out our obligations or implement and maintain appropriate compliance procedures. For example, we could face liability under a transition services agreement with our former affiliate in connection with our failure to maintain appropriate back office services and support, and we may be exposed to material non-public information that may restrict our ability to make investments and execute our business strategy. See “—Our business activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business—Information barriers.”
Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent that we and our funds’ portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact us, our funds and their investments.
A significant actual or potential theft, loss, corruption, exposure or fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data could occur, as a result of third-party actions, employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data. If such a theft, loss, corruption, use or misuse of data were to occur, it could result in significant remediation and other costs, fines, litigation and regulatory actions against us by (i) the U.S. federal and state governments, (ii) the EU or other jurisdictions, (iii) various regulatory organizations or exchanges and (iv) affected individuals, as well as significant reputational harm.
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive privacy laws enacted in California, Colorado and Virginia, the Hong Kong Personal Data (Privacy) Ordinance, the Korean Personal Information Protection Act and related legislation, regulations and orders and the Australian Privacy Act. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We expect to devote resources to comply with evolving cybersecurity and data privacy regulations and to continually monitor and enhance our information security and data privacy procedures and controls as necessary. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we experience a cybersecurity incident and fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.
Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could negatively impact the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event could negatively impact our investment or assets of the same type or require portfolio companies to increase preventative security measures or expand insurance coverage.

The materialization of one or more of these risks could impair the quality of our and our funds’ operations, harm our reputation, negatively impact our businesses and limit our ability to grow.
Significant setbacks in the reopening of the global economy or reinstatement of lockdowns or other restrictions as a result of the ongoing COVID-19 pandemic may negatively impact our business and our results of operations, financial condition and cash flow.
The COVID-19 pandemic has evolved significantly around the globe, with many countries, at various times, attempting to limit the spread of the virus by instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. In 2021, the global economy began reopening, facilitating robust economic activity. However, the economic recovery is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. Further, the emergence of COVID-19 variants and related surges in cases have resulted in setbacks to the recovery, and subsequent surges could lead to renewed restrictions, including mandatory business shut-downs, travel restrictions, reduced business operations and social distancing requirements. Many public health experts believe that COVID-19 could persist or reoccur for years, and even if the lethality of the virus declines, such reoccurrence could trigger increased restrictions on business operations. The longer the pandemic impacts activity levels in the locations and sectors in which we and our portfolio companies operate, the more likely it is to have a sustained, material impact on the economy and on us. In addition, the COVID-19 pandemic continues to cause labor shortages and disrupt global supply chains, which has contributed to prolonged disruptions. The COVID-19 pandemic is also contributing to growing inflationary pressures, including in the United States. All of the above may adversely impact our business and our results of operations, financial condition and cash flow.
•Portfolio Company Performance. Some of our investments in industries materially impacted by the COVID-19 pandemic experienced material reductions in value. In particular, many portfolio companies in the healthcare, travel, entertainment, hospitality, student housing, real estate and retail industries faced, and some continue to face, operational and financial hardships resulting from the spread of COVID-19 and related governmental measures imposed to contain the virus, such as closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by the COVID-19 pandemic continue, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our funds’ investments and potentially harm our reputation.
•Portfolio Company Liquidity. Certain portfolio companies are facing, or may face in the future, increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which could result in potential impairment of our or our funds’ investments. For example, tenants leasing real estate or other properties owned by our funds or our funds’ portfolio companies may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ investments and lower than expected returns. Changes in the debt financing markets have impacted, or may in the future impact, the ability of our funds’ portfolio companies to meet their respective financial obligations. See “—Risks Related to Our Indebtedness—Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their investments to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.”
•Operational Risks. Our global employee base began working remotely at the start of the COVID-19 pandemic. While our employees have generally been transitioning back to working from our offices, subject to local conditions, progress in returning to office has been uneven, and the extended period of remote working by our employees has introduced operational risks, including technology availability and heightened cybersecurity risk. Remote working environments are generally less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic, though we have taken steps to secure our networks and systems. Our data security, data privacy, investor reporting and business continuity processes could also be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by failures of, or attacks on, their information systems and technology. These risks could impair our accounting and financial reporting systems, processes and controls. In addition, the resumption of travel restrictions, closures of non-essential businesses or shelter-in-place or stay-at-home orders could make it difficult and costly for our investment teams to conduct due diligence and consummate the acquisition and disposition of investments for our funds.

•Employee-Related Risks. COVID-19 continues to present a significant threat to our employees’ well-being and morale. Our key persons or executive officers have in the past contracted and may in the future contract the virus, rendering them unable to perform their duties, potentially for an extended period of time, and we may therefore experience a loss of productivity. The same could happen to employees in our funds’ portfolio companies, as well as our third-party service providers. We strive to maintain a work environment that promotes our culture of collaboration, motivation and alignment of interests with our fund investors and stockholders. Although our employees continued to collaborate across offices and geographies while working remotely, the informal office interactions that contribute to our culture had generally ceased, and it was more difficult to integrate new employees into the firm in a remote working environment. While our transition back to working from our offices should ease these concerns, the long-term effects of an extended remote work environment during the COVID-19 pandemic are unclear and may negatively impact our culture and therefore the connectivity and productivity of our employees.
•Regulatory and Litigation Risks. Costly litigation could increase in connection with merger and acquisition transactions as parties to such transactions explore ways to avoid transactions by the assertion of claims of force majeure, material adverse change in the condition of target investments and/or fraudulent misrepresentation.
•Taxation Risk as a Result of Mobility Challenges. As a result of travel restrictions, shelter-in-place or stay-at-home orders and other COVID-19-related measures, many of our staff have been unable to travel for physical meetings and/or have been displaced working remotely outside of their normal work location. This may create tax uncertainty for our corporate entities and our people as well as our funds and our funds’ portfolio companies. Ultimately, these risks could lead to increased levels of taxation and additional compliance complexities.
In addition to the foregoing, the COVID-19 pandemic has exacerbated, and may continue to exacerbate, many of the other risks described in this report.
We and our funds are subject to risks in using third-party service providers, including custodians, administrators, executing brokers, prime brokers and other agents.
We and many of our funds depend on the services of custodians, administrators, prime brokers and other agents and third-party service providers to carry out certain securities transactions and other business functions. Errors and mistakes made by these third parties may be attributed to us and subject us or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
Furthermore, in the event of the insolvency of a custodian and/or prime broker, our funds may be unable to recover equivalent assets in full as they will rank among the custodian’s and prime broker’s unsecured creditors in relation to assets it borrows, lends or otherwise uses. In addition, a custodian or prime broker may not segregate our funds’ cash from its own cash, and our funds therefore may rank as unsecured creditors in relation to that cash. The inability to recover assets from the custodian or prime broker could have a material adverse effect on our and our funds’ results of operations, financial condition and cash flow. Counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing. Many of our funds have credit facilities, and if a lender under one or more of these credit facilities were to become insolvent, we could have difficulty replacing the credit facility and one or more of our funds may face liquidity problems.
The counterparty to one or more of our or our funds’ contractual arrangements could default on its obligations under the contract. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large market participant could lead to significant liquidity problems for other market participants, which could in turn expose us to significant losses. If a counterparty defaults, we and our funds may be unable to take action to cover the exposure and could incur material losses and legal and reputational damages. We may not accurately anticipate the impact of market stress or counterparty financial condition and, as a result, we could take insufficient action to reduce these risks effectively, which, if left unmitigated, could have a material adverse effect on our results of operations, financial condition and cash flow.

The consolidation and elimination of counterparties may increase our concentration of counterparty risk. Our funds generally are not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with one counterparty. In particular, our public equity funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
Our business activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.
As we have expanded and continue to expand the number and scope of our businesses, we increasingly confront actual, potential or apparent conflicts of interest relating to our funds’ investment activities. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to our funds’ investment activities, fund investors may decrease their commitments to future funds, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our and our funds’ performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.
Allocation Procedures and Principles. Conflicts of interest may exist regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and our funds’ portfolio companies. Certain inherent conflicts of interest arise from the fact that:
•we provide investment management services to more than one fund;
•our funds often have overlapping investment strategies and objectives, including co-investing funds and funds that invest alongside other funds; and
•we could choose to allocate an investment to more than one fund or to allocate an entire investment opportunity to a single fund when the “duty to offer” provisions in our fund documents are not determinative of allocation.
When making allocation decisions, we are guided by our contractual obligations to our various funds, as well as our allocation procedures and principles. For each allocation decision, we first apply the “duty to offer” provisions of the relevant partnership agreements, the other constitutive documents of the relevant funds and other binding contractual obligations. Many, though not all, of our funds have “duty to offer” provisions, and these provisions are customized for each fund in light of its mandate. Historically, applying the “duty to offer” provisions has tended to result in the identification of a single fund to pursue an investment opportunity. That is, we often conclude that an investment opportunity falls within the “duty to offer” of a single fund and not any of our other funds, based on it being suitable for, and satisfying the other “duty to offer” criteria of, that fund alone. If this is the case with a particular investment, the single fund in question would be allocated the opportunity and our other funds would not participate. However, in some circumstances, which have grown in frequency as we have developed both new and existing investment platforms, the “duty to offer” provisions are not determinative. This could occur, for instance, if a particular opportunity falls within the “duty to offer” of multiple funds, each of which is interested in pursuing it or if none of the funds interested in pursuing a particular opportunity has a “duty to offer.” In these cases, where an investment opportunity is not contractually required to be allocated to a particular fund or such opportunity may otherwise be contractually allocated to more than one of our funds, we allocate an investment opportunity in accordance with our allocation principles. These principles reflect factors that we determine in good faith to be fair and reasonable. An allocation decision may result in a single fund being allocated an entire investment opportunity, or in multiple funds sharing an investment opportunity on a basis approved by the Allocation Committee (as defined below).
We expect our allocation principles, and procedures more generally, to change over time, including during the commitment periods of our funds. We have established a committee, which we refer to as the “Allocation Committee,” to apply our allocation principles and make allocation decisions in situations where the investment interests of multiple funds overlap. The application of our allocation principles is a fact-intensive exercise. While we base our allocation decisions on the information available to us at the time, this information may prove, in retrospect, to be incomplete or otherwise flawed.

In making an allocation decision, additional conflicts of interest will arise. Specifically, because our funds have different fee, expense and profit-sharing structures, we have an incentive to allocate an investment opportunity to the fund that would generate higher management fees or performance allocations. In addition, our professionals will generally participate indirectly in investments made by the funds in which they invest. We do not explicitly take such considerations into account in making allocation decisions and expect that our procedures and principles will help mitigate the risk that these incentives implicitly influence our allocation decisions.
Conflicts of interest may also arise in the determination of what constitutes fund-related expenses and the allocation of such expenses between the funds we manage and us. We employ the same procedures and principles described above when allocating fees and expenses incurred in connection with “broken deals,” or potential investments that we actively consider but do not consummate. That is, we generally make fee and expense allocation decisions while a transaction is pending based on our best judgment of the fund or funds to which we will ultimately allocate the transaction. This judgment is necessarily subjective, especially when a transaction is terminated at an early stage. When we abandon an opportunity, absent a factual development to the contrary, we will allocate the fees and expenses for such transaction to such fund or funds. As with our other allocation decisions, our allocation procedures and principles are designed to help mitigate the risk that financial incentives implicitly influence the allocation of broken deal fees and expenses.
From time to time, we will have the option to offer fund investors, senior advisors or other third parties (including investors in other funds) the opportunity to invest alongside our funds, or “co-invest,” in an investment a fund is making either directly or through a TPG-controlled vehicle established to invest in one or more co-investment opportunities. Our fund documents typically do not mandate specific allocations with respect to co-investments. Our funds’ investment advisers may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations than would arise if such co-investment opportunities were allocated otherwise.
Shared investments. We expect more than one of our funds to make investments in the same portfolio company from time to time. In many such cases, the funds will co-invest lockstep, with both funds making and exiting the shared investment at the same time and on substantially the same terms. In some situations, however, the funds will have different entry timing in the same portfolio company, acquire the same security on different terms and/or invest in different parts of the portfolio company’s capital structure. In these cases, each fund’s views of the investment and its interests may diverge. This could cause one fund to dispose of, increase its exposure to or continue to hold the investment at a time when the other fund has taken a different approach. As a result, the actions of one fund could affect the value of the other fund’s investment. For instance, a sale by a fund of its investment could put downward pressure on the value of the remaining fund’s interest.
Investing throughout the corporate capital structure. Our funds invest in a broad range of asset classes throughout the corporate capital structure, including preferred equity securities and common equity securities and, occasionally, loans and debt securities; and certain of our funds also engage in short selling. In certain cases, we may manage separate funds that invest in different parts of the same company’s capital structure. Similarly, one fund may be “long” a company that another fund is “short.” Decisions taken by one fund in these circumstances to further its interests may be adverse to the interests of another fund. In those cases, the interests of our funds may not be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts.
Competition and conflicts among TPG businesses. Given the breadth of our portfolio across platforms, our funds may invest in a competitor or customer of, or service provider or supplier to, a portfolio company of another fund, which could give rise to a variety of conflicts of interest. For example, a fund or its portfolio company may take actions for commercial reasons that have adverse consequences for another fund or its portfolio company, such as seeking to increase its market share at the portfolio company’s expense (as a competitor), withdrawing business from the portfolio company in favor of a competitor that offers the same product or service at a more competitive price (as a customer), increasing prices in lockstep with other enterprises in the industry (as a supplier) or commencing litigation against the fund portfolio company (in any capacity). Our funds are under no obligation to take into account another fund’s interests in advising their portfolio companies or otherwise managing their assets.
Information barriers. Our funds, investment platforms and people regularly obtain non-public information regarding target companies and other investment opportunities. Since we do not currently maintain permanent information barriers among our businesses, we generally impute non-public information received by one investment team to all other investment professionals, including all of the personnel who make investments for our funds. In the event that any of our funds or people obtain confidential or material non-public information, we and our funds may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide our investment management services to our funds and clients. These risks are heightened by the existence of our “inside-the-wall” public equity funds, and the public equity funds are subject to a broad restricted securities list, which may limit its investment opportunities. In limited circumstances, we erect temporary information barriers to restrict the transfer of non-public information, which limit our funds’ abilities to benefit from TPG expertise and could be breached, resulting in the same restrictions on their investment activities. Additionally, in connection with providing services under a transition services agreement to our former affiliate, we and/or the former affiliate could be exposed to material non-public information held by the former affiliate or us, as applicable, which could further restrict our ability to acquire or dispose of investments.
Further, we could be required by certain regulations, or decide that it is advisable, to establish permanent information barriers, which would impair our ability to operate as an integrated platform, limit management’s ability to manage our investments and reduce potential synergies across our businesses. The establishment of information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of a barrier.
Broker-dealer and other affiliated service providers. TPG Capital BD, is an affiliate of ours that is a broker-dealer registered with the SEC and a member of FINRA. TPG Capital BD performs services that include those described below. See “—Our broker-dealer’s capital markets activities expose us to risks that, if they materialize, could have a material adverse effect on our results of operations, financial condition and cash flow.” We expect the types of capital markets services we provide to evolve in light of market developments and industry trends.
TPG Capital BD and related entities typically receive compensation for the services we provide in connection with these capital markets activities. Depending on the nature of the transaction, the fund, the portfolio company or other parties to the transaction will pay the fee to TPG Capital BD or a related entity. Any compensation we receive for providing capital markets services typically will not, in accordance with the fund governing documents, offset the management fee or require the consent of investors or any advisory committee.
While we believe that our internal capital markets capabilities help maximize value for our funds, our ability to utilize TPG Capital BD or a related entity in connection with the foregoing transactions gives rise to conflicts of interest. In general, we have an incentive to retain, or to exercise our control or influence over a portfolio company’s management team so that it retains TPG Capital BD (or a related entity) or otherwise transacts with TPG Capital BD instead of other unaffiliated broker-dealers or counterparties. For instance, TPG Capital BD (or a related entity) could take the place of another investment bank in the syndicate underwriting a securities offering or act as the sole or lead financial institution on a transaction instead of a third-party bank. When involved in a particular transaction, TPG Capital BD (or a related entity) has the incentive to seek higher fees or other favorable terms from a fund, the portfolio company or other counterparties, as well as to structure a transaction so that it benefits certain fund investors or other third parties that are of strategic importance. For example, TPG Capital BD could influence the placement of portfolio company securities or debt instruments so that investors who are sizeable investors in multiple of our funds or who pay TPG Capital BD a placement fee receive an allocation ahead of others. To the extent that our capital markets personnel face competing demands for their time and attention, we have an incentive to devote our limited capital markets resources to portfolio companies and transactions that would generate the highest fee for TPG Capital BD (or related entities). Our employees who provide capital markets services are under no obligation to prioritize the interests of a fund or its investors in determining how to allocate their time across various projects within our firm.
Potential performance allocation-related conflicts. Since the amount of performance allocations allocable to the general partners of our funds depends on the funds’ performance, we have an incentive to recommend and, as the general partner, cause our funds to make more speculative investments than they would otherwise make in the absence of such performance-based allocation. We may also have an incentive to cause a fund, as its general partner, to dispose of investments at a time and in a sequence that would generate the most performance allocations, even if it would not be in the fund’s interest to dispose of the investments in that manner. Further, under amendments to U.S. tax law pursuant to Public Law Number 115-97, formerly known as the Tax Cuts and Jobs Act (the “TCJA”), capital gain in respect of a general partner’s distributions of performance allocations from certain of our funds will be treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. This may create an incentive to cause the fund to hold a fund’s investments for longer periods in order for the gain from their dispositions to qualify for capital gain treatment under the new performance allocation rules, even if it would be in the fund’s interest to hold the investments for shorter periods. Consequently, conflicts of interest may arise in connection with investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance allocations generated by all of our funds going forward.
In addition, since our investment professionals have an interest in the performance allocations made by our funds, our investment professionals may have an incentive to recommend investments and realizations that maximize the amount of performance allocations rather than management fees. Further, because Tarrant RemainCo I, L.P., Tarrant RemainCo II, L.P., and Tarrant RemainCo III, L.P. (collectively “RemainCo”) are entitled to a portion of our funds’ performance allocations, we, in certain circumstances, will have less of an interest in such performance allocations than our investment professionals who also hold economic interests in RemainCo. Similarly, because our senior leadership team holds economic interests in RemainCo, they may have an incentive to recommend that we allocate investments to certain funds or create new funds that contribute a higher percentage of performance allocations to RemainCo, which may be contrary to our interests. See also “—Risks Related to Our Organizational Structure—The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance, including our costs of operations” and “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Reorganization- and IPO-Related Transactions—The TPG Operating Group Limited Partnership Agreements—RemainCo Performance Earnings Agreement.”
Use of subscription line facilities by our funds. Most of our funds obtain subscription line facilities to, among other things, facilitate investments. Our funds’ subscription line facilities generally allow revolving borrowings up to a specified principal amount that is determined based in part on the relevant fund’s capital commitments and the lenders’ assessment of the creditworthiness of its investors, and subscription line facilities are typically secured by pledges of the general partner’s right to call capital from, and receive amounts funded by, the funds’ investors. Subscription line facilities may be entered into on a cross-collateralized basis with the assets of the funds’ parallel funds, certain other funds and their respective alternative investment vehicles and allow borrowings by portfolio companies or other investment entities. The applicable entities party to the subscription line facility may be held jointly and severally liable for the full amount of the obligations arising out of such facility. If a fund obtains a subscription line facility, the fund’s working capital needs will, in most instances, be satisfied through borrowings under the subscription line facility. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.
We have incentives to engage in fund-level borrowing notwithstanding the expense and risks that accompany it. For example, we may present certain performance metrics in a fund’s periodic reports and marketing materials. These performance metrics measure investors’ actual cash outlays to, and returns from, our funds and thus depend on the amount and timing of investor capital contributions to the fund and fund distributions to its investors. To the extent that a fund uses borrowed funds in advance or in lieu of calling capital, investors make correspondingly later or smaller capital contributions. Also, borrowing to make distributions of proceeds from an investment enables fund investors to receive distributions earlier. As a result, the use of borrowed funds generally results in the presentation of higher performance metrics than simply calling capital, even after accounting for the attendant interest expense.
Fund-level borrowing can also affect the preferred return fund investors receive and the performance allocations the general partner receives, as preferred return and performance allocations generally depend on the amount and timing of capital contributions and distributions of proceeds. In particular, the preferred return generally begins to accrue after capital contributions are due (regardless of when the fund borrows, makes the relevant investment or pays expenses) and ceases to accrue upon return of these capital contributions. Borrowing funds to shorten the period between calling and returning capital limits the amount of time the preferred return will accrue. Since we do not pay preferred returns on funds borrowed in advance or in lieu of calling capital, fund level borrowing will therefore reduce the amount of preferred return to which the fund investors would otherwise be entitled had we called capital.

Conflicts of interest with our partners, directors, senior advisors, professionals or business partners could damage our reputation and negatively impact our business.
Our arrangements with our partners, directors, senior advisors, professionals and business partners could give rise to additional conflicts of interest. If we fail, or appear to fail, to appropriately deal with these conflicts of interest, it could harm our reputation and negatively impact our business.
Potential conflicts of interest with our personnel, partners, directors or senior advisors. One or more committees of our board of directors, excluding any directors who may have an interest or involvement, will review and address, as appropriate, certain actual or perceived conflicts of interest involving, among others, our executive officers or directors. Other than as may be provided in the non-competition, non-solicitation and confidentiality obligations contained in employment or other agreements with our personnel, which may not be enforceable or may involve costly litigation, our partners, directors and senior advisors are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us or our funds’ portfolio companies. However, our code of conduct and ethics contains a conflicts of interest policy that provides that directors and officers must strive to identify and avoid conflicts of interest with the Company. Additionally, our related person transactions policy requires the review and approval by one or more committees of our board of directors, excluding any directors who may have an interest or involvement, of certain transactions involving us and our directors, executive officers, 5% or greater stockholders and other related persons as defined under the policy. See “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Reorganization- and IPO-Related Transactions—The TPG Operating Group Limited Partnership Agreements” below. Nevertheless, potential or perceived conflicts could lead to investor dissatisfaction, harm our reputation or result in litigation or regulatory enforcement actions.
In addition, senior advisors are not employees and thus generally are not subject to restrictions and conditions that relate specifically to our employees and affiliates. Senior advisors often make personal investments in portfolio companies alongside our funds, and our funds are not prohibited from investing in portfolio companies in which senior advisors hold existing material investments. Similarly, our funds may co-invest in portfolio companies alongside funds that senior advisors manage or invest in portfolio companies in which such funds have an existing material investment. One of our senior advisors serves as Co-Managing Partner of one of our funds and Chief Investment Officer of another fund, and we believe that the expertise of all of our senior advisors benefits our funds. However, conflicts of interest or the appearance of such conflicts may arise in connection with investment decisions for funds in which our partners and senior advisors, are personally invested. For example, we typically determine the amount of compensation that will be paid to senior advisors even when our funds or their portfolio companies ultimately pay or reimburse us for such compensation. The close business or personal relationships that we have with some senior advisors give us less incentive to negotiate with a prospective senior advisors for a lower level of compensation. Moreover, the appropriate level of compensation for a senior advisor can be difficult to determine, especially if the expertise and services he or she provides are unique and/or tailored to the specific engagement. Similarly, these unique and/or tailored specific engagements with our senior advisors can be difficult to manage. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.”
Activities and compensation of our operation and business building professionals. We engage operations and business building professionals to assist our investment team in creating value in our portfolio. Some of these professionals are our employees, and others are consultants. The activities and compensation of these individuals vary depending on whether they are “Operations Group” professionals, “Field Operations” professionals or senior advisors. The manner in which we engage an individual as a member of the TPG Operations team can give rise to conflicts of interest. For example, we determine in our discretion and subject to applicable law whether to engage a professional as an employee or as a consultant. Sometimes, a professional is initially engaged as a consultant and later transitions to employee status on account of changes in circumstances. Conversely, sometimes a professional is initially an employee and later becomes a consultant. Our determination regarding whether to engage a professional as either an employee or a consultant can give rise to conflicts of interest because, in general, except with respect to certain in-house, foreign office and specialized operational services, the compensation costs for our employees are borne by us, whereas compensation costs for consultants could be paid by us, a fund or a portfolio company, as described above. Where an operations professional is performing specialized operational services for a fund or portfolio companies, we are often allowed to be reimbursed for the costs of those services, regardless of whether the professional providing the service is our employee or a consultant.

Strategic business partners. We have also formed and expect to continue to form relationships with third-party strategic partners so that our funds can take advantage of their expertise, often in particular industries, sectors and/or geographies. These strategic partners often have close business relationships with us and provide services that are similar to, and that may overlap with, services we provide to our funds, including sourcing, conducting due diligence on or developing potential investments, as well as structuring, managing, monitoring and disposing of investments. We determine the compensation of our strategic partners on a case-by-case basis, which creates a conflict of interest in that we have an incentive to structure compensation under strategic business partnerships so that the fund (and hence its investors) bears the costs (directly or indirectly) instead of us. In addition, as with senior advisors, our close business relationship with a strategic partner gives us less incentive to negotiate with that strategic partner for a lower level of compensation.
Interest of our professionals in our funds. Our professionals generally participate indirectly in investments made by our funds. While we believe this helps align the interests of our professionals with those of the funds’ other investors and provides a strong incentive to enhance fund performance, these arrangements also give rise to conflicts of interest. For example, our professionals have an incentive to influence the allocation of an attractive investment opportunity to the fund in which they stand to personally earn the greatest return, although the involvement of a substantial number of professionals in our investment review process mitigates this. Some of our professionals also have personal investments in entities that are not affiliated with us, such as funds managed by other sponsors that may be competing for the same investment opportunities or acquire an investment from, or dispose of an investment to, one of our funds, which likewise gives rise to conflicts of interest.
Certain of our senior advisors and members of our board of directors have family offices in addition to providing services to TPG. If we fail to maintain appropriate compliance procedures or deal appropriately with potential conflicts between the personal financial interests of such senior advisors and directors and our interests, it could subject us to regulatory and investor scrutiny or have a material adverse effect on our results of operations, financial condition and cash flow.
Certain of our senior advisors and directors have family offices in addition to providing services to TPG. The investment activities of such family offices, and the involvement of our senior advisors and directors in these activities, may give rise to potential conflicts of interest between the personal financial interests of such senior advisors and directors and the interests of us or any stockholder. For example, our senior advisors and directors may face competing demands for their time and attention and may have an incentive to devote their resources to the investments of their family offices. Family offices may also compete with us for investment opportunities. Further, one of our senior advisors serves as Co-Managing Partner of one of our funds and Chief Investment Officer of another fund and has a limited ability to selectively co-invest alongside certain of our funds, including in some cases, by investing amounts otherwise allocable to TPG. Further, in certain instances, he may invest in different parts of a portfolio company’s capital structure, and decide when to exit such investments, which may be at a different time than when we or our funds exit. These co-investments, while currently limited to a maximum of 0.2% to 3% of the amount of the TPG fund’s investment, depending on the fund, may reduce or slow the deployment of a fund’s capital, as well as reduce the amount of capital we may co-invest alongside our funds. In addition, we reimburse our senior advisors for certain expenses incurred by them (and, in the case of one of our senior advisors, his office) in connection with their service to TPG, and the determination of what constitutes fund-related expenses and the allocation of such expenses between the funds we manage and us involves judgment. While members of our board of directors and certain of our senior advisors are subject to our policies and procedures, including with respect to sharing confidential information, independent family offices and independent wealth managers are not. Our failure to adequately mitigate these conflicts and risks and make proper judgments could give rise to regulatory and investor scrutiny.
Because members of our senior leadership team own a significant indirect economic interest in us, and hold their economic interest through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
As of March 25, 2022, members of our senior leadership team indirectly own 50.8% of the outstanding Common Units and, together with our other partners and professionals, the Promote Units. They hold substantially all of their economic interest in the TPG Operating Group primarily through TPG Partner Vehicles (rather than through ownership of shares of our Class A common stock), and for each Common Unit owned, they own one share of our Class B common stock. Further, GP LLC has, prior to the Sunset (as defined herein), the right to vote our Class B common stock held by TPG Group Holdings. Therefore, GP LLC, which is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried, has 97.0% of the combined voting power of our common stock. As a result of their indirect economic interest in us, the members of our senior leadership team may have interests that do not align with, or that conflict with, those of the holders of Class A common stock or with us, and conflicts of interest may arise among such members of our senior leadership team, on the one hand, and us and/or the holders of our Class A common stock, on the other hand. For example, members of our senior leadership team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement (as defined herein) and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to the TPG Operating Group’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the applicable TPG Operating Group partnership. If, as a result of any such audit adjustment, any TPG Operating Group partnership is required to make payments of taxes, penalties and interest, such partnership’s cash available for distributions to us may be substantially reduced. These rules are not applicable to the TPG Operating Group partnerships for tax years beginning on or prior to December 31, 2017. We have agreed with GP LLC that the TPG Operating Group partnerships will not make any elections that would result in the IRS pursuing the partners of such partnerships for such taxes owed for periods ending on or prior to December 31, 2021 without consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings.
Our compensation and incentive model may give rise to conflicts of interest between our public stockholders and our management and certain other affiliates.
In connection with the implementation of our compensation and incentive model and to further align partner interests with the investment performance of our funds, we intend to increase the share of performance allocations available to our partners and professionals. In order to ensure adequate performance allocation distributions are available under the new program during a three-year transition period following the IPO, we can increase the performance allocation distributions that would otherwise be made under the program by up to $40 million per year by commensurately reducing the performance allocation that would otherwise be distributable to RemainCo, if the amount otherwise available under the new discretionary performance allocation program is less than $110 million, $120 million and $130 million in calendar years 2022, 2023 and 2024, respectively. Such “Performance Allocation Increases,” if any, will be determined by our Chief Executive Officer (“CEO”) not to exceed such shortfall plus $10 million, subject to an annual cap of $40 million. To the extent the foregoing amounts are insufficient to satisfy the Performance Allocation Increase for such years, RemainCo will loan the shortfall to one or more TPG Partner Vehicles (with an obligation by such entities to repay the loan out of future performance allocations). Because our CEO, senior leadership team and Pre-IPO Investors hold certain economic interests in RemainCo, our CEO’s decision regarding a Performance Allocation Increase could be influenced by interests that do not align with, or that conflict with, those of our public stockholders. To the extent the Performance Allocation Increases are not made and other performance allocations are insufficient to ensure an adequate amount of cash is received by our partners and professionals, we may not be able to adequately retain or motivate our investment professionals.
Our real estate funds’ portfolio investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.
Our real estate funds’ portfolio investments are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets, including the deterioration of real estate fundamentals. These risks include those highlighted elsewhere as well as:
•those associated with the burdens of ownership of real property;
•changes in supply of and demand for competing properties in an area (e.g., as a result of overbuilding);
•the financial resources of tenants;
•changes in building, environmental, zoning and other laws;
•casualty or condemnation losses;
•various uninsured or uninsurable risks;
•changes in the way real estate is occupied as a result of pandemics or other unforeseen events;

•the reduced availability of mortgage funds, or other forms of financing, including construction financing which may render the sale or refinancing of properties difficult or impracticable;
•increase in insurance premiums and changes to the insurance market;
•environmental liabilities;
•acts of god, natural disasters, pandemics, terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners and/or management teams that manage our real estate investments.
Our real estate funds’ portfolio investments will be subject to various risks that cause fluctuations in occupancy, rental rates, operating income and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a funds’ portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and indirectly, the funds) will continue to bear fixed expenses such as interest, real estate taxes, maintenance and other operating expenses. In addition, declining economic conditions could impair the portfolio investments’ ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants would require the portfolio investments to make capital improvements to properties that we would not otherwise have planned. Any unbudgeted capital improvements that a fund undertakes may divert cash that would otherwise be available for distribution to investors. To the extent that the portfolio investments are unable to renew leases or re-let spaces as leases expire, decreased cash flow from tenants will result, which would adversely impact the relevant fund’s returns.
In addition, if our real estate funds’ portfolio investments acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our or our funds’ control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Our real estate funds may also make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets or portfolios thereof from time to time, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets. The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing, and there can be no assurance that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available. Further, the success of certain investments will depend on the ability to modify and effect improvements in the operations of the applicable properties, and there can be no assurance that we or our funds will be successful in identifying or implementing such modifications and improvements.
Additionally, lenders in commercial real estate financing customarily require a “bad boy” guarantee, which typically provides that the lender can recover losses from the guarantors for certain bad acts, such as fraud or intentional misrepresentation, intentional waste, willful misconduct, criminal acts, misappropriation of funds, voluntary incurrence of prohibited debt and environmental losses sustained by lender. For our acquisitions, “bad boy” guarantees would generally be extended by our funds. “Bad boy” guarantees also typically provide that the loan will be a full personal recourse obligation of the guarantor for certain actions, such as prohibited transfers of the collateral or changes of control and voluntary bankruptcy of the borrower. We expect that commercial real estate financing arrangements generally will require “bad boy” guarantees and, in the event that such a guarantee is called, a fund’s or our assets could be negatively impacted. Moreover, “bad boy” guarantees could apply to actions of the joint venture partners associated with the investments, and, in certain cases, the acts of such joint venture partner could result in liability to our funds or us under such guarantees.
The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired in relation to activities that took place prior to the acquisition of such property. In addition, at the time of disposition, other potential buyers may bring claims related to the asset or for due diligence expenses or other damages. After the sale of a real estate asset, buyers may later sue our funds or us for losses associated with latent defects or other problems not uncovered in due diligence.

We or our funds may also be subject to certain risks associated with investments in particular real estate-related assets. REITs may be affected by changes in the value of their underlying properties and defaults by borrowers or tenants, and changes in tax laws or by a failure to qualify for tax-free pass through income could impair a REIT’s ability to generate cash flows to make distributions. Qualification as a REIT also depends on a REITs ability to meet various requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of their assets and the sources of their income. If a REIT fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.
Investments in real estate debt investments may be unsecured and/or subordinated to a substantial amount of indebtedness and may not be protected by financial covenants. Non-performing real estate loans may require a substantial amount of workout negotiations and/or modification, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. Investments in commercial mortgage loans are subject to risks of delinquency, foreclosure and loss of principal. In the event of any default under a mortgage loan held directly by us or one of our funds, we or our fund will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. Investments in distressed assets or businesses may have little or no near-term cash flow, involve a high degree of risk and, if subject to bankruptcy or insolvency, could be subordinated or disallowed.
Our public equity platforms subject us to numerous additional risks.
Our public equity platform, TPEP, invests in the public equity markets and is subject to numerous additional risks, including the following:
•Certain public equity funds may engage in short selling, which is subject to theoretically unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the prices of the securities to rise further, thereby exacerbating the loss. Furthermore, if a request for return of borrowed securities occurs at a time when other short sellers of the security are receiving similar requests, a “short squeeze” can occur, in which case the public equity fund would be compelled to replace borrowed securities previously sold short with purchases on the open market at the most disadvantageous time, possibly at prices significantly in excess of the proceeds received in originally selling the securities short.
•The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A public equity fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including market illiquidity, systems failures or human error. In such event, the funds might only be able to build some but not all of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the desired market position and might incur a loss in liquidating their position.
•As “inside-the-wall” funds, our public equity funds are subject to a broad restricted securities list, which may limit their investment opportunities as well as their ability to exit an investment, including covering a short position. An inability to cover a short position theoretically subjects a fund to unlimited loss.
To the extent the financial condition of TPEP is adversely affected by these risks, our revenues and AUM may also decline.
Our broker-dealer’s capital markets activities expose us to risks that, if they materialize, could have a material adverse effect on our results of operations, financial condition and cash flow.
TPG Capital BD (and related entities) provides various capital markets services, including:
•structuring, executing and at times underwriting initial public offerings, follow-on primary offerings and secondary offerings (including “block trades”) and private placements of equity securities;

•structuring, executing and at times underwriting high yield and other bond offerings;
•structuring, arranging and placing interests in loans, credit facilities, asset-based facilities, securitizations and similar debt instruments;
•structuring and arranging amendments to existing securities, credit facilities and other instruments;
•structuring and implementing interest rate, foreign exchange and other hedging or derivative strategies;
•structuring and executing other similar transactions to finance fund acquisitions of a portfolio company or to enable a fund to monetize its interest in a portfolio company;
•providing capital markets advice with respect to any of the foregoing transactions; and
•providing any other capital markets services that a third party may render to or with respect to an existing, prospective or former portfolio company.
As a result of these capital markets services, we could incur losses that could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. TPG Capital BD’s capital market activities subject us to potential liability for, among other things, material misstatements or omissions in prospectuses and other offering documents in the United States and elsewhere, and for failure to provide certain disclosure documents or marketing securities to certain types of investors in the EU and the U.K. Further, the relationship between us, TPG Capital BD (or a related entity providing capital markets services), on the one hand, and our funds and/or our funds’ portfolio companies, on the other hand, gives rise to conflicts of interest which could negatively impact our business. See “—Our business activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.”
Our sponsorship of and investments in SPACs may expose us and our funds to increased risks and liabilities.
We sponsor, or facilitate the acquisition of companies by, SPACs. A SPAC is a special purpose vehicle formed for the purpose of raising capital to eventually acquire or merge with an existing business, which results in the existing business becoming the operating business of a public company in an alternative to the traditional initial public offering process. There are a number of risks associated with sponsoring SPACs, including:
•because a SPAC is raised without a specifically identified acquisition target, it may never, or only after an extended period of time, be able to find and execute a suitable business combination, during which period the sponsor capital invested in or committed to the SPAC will not be available for other uses;
•our investments in a SPAC as its sponsor may be entirely lost if the SPAC does not execute a business combination during the finite permitted time period;
•SPACs incur substantial fees, costs and expenses related to their initial public offerings, being public companies and pursuing business combinations (in some cases, regardless of whether, or when, the SPAC ultimately consummates a transaction);
•sponsorship of and investments in SPACs give rise to apparent and actual conflicts of interest with our private equity funds, including, for example, conflicts relating to the allocation of investment opportunities, broken deal expenses and the time and attention of our investment professionals (see “—Our business activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business”);
•the use of SPACs as an investment tool has recently become more widespread, and there remains substantial uncertainty regarding the viability of SPAC investing on a large scale, the supply of desirable transactions relative to the pace at which SPACs are currently being formed, potential litigation risks associated with transactions executed by SPACs and whether regulatory, tax or other authorities will implement additional or adverse policies relating to, or initiate enforcement actions targeting, SPACs and SPAC investing; and

•we also expect regulatory scrutiny of and enforcement activities directed toward SPACs and other blank check companies to increase. Any losses relating to these developments could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
Funds associated with our secondaries investment products are subject to additional risks.
Funds associated with our secondaries investment products, NewQuest and TPG GP Solutions, will involve certain additional risks. Such funds have limited opportunity to control the day-to-day operation of the funds in which they invest, including investment and disposition decisions, or to protect their indirect position in portfolio investments, nor do they generally have the right to remove the managers thereof. The success of these funds will be substantially dependent upon the capabilities and performance of the general partners who control those portfolio investments and the company management of the underlying portfolio companies, which will include representatives of other financial investors with whom such funds are not affiliated and whose interests may conflict with the interests of the funds. Although investors (such as our funds) in general partner-led and other structured secondary transactions typically retain enhanced governance and other rights (and may participate in the initial structuring and customizing of portfolios of a portfolio investment), once such a transaction is complete, the general partners will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying assets and portfolio companies. Further, should a general partner for any reason cease to participate in the management of the underlying assets and/or portfolio companies, the performance of the relevant portfolio investment (and, consequently, our funds) could be adversely affected.
Our secondaries funds are also authorized to invest in preferred, synthetic and/or other investments in management companies, general partners and similar entities that manage or advise other investment funds (such entities, “Managing Entities”). Among the factors that we will typically consider in selecting such Managing Entities for investment is a record of strong financial performance. However, the past performance of any such Managing Entity is not necessarily indicative of its future performance. There can be no assurance that such Managing Entity will achieve similar revenues or profits in the future. While we periodically meet with the management of Managing Entities in which our funds invest, and our funds may negotiate contractual terms requiring such Managing Entities to periodically provide the funds with certain information, our funds generally do not have the opportunity to evaluate the specific strategies employed by the Managing Entities and their funds, and our funds do not have an active role in the day-to-day management of the Managing Entities.
Misconduct, fraud or other deceptive practices of our employees, advisors or third-party service providers or our funds’ portfolio companies could subject us to significant legal liability, regulatory scrutiny and reputational harm and have a material adverse effect on our results of operations, financial condition and cash flow.
Our reputation is critical to maintaining and developing relationships with existing and prospective investors, potential purchasers or sellers of fund investments, potential fund investors and other third parties with whom we do business, and there is a risk that our employees, advisers or third-party service providers could engage in misconduct or fraud that creates legal exposure for us or reputational harm and thus negatively impacts our business. Employee misconduct or fraud could include, among other things, binding our funds to transactions that exceed authorized limits or present unacceptable risks, concealing unsuccessful investments (which could result in unknown and unmanaged risks or losses) or otherwise charging, or seeking to charge, inappropriate expenses or misappropriating or misdirecting funds belonging to the company or our funds. If an employee were to engage in illegal or suspicious activities, we could be subject to penalties or sanctions and suffer serious harm to our reputation, financial position, investor relationships and ability to attract future investors. For example, we could lose our ability to raise new funds if any of our “covered persons” is the subject of a criminal, regulatory or court order or other “disqualifying event.” In addition, if any of our employees, consultants or service providers, or those of our funds’ portfolio companies, become subject to allegations of sexual harassment, racial or gender discrimination or other similar misconduct, such allegations could, regardless of the ultimate outcome, result in negative publicity that could significantly harm our, and such portfolio company’s, brand and reputation. Similarly, allegations of employee misconduct could affect our reputation and ability to raise funds even if the allegations pertain to activities not related to our business and/or are ultimately unsubstantiated.
Further, our business often requires that we deal with confidential matters of great significance to us, our funds and companies in which our funds may invest, as well as trade secrets. If any of our employees, consultants or service providers were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships as well as face potentially significant litigation or investigation.

It is not always possible to deter misconduct or fraud by employees, consultants or service providers, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct or fraud by any of our employees, consultants or service providers, or even unsubstantiated allegations of misconduct or fraud, could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
Fraud, payment or solicitation of bribes and other deceptive practices or other misconduct at our funds’ portfolio companies could similarly have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. For example, failures by personnel of our funds’ portfolio companies, or individuals acting on behalf of such portfolio companies, to comply with anti-bribery, sanctions or other legal and regulatory requirements could negatively impact the valuation of a fund’s investments or harm our reputation. In addition, there are a number of grounds upon which such misconduct at a portfolio company could subject us to criminal and/or civil liability, including on the basis of actual knowledge, willful blindness or control person liability.
Pending and future litigation could result in significant liabilities and reputational harm, which could have a material adverse effect on our results of operations, financial condition and cash flow.
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The activities of our business, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies or other investment vehicles like SPACs may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our funds’ portfolio companies’ debt or equity, investors in our SPACs and a variety of other potential litigants. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds, our SPACs and actions taken by the officers and directors (some of whom may be TPG employees) of portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies or based upon allegations that we improperly exercised control or influence over portfolio investments. We may face a risk of loss from a variety of claims, including related to securities, antitrust, contracts, environmental, pension, fraud and various other potential claims, whether or not such claims are valid. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law or where transactions presented conflicts of interest that are alleged not to have been properly addressed. See “—Our business activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.” The activities of our broker-dealer may also subject us to the risk of liabilities to our clients and third parties, under securities or other laws in connection with transactions in which we participate. See Note 17, “Commitments and Contingencies,” to the consolidated financial statements for a discussion of a particular matter which we believe to be without merit but in which large nominal damages have been claimed against us as a party.
Further, the laws and regulations governing the limited liability of issuers and portfolio companies vary from jurisdiction to jurisdiction, and in certain contexts the laws of certain jurisdictions may provide not only for carve-outs from limited liability protection for the issuer or portfolio company that has incurred the liabilities, but also for recourse to assets of other entities under common control with, or that are part of the same economic group as, such issuer. For example, if one of our funds’ portfolio companies is subject to bankruptcy or insolvency proceedings in certain jurisdictions and is found to have liabilities under the local consumer protection, labor, environmental, tax or bankruptcy laws, the laws of that jurisdiction may permit authorities or creditors to file a lien on, or to otherwise have recourse to, assets held by other portfolio companies or the sponsor itself in that jurisdiction. The foregoing risks could have a material adverse effect on our results of operations, financial condition and liquidity.
In addition, with a workforce composed of many highly paid professionals, we also face the risk of litigation relating to claims for compensation or other damages, which may be significant in amount. Such claims are more likely to occur in situations where individual employees may experience significant volatility in their year-to-year compensation due to fund performance or other issues and in situations where previously highly compensated employees were terminated for performance or efficiency reasons. The cost of settling such claims could negatively impact our results of operations, financial condition and liquidity.

Investors in our funds do not have legal remedies against us solely based on their dissatisfaction with the investment performance of such funds. However, investors may have remedies against us, the general partners of our funds, our funds, our employees, or our affiliates to the extent any losses result from fraud, negligence, willful misconduct or other similar malfeasance. While the general partners of our funds, our funds, our employees and our affiliates are typically insured and are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct, or other similar misconduct.
Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Additionally, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such claim. If we are required to incur all or a portion of the costs arising out of litigation or regulatory inquiry or action as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks, pandemics, health crises or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our funds and their portfolio companies. In general, losses related to terrorism are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies or offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. Further, because of limited precedent for claims being made related to pandemics, it is not yet possible to determine if pandemic-related losses and expenses will be covered by our insurance policies. As a result, we, our funds and their portfolio companies may not be insured against terrorism, pandemics or certain other catastrophic losses.
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, that result could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, public discourse leading to the 2020 U.S. presidential election and social inequality issues raised and debated during the campaign have demonstrated the elevated level of focus put on us, our industry and companies in which our funds are invested. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG considerations. We depend to a large extent on our business relationships and our reputation. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business, our workplace environment or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
Contingent liabilities could harm the performance of our funds.
Our funds may acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. Additionally, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Although our funds typically obtain representation and warranties insurance, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.

The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.
In certain circumstances, we are required to return previously distributed performance allocations. The partnership documents governing our funds generally include a clawback provision that, if triggered, generally requires us to return distributions of performance allocations to the fund for distribution to fund investors.
Pursuant to a clawback provision, upon the liquidation of a fund, the general partner must return previously distributed performance allocations to the extent that the aggregate lifetime performance of the fund resulted in these previous distributions having exceeded the amount that the general partner was ultimately entitled to under the terms of the fund’s partnership documents.
Historically, we distribute performance allocations received by us to their ultimate recipients (our professionals and investors) within the year that we receive them. Therefore, if a subsequent clawback occurs, we will no longer be holding the performance allocations initially paid to us. In addition, in our more recent funds and we expect in future funds, we or one of our subsidiaries have and will guarantee 100% of any clawback obligations.
Many of our funds include a segregated reserve account funded by a percentage of performance allocations otherwise distributable to us (typically 10% or less). Although certain performance allocations are subject to return to us by their ultimate recipients upon the occurrence of a clawback event, others are not and we may be unable to obtain return of others. For example, we do not anticipate being entitled to recover performance allocations distributed through our performance allocation pool program from their ultimate recipients.
There can be no assurances that the amounts in related segregated reserve accounts will be sufficient to satisfy our clawback obligations, or that we will be willing, able or entitled to recover amounts sufficient from the ultimate recipients of the performance allocations to satisfy our clawback obligations in full. We will bear the loss from our clawback obligations (reduced only by the amounts in the relevant segregated reserve account and amounts recovered from the ultimate recipients of the relevant performance allocations, if any).
In addition, certain of our funds include interim clawback provisions that may give rise to clawback payment obligations prior to the liquidation of the fund. An interim clawback provision typically requires the general partner of a fund to determine, as of a particular date, such as the end of the sixth full fiscal year following the fund’s closing date, the amount, if any, of its interim clawback obligations with respect to each limited partner. To the extent an interim clawback obligation exists with respect to any limited partner, the general partner would have a period of time to return previously distributed performance allocation. During this period, amounts that would otherwise be distributed as performance allocations to the general partner in respect of such limited partner will instead be distributed to such limited partner to the extent necessary to satisfy such interim clawback obligation, and any increases in the value of the fund’s portfolio will reduce the amount of such interim clawback obligation. To the extent we do not timely satisfy an interim clawback obligation, management fees paid to the fund manager will typically be suspended.
As of December 31, 2021, $58.3 million of performance allocations were subject to this clawback obligation, assuming that all applicable funds and investments were liquidated at their current unrealized fair values as of December 31, 2021. Had the investments in these funds been liquidated at zero value, the clawback obligation would have been approximately $1,500.9 million. Since inception, we have returned $15.2 million in distributions of performance allocations pursuant to our clawback obligations, which were funded primarily through collection of partner receivables related to clawback obligations.
Risks Related to Our Organizational Structure
The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance, including our costs of operations.
The historical financial information in this report does not reflect the changes that we will implement to our compensation and partner incentive models, the added costs we have incurred and expect to continue to incur as a public company or the resulting changes that have occurred in our capital structure and operations. Historically, 50% of the fee-related earnings, or “FRE,” we generated has been paid to our service partners as an annual discretionary cash bonus. In connection with the implementation of our compensation and incentive model, we intend to reduce the amount we pay as bonuses from management fees. We intend to increase the share of performance allocations available to our partners and professionals. However, we are under no contractual obligation to do so and could elect in the future to compensate our employees out of our management fees and otherwise modify our approach in ways that are inconsistent with the adjustments in the pro forma financial information. See “Item 11.—Executive Compensation—Compensation Program Adjustments On and Following the IPO.”
We no longer receive any performance allocations relating to the Excluded Funds (as defined herein). In addition, RemainCo is entitled to a portion of our performance allocations from Included Funds (as defined herein). As a result, we expect the revenues we generate from performance allocations to decline relative to the amounts reflected in our historical financial information. Nevertheless, we will have primary contractual liability for certain claims related to our funds, including clawback obligations, even after performance allocations have been distributed. We have entered into a reimbursement agreement with RemainCo, pursuant to which RemainCo has agreed to certain reimbursement and indemnification obligations. However, there can be no assurance that RemainCo will be able to satisfy such obligations.
In preparing our pro forma financial information, we have given effect to, among other items, the change to our compensation and incentive model, certain transactions as part of a corporate reorganization (the “Reorganization”), including the deconsolidation of certain of our investment funds that have been consolidated in our historical consolidated financial statements, and a deduction and charge to earnings of estimated taxes based on an estimated tax rate (which may be different from our actual tax rate in the future). The estimates we used in our pro forma financial information may not be similar to our actual experience as a public company. For example, the performance allocations distributed to Common Unit holders are subject to management’s discretion, and actual amounts could vary from the percentage estimates we use in our pro forma financial information. For more information on our historical financial information and pro forma financial information, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements.
Our management has not previously managed a public company in their current roles, and we may not be able to maintain our corporate culture as a public company.
The individuals who now constitute our management have not previously managed a publicly traded company in their current roles. Compliance with public company requirements will place significant additional demands on our management and will require us to enhance our investor relations, legal, financial and tax reporting, internal audit, compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could adversely affect our business and profitability.
In addition, we believe that our corporate culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that supports and advances our overall business strategy. As a public company, our management may find it difficult to maintain the entrepreneurial, creative and idea-generative approach fostered by our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to execute our plans and strategies on a timely basis, incubate new businesses, recruit and retain personnel, and effectively focus on and pursue our business strategy.
Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, which could result in sanctions or other penalties that would harm our business.
The Sarbanes-Oxley Act, the Dodd-Frank Act (as defined herein), the rules of the SEC, the Nasdaq Global Select Market (“Nasdaq”) listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have hired and expect that we will need to continue to hire additional accounting, finance and other personnel with appropriate public company experience and technical accounting knowledge in connection with our status as, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will continue to increase our legal and financial compliance costs and will continue to make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount of additional costs we will continue to incur as a result of being a public company or the timing of such costs. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we will be required to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. This assessment will require disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We are not required to provide management’s assessment of our internal control over financial reporting in this report due to a transition period established by the SEC for newly public companies. To date, we have not conducted a review of our internal controls for the purpose of providing the reports required by these rules.
On April 12, 2021, the SEC issued a statement with respect to the accounting treatment for warrants issued in connection with the formation and initial public offering of SPACs (the “SEC Statement”). As a result of the impact of the SEC Statement on our Public SPACs’ financial statements, in connection with the preparation of our financial statements for the period year ended December 31, 2020, we identified a control deficiency in the design of our internal control over financial reporting that constituted a material weakness. Specifically, we lacked sufficient precision in the design of our controls to ensure that certain financial instruments issued by the Public SPACs, including warrants, forward purchase agreements, and redeemable equity were properly accounted for. To address this matter, our SPAC businesses took steps to remediate the material weakness, which included the following:
•enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its securities and financial statements.
•enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals consulted regarding complex accounting matters.
•increased oversight and discussion of these matters by senior management.
•As a result of these enhancements to our internal control framework, we have concluded that the previously identified material weakness has been remediated.
Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404(a) of the Sarbanes-Oxley Act. During the course of our review and testing, we may in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to decline. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our common stock from Nasdaq or other adverse consequences that would materially harm our business and reputation.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. The foregoing could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition and results of operations could be materially and adversely affected.
As a result of disclosure of information as a public company, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by stockholders and competitors and other third parties. If the claims are successful, our business, financial condition and results of operations could be materially and adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results.
We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, until the Sunset, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements and you will have limited voting power compared to holders of our Class B common stock.
Holders of our Class B common stock control a majority of the voting power of our outstanding common stock by virtue of their ownership of Class B common stock. Prior to the Sunset and for so long as TPG Group Holdings holds shares of Class B common stock representing at least 8.9% of all of the outstanding shares of our common stock, the Class B stockholders hold a majority of our outstanding voting power by virtue of their ownership of Class B common stock, and GP LLC, as the owner of the general partner of TPG Group Holdings, controls the outcome of matters submitted to a stockholder vote prior to the Sunset, including the appointment of all company directors. As a result of the voting power held by TPG Group Holdings, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors or an independent nominating committee and (iii) we have a compensation committee that is composed entirely of independent directors.
We rely on some or all of these exemptions and expect to continue to do so. As a result, we will not have a majority of independent directors, our directors will not be nominated or selected by independent directors and most compensation decisions will not be made by an independent compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, meaning that GP LLC, as the general partner of TPG Group Holdings, will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. The control over the voting of Class B common stock will instead be passed through to the individual partners of the TPG Partner Vehicles, including TPG Partner Holdings.

We are a holding company and our only material asset is our interest in the TPG Operating Group, and we are accordingly dependent upon distributions from the TPG Operating Group to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company and have no material assets other than our indirect ownership of Common Units representing 25.6% of the Common Units as of March 25, 2022 and 100% of the interests in certain intermediate holding companies. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, depend upon the results of operations and cash flows of the TPG Operating Group and its consolidated subsidiaries and distributions we receive from the TPG Operating Group. Deterioration in the financial condition, earnings or cash flow of the TPG Operating Group and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and the TPG Operating Group is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
We anticipate that each TPG Operating Group partnership will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax (except potentially in the case of an IRS audit). Instead, taxable income will be allocated to holders of Common Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of the TPG Operating Group partnerships. However, under certain rules, each TPG Operating Group partnership (or other subsidiary partnership) may be liable in the event of an adjustment by the IRS to the tax return of such TPG Operating Group partnership (or subsidiary partnership), absent an election to the contrary (including an election to “push out” the partners in the year being audited). The TPG Operating Group may be subject to material liabilities under these rules and related guidance if, for example, its calculations of taxable income are incorrect (including for years prior to the admission of us to the TPG Operating Group partnerships). Further any “push out” election will require consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings for the tax periods ending on or prior to December 31, 2021.
Under the terms of the limited partnership agreements of the TPG Operating Group (the “Limited Partnership Agreements”), the TPG Operating Group partnerships are generally obligated to make tax distributions to holders of Common Units (including us) at certain assumed tax rates for taxable periods (or portions thereof). These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our Executive Committee, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, paying dividends, which may include special dividends, on its Class A common stock and nonvoting Class A common stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and nonvoting Class A common stock or otherwise undertake ameliorative actions between Common Units and shares of Class A common stock and nonvoting Class A common stock and instead, for example, hold such cash balances, the direct owners of Common Units may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock and nonvoting Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such pre-IPO owners of the TPG Operating Group may previously have participated as holders of Common Units in distributions by the TPG Operating Group that resulted in our excess cash balances. See “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Reorganization- and IPO-Related Transactions—The TPG Operating Group Limited Partnership Agreements.”
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of distributable earnings (“DE”) attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. We expect that our first quarterly distribution will be paid in the second quarter of 2022 in respect of the prior quarter. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the Executive Committee prior to the Sunset and the Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Executive Committee after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Certain of our existing credit facilities include, and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, the TPG Operating Group is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the TPG Operating Group (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the TPG Operating Group are generally subject to similar legal limitations on their ability to make distributions to the TPG Operating Group. See “—We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.” See “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Reorganization- and IPO-Related Transactions—The TPG Operating Group Limited Partnership Agreements.”
If we are deemed an “investment company” subject to regulation under the Investment Company Act as a result of our ownership of the TPG Operating Group, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. We intend to conduct our operations so that TPG Inc. will not be deemed to be an investment company under the Investment Company Act. The need to comply with the 40% test in section 3(a)(1)(C) may cause us to (i) restrict our business and that of our subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, (ii) sell investment securities, including on unfavorable terms, (iii) acquire assets or businesses that could change the nature of our business or (iv) potentially take other actions that may be viewed as adverse by the holders of our Class A common stock or nonvoting Class A common stock in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. However, if anything were to happen that would cause TPG Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the TPG Operating Group, us or our senior leadership team, or any combination thereof, and have a material adverse effect on our results of operations, financial condition and cash flow. See “Item 1.—Business—Regulation and Compliance—United States—Regulation Under the Investment Company Act.”
A change of control of our company could result in an assignment of our investment advisory agreements.
Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage now or in the future must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Advisers Act if, among other things, our subsidiaries that are registered as investment advisers undergo a change of control. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, meaning that GP LLC, as the general partner of TPG Partner Holdings, will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings will be passed through to the individual partners of TPG Partner Holdings. In addition, in the second phase of our governance evolution, we will expand the Control Group to five members from the original three members. While we do not believe that the Sunset or the expansion of the Control Group will result in an assignment under the Advisers Act, there can be no assurance that the SEC or a court would agree. Furthermore, if a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, it could be deemed a change of control of our subsidiaries that are registered as investment advisers, and thus an assignment. If such an assignment occurs, we cannot be certain that our subsidiaries that are registered as investment advisers will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance allocations we earn from such funds and other clients.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock will generally vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until the Sunset becomes effective. After the Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote and GP LLC will no longer vote all shares attributable to TPG Partner Holdings. Prior to the Sunset, GP LLC will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and members of our Executive Committee and the approval of significant corporate transactions. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings will be passed through to the individual partners of TPG Partner Holdings. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
Subject to funds being legally available, we intend to cause the TPG Operating Group partnerships to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses. Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our Executive Committee until the Sunset, and then by the board of directors after the Sunset. However, the ability of the TPG Operating Group to make such distributions to us is subject to its operating results, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, any payment of dividends on our Class A common stock and nonvoting Class A common stock.
Our share price may decline due to the large number of shares eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 25, 2022, we have outstanding 70,811,664 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock and 229,652,641 shares of Class A common stock that are authorized but unissued that are issuable upon exchange of 229,652,641 Common Units. This number includes the shares of our Class A common stock sold in the IPO, which may be resold in the public market. Shares of Class A common stock issued in the

Reorganization to Pre-IPO Investors are “restricted securities” and their resale is subject to future registration or reliance on an exemption from registration.
We and the selling stockholder have agreed with the underwriters from the IPO not to dispose of or hedge any of our common stock, subject to specified exceptions, for 180 days after January 12, 2022 (such period, the “restricted period”), except with the prior written consent of J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. Subject to this agreement, we may issue and sell, and the selling stockholder may sell, additional shares of Class A common stock in the future.
Our directors and executive officers, certain of their affiliates, our partners and certain of our stockholders have agreed with the underwriters in the IPO not to dispose of or hedge any of our common stock, subject to specified exceptions, for 180 days after January 12, 2022, except with the prior written consent of J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. Pursuant to the Investor Rights Agreement (as defined herein), our partners, the TPG Partner Vehicles and Pre-IPO Investors are also restricted from transferring or exchanging their Class A common stock, Class B common stock or Common Units, as applicable, prior to the second anniversary of the IPO. Between the second and third anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; between the third and fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; and after the fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their original holdings Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the Exchange Agreement (as defined herein)). Upon an exchange of Common Units for Class A common stock, pursuant to the Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions are subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations. Up to $100 million (based on the initial public offering price per share of Class A common stock) of Class A common stock or equity instruments exchangeable for Class A common stock can be transferred to charitable organizations after expiration of the restricted period (as defined herein) and prior to the two year anniversary of the IPO free of any subsequent transfer restrictions. In addition, we may waive the foregoing restrictions under certain circumstances as contemplated in the Investor Rights Agreement.
Furthermore, between the 181st day and one-year anniversary of the IPO, the Pre-IPO Investors may sell up to 25% of their Class A common stock, Class B common stock or Common Units; between the one-year and eighteen-month anniversary of the IPO, the Pre-IPO Investors may sell up to 50% of their Class A common stock, Class B common stock or Common Units; between the eighteen-month and second-year anniversary of the IPO, the Pre-IPO Investors may sell up to 75% of their Class A common stock, Class B common stock or Common Units; and after the second-year anniversary, the Pre-IPO Investors may sell 100% of their Class A common stock, Class B common stock or Common Units, in each case, subject to the terms of the Exchange Agreement. Pursuant to the Investor Rights Agreement, we have agreed to register the resale of our common stock after the expiration of the 180-day lock-up period and under certain circumstances.
The holders of outstanding Common Units have the right to have their Common Units exchanged for cash or (at our option) shares of Class A common stock and any disclosure of such exchange or the subsequent sale (or any disclosure of an intent to enter into such an exchange or subsequent sale) of such shares of Class A common stock may cause volatility in our stock price.
As of March 25, 2022, we have an aggregate of 229,652,641 shares of Class A common stock that are issuable upon exchange of Common Units that are held by the Common Unit holders of the TPG Operating Group. The holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock.
We cannot predict the timing, size, or disclosure of any future issuances of our Class A common stock resulting from the exchange of Common Units or the effect, if any, that future issuances, disclosure, if any, or sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.

The market price of our Class A common stock may be volatile, which could cause the value of our stockholders’ investments to decline.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. Our Class A common stock has been volatile and may continue to be volatile in the future. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum following the Sunset, before which time vacancies may be filled only by the Control Group;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, except that action by written consent is allowed for as long as we are a controlled company;
•specify that special meetings of our stockholders can be called only by our board of directors or the executive chairman (or if there is no executive chairman, our chairman) of our board of directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•authorize our board of directors to issue, without further action by the stockholders, up to 25,000,000 shares of undesignated preferred stock in one or more classes or series; and
•reflect three classes of common stock, with Class B common stock having 10 votes per share and voting Class A common stock generally having one vote per share and nonvoting Class A common stock without voting rights until the shares are transferred, until the Sunset becomes effective, as discussed above.
These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Also, the Tax Receivable Agreement provides that, in the event of a change of control, we will be required to make a payment equal to the present value of estimated future payments under the Tax Receivable Agreement, which would result in a significant payment becoming due in the event of a change of control. In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that the TPG Operating Group, its affiliates, groups that include the TPG Operating Group and certain of their direct and indirect transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. As a result, in the event of a business combination with any such persons, we will not be required to obtain the same stockholder approvals for certain transactions as other public companies subject to DGCL Section 203 and our stockholders will therefore not have the same protections with respect to certain transactions as stockholders of other public companies.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the market for our stock, which in turn could cause our Class A common stock price to decline.
We are required to pay our pre-IPO owners (or their assignees under the Tax Receivable Agreement) for most of the tax benefits that we may claim as a result of the Covered Tax Items (as defined below).
We, the TPG Operating Group partnerships and one of our wholly-owned subsidiaries have entered into the Tax Receivable Agreement with certain holders of Common Units that provides for the payment by us (or our subsidiary) to such holders (or their assignees under the Tax Receivable Agreement) of 85% of the benefits, if any, that we realize, or we are deemed to realize (calculated using certain assumptions), as a result of (i) adjustments to the tax basis of the assets of the TPG Operating Group as a result of certain exchanges of Common Units and (ii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement (the “Covered Tax Items”). The Covered Tax Items may increase and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of the Covered Tax Items, and a court could sustain such a challenge. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.
The payment obligation under the Tax Receivable Agreement is our (or our wholly-owned subsidiaries’) obligation and not an obligation of the TPG Operating Group. While the amount of the Covered Tax Items, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that we may make under the Tax Receivable Agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, tax rates, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the pre-IPO owners. See “—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.”
In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
Our payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control, in certain events of bankruptcy or liquidation or if we elect to terminate the Tax Receivable Agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (as defined herein) (or its successor rate) plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the Covered Tax Items and that we are not subject to any alternative minimum tax. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if the tax attributes or our utilization of tax attributes underlying the relevant Tax Receivable Agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the Tax Receivable Agreement). Our ability to achieve benefits from the Covered Tax Items, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement early, payments under the Tax Receivable Agreement could be in excess of 85% of our actual cash tax benefits.
Accordingly, it is possible that the actual cash tax benefits realized by us may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits, including in circumstances in which we are subject to an alternative minimum tax and as a result are not able to realize the tax benefits associated with Covered Tax Items. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to us by the TPG Operating Group are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, depending on the actual timing of the termination of the Tax Receivable Agreement, the fair market value of our Class A common stock at the time of such termination, the prevailing one-year LIBOR at the time of such termination and a number of other factors. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.
In the case of certain changes of control, payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designates the U.S. federal district courts as the sole and exclusive forum for claims arising under the Securities Act (as defined herein), which, in each case, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.
Our certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (a) derivative action or proceeding brought on behalf of the Company; (b) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders; (c) action asserting a claim arising under any provision of the DGCL or our certificate of incorporation or our bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (d) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.
Our certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder, and that its provisions will not preclude or contract the scope of exclusive federal jurisdiction for suits brought under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder; accordingly, we cannot be certain that a court would enforce such provision. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.
To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, agents or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations promulgated thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our use of borrowings to finance our business exposes us to risks.
We use indebtedness as a means to finance our business operations, which exposes us to the typical risks associated with using leverage, including those discussed under “—Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.” We have outstanding notes due June 20, 2038 as well as revolving credit facilities with various maturity dates. See Note 10 to the consolidated financial statements for further information regarding our outstanding indebtedness. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing or increase our cost of borrowing. As borrowings under our credit facilities or any other indebtedness mature, we may be required to refinance them by either entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. We may be unable to enter into new facilities or issue debt or equity securities in the future on attractive terms, or at all.
Furthermore, the existing credit agreements and instruments governing our debt contain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreements or instruments governing our debt.
We have significant liquidity requirements, and adverse market and economic conditions may negatively impact our sources of liquidity, which could have a material adverse effect on our results of operations, financial condition and cash flow.
We expect that our primary liquidity needs include cash required to:
•continue growing our businesses, including seeding new strategies, pursuing strategic investments or acquisitions, funding our capital commitments made to existing and future funds and co-investments, funding any net capital requirements of our broker-dealer and otherwise supporting investment vehicles that we sponsor;
•support our working capital needs;
•service debt obligations, including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities that may give rise to future cash payments;
•fund cash operating expenses, including compensation and contingencies, including for clawback obligations or litigation matters;
•pay amounts that may become due under the Tax Receivable Agreement;
•pay cash dividends in accordance with our dividend policy for our Class A common stock;

•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds or other investment pending contribution of committed capital by the investors in such vehicles and advance capital to them for other operational needs;
•address capital needs of regulated and other subsidiaries, including our broker-dealer; and
•exchange Common Units pursuant to the Exchange Agreement or repurchase or redeem other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2021, we had approximately $339.9 million of remaining unfunded capital commitments to our funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have used our balance sheet to provide credit support to the Co-Invest Leverage Facility (as defined herein) used by certain personnel in connection with their commitments to our funds and the GP Services Credit Facility (as defined herein) to facilitate and manage the investments by partners, employees and other participants in certain of our funds. In addition, we have used our balance sheet to provide credit support to backstop certain clawback obligations to our funds. We have also used our balance sheet to provide credit support for guarantees related to certain operating leases for our offices.
In addition, as of December 31, 2021, we had $444.4 million of indebtedness outstanding under our credit facilities and secured borrowings and $972.7 million of cash and cash equivalents. Depending on market conditions, we may be unable to refinance or renew all or part of our secured borrowings or our credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
In addition, our broker-dealer from time to time makes significant drawdowns under a revolving credit facility to satisfy net capital requirements arising from its underwriting commitments. These drawdowns could also put pressure on our liquidity or limit our ability to allocate our capital efficiently across our businesses. To the extent we do not have access to our broker-dealer’s revolving credit facility or other liquidity, regulatory net capital requirements could limit our broker-dealer’s ability to participate in underwriting or other transactions.
Finally, if cumulative distributions to our funds’ investors are not in accordance with the distributions described in the applicable fund governing documents, the general partner is required to make payments to the investors in an amount necessary to correct the deficiency. We typically guarantee such clawback obligations on behalf of each fund’s general partner. Adverse economic conditions may increase the likelihood of triggering these general partner obligations. If one or more such general partner obligations were triggered, we may not have available cash to repay the performance allocations and satisfy such obligations. If we were unable to repay such performance allocations, we would be in breach of the relevant governing agreements with our fund investors and could be subject to liability. Any of the foregoing could lead to a substantial decrease in our revenues and to material adverse impacts on our reputation.
In the event that our liquidity requirements were to exceed available liquid assets for the reasons we specify above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.
Many of our funds’ investments rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. The absence of available sources of sufficient debt financing at attractive rates for extended periods of time could therefore materially and adversely affect our funds.

An increase in the overall cost of debt required by providers of that indebtedness would make it more expensive to finance those investments, thereby reducing returns. Further, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments. See “—Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their investments to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.”
In addition, a portion of the indebtedness used to finance our funds’ investments often includes leveraged loans and debt instruments privately placed with institutional investors. Availability of capital from the leveraged loan, high-yield and private debt markets is subject to market volatility, and there may be times when our funds might not be able to access those markets at attractive rates, or at all, when completing an investment. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price.
Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and volatile or adverse economic, market and industry developments. Additionally, the interests (whether in securities or otherwise) acquired by our funds in their investments may be the most junior in what could be a complex capital structure, and thus subject us to the greatest risk of loss in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of one of these investments. Furthermore, the incurrence of a significant amount of indebtedness by an investment could, among other things:
•subject the entity to a number of affirmative, negative and financial covenants, terms and conditions, any violation of which would be viewed by creditors as an event of default and could materially impact our ability to realize value from the investment;
•allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the equity investment in it;
•limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors who have relatively less debt;
•limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and
•limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.
A leveraged investment’s equity value also tends to increase or decrease at a greater rate than would otherwise be the case if money had not been borrowed. As a result, the risk of loss associated with a leveraged investment is generally greater than for investments with comparatively less debt. For example, leveraged investments could default on their debt obligations due to a decrease in cash flow precipitated by an economic downturn or by poor relative performance at such a company. Similarly, the leveraged nature of the investments of our real assets funds increases the risk that a decline in the fair value of the underlying real estate or tangible assets will result in their abandonment or foreclosure.
When our funds’ existing investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our funds’ investments came due, these funds could be materially and adversely affected. Additionally, if such limited availability of financing persists, our funds may also not be able to recoup their investments, as issuers of debt become unable to repay their borrowings, which will affect both their equity and debt investors. Moreover, in the event of default or potential default under applicable financing arrangements, one or more of our investments may go bankrupt, which could give rise to substantial investment losses, adverse claims or litigation against us or our employees and damage to our reputation.

Many of our funds may choose to use leverage as part of their investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value will also decrease faster than if there had been no borrowings. Increases in interest rates could also decrease the value of fixed-rate debt investment that our investment funds make. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for funds, particularly those that invest in debt securities, loans and other credit-related investments.
Any of the foregoing circumstances could have a material adverse effect on our results of operations, financial condition and cash flow.
Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their investments to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.
A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements or more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their investments. Moreover, the financing of new investments or the operations of our funds’ investments may become less attractive due to limitations on the deductibility of net interest expense. See“—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Furthermore, any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase.
Our funds’ portfolio company investments also regularly utilize the corporate loan and bond markets to obtain financing for their operations. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may negatively impact the financial results of those investments and, therefore, the investment returns on our funds.
In addition, to the extent that conditions in the credit markets or tax or other regulatory changes impair the ability of our investments to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the financial results of those portfolio companies may be negatively impacted, which could impair the value of our funds’ investments and lead to a decrease in the investment income earned by us. In some cases, the inability of our funds’ investments to refinance or extend maturities may result in the inability of those investments to repay debt at maturity or pay interests when due, and may cause the companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our funds’ investment and lead to a decrease in investment income earned by us.

Interest rates on our and our investments’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
LIBOR and certain other floating rate benchmark indices, including the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”), are the subject of recent national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
As a result, interest rates on our, our funds’ and their investments’ floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to IBORs, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of any IBOR as a benchmark interest rate could adversely affect the value of our, our funds’ and their investments’ financial instruments tied to such rates. There is no guarantee that a transition from any IBOR to an alternative rate will not result in financial market disruptions or a significant increase in volatility in risk free benchmark rates or borrowing costs to borrowers, any of which could have a direct or indirect adverse effect on our business, results of operations, financial condition and share price. We continue to monitor and manage the foregoing changes and related risks on our and our funds’ investments to reduce any adverse effect it may have on us and our investments. In addition, we continue to oversee or manage (as appropriate to our level of day-to-day involvement in the oversight and management of our investments) our funds’ investments’ monitoring and management of the foregoing change and related risks.
In addition, meaningful time and effort is required to transition to the use of new benchmark rates, including with respect to the negotiation and implementation of any necessary changes to existing contractual arrangements and the implementation of changes to our, our funds’ and their investments’ systems and processes. Negotiating and implementing necessary amendments to our, our funds’ or their investments’ existing contractual arrangements may be particularly costly and time consuming. We are actively evaluating the operational and other impacts of such changes and managing transition efforts accordingly.
The replacement of LIBOR with an alternative reference rate may negatively impact our funds’ liquidity and result in an overall increase to borrowing costs, which could have a material adverse effect on our results of operations, financial condition and cash flow.
London Inter-Bank Offered Rate (“LIBOR”) is an estimate of the interest rates to borrow U.S. dollars (“USD”), sterling, euros and certain other currencies in the London unsecured interbank market and has been widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. The FCA announced its intention to phase out the creation of LIBOR estimates by the end of 2021, including transitioning to alternative reference rates. However, in March 2021, ICE Benchmark Administration Limited (“IBA”), the LIBOR administrator, announced that it will cease the publication of all British pound, euro, Swiss franc and Japanese yen LIBOR settings and cease the publication of the one-week and two-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021 and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. This announcement effectively extends the end of USD LIBOR. Concurrently with each IBA announcement, the FCA published statements in support of the IBA announcements, including IBA’s proposed extension of the publication of most USD LIBOR tenors, noting that the extension would provide time to address the legacy contracts that reference USD LIBOR.
The U.S. Federal Reserve (the “Federal Reserve”), in conjunction with the Alternative Reference Rates Committee, is also recommending replacing USD LIBOR with a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”). However, certain market constituencies have criticized SOFR’s suitability as a LIBOR replacement, and the extent of SOFR-based instruments issued or trading in the market remains a fraction of LIBOR-based instruments. As such, there remains uncertainty regarding the future utilization of LIBOR and other “IBORS,” and the nature of any replacement rates.
Certain of our funds’ investments may have interest rates with a LIBOR reference. As a result, the transition away from LIBOR could adversely impact such funds. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect the funds as investors in floating-rate instruments, including by:
•affecting liquidity of the funds’ investments in the secondary market and their market value;

•reducing the interest rate earned by the funds as holders of such investments (either generally or in certain market cycles) due to the use of a collateralized, overnight rate and credit spread adjustments instead of an unsecured, term rate; or
•causing the funds to incur expenses to manage the transition away from LIBOR.
Also, although our funds’ instruments contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology and mechanisms to amend the applicable reference rate, there are significant uncertainties regarding the effectiveness of any such alternative methodologies. As such, the funds may need to renegotiate the terms of credit agreements with certain issuers of investments that utilize LIBOR in order to replace it with the new standard convention that is established, which could result in increased costs for the funds.
Our funds and our funds’ portfolio companies may also enter into swaps and similar instruments that reference LIBOR, including swaps used to manage long-term interest rate risk related to assets and/or liabilities. In addition to the funds potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the funds. In addition and as further described above, some of the standard conventions under consideration, including SOFR, are conceptually different than LIBOR, in that they are overnight, secured rates instead of unsecured, term rates, which could behave differently from LIBOR in ways that cause the funds to owe greater payments or receive less payments under its derivatives, at least during certain market cycles. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the funds.
Furthermore, even though the terms of our funds’ credit facilities provide for mechanics to amend the documentation in order to reflect a replacement rate in the event of a transition away from LIBOR, the determination of such replacement rate may require further negotiation, including between a fund’s general partner and the applicable lender(s). There can be no assurance that an agreement between the parties will be reached, and the terms of the funds’ credit facilities may also provide that, during any applicable transition period, the amounts drawn under the funds’ credit facilities may bear interest at a higher rate. In addition, even if an agreement is reached with respect to a replacement rate for LIBOR, the applicable lender may have the ability to make certain changes to the terms of a fund’s credit facility to implement the new rate, which the fund may have no control over.
Finally, on October 23, 2020, the International Swap and Derivatives Association (“ISDA”) launched (i) Supplement number 70 to the 2006 ISDA Definitions (“IBOR Supplement”) and (ii) the ISDA 2020 IBOR Fallbacks Protocol (“IBOR Protocol”). The IBOR Supplement is intended to enhance the robustness of derivatives contracts traded on or after January 25, 2021 by addressing the risk that some IBORs are permanently discontinued or, in the case of LIBOR, cease to be representative, by applying fallbacks to specified alternative references rates upon such a trigger. The IBOR Protocol permits adhering parties to amend in-scope transactions entered into prior to January 25, 2021 on similar terms. These documents are a critical element to industry efforts to facilitate the derivatives markets’ transition away from LIBOR and other IBORs.
If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of our funds’ portfolio companies. Transition to a new reference rate also requires an upgrade to the software and systems that our third-party vendors use to properly record and process loans and other instruments based on the new rate. Such upgrade may not become available in time or its implementation could be delayed because of the uncertainty regarding the transition from LIBOR.
Any failure to timely implement the necessary software or systems upgrade could negatively impact our business operation. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and cash flow.

Risks Related to Our Industry
The investment management business is intensely competitive, which could have a material adverse effect on our results of operations, financial condition and cash flow.
We compete as an investment manager for both fund investors and investment opportunities. The investment management business is highly fragmented, with our principal competitors being sponsors of private funds and operating companies acting as strategic buyers of businesses. Competition for fund investors is based on a variety of factors, including:
•investment performance;
•investor liquidity and willingness to invest;
•investor perception of investment managers’ drive, focus and alignment of interest;
•business reputation;
•quality of services provided to and duration of relationships with fund investors;
•pricing and fund terms, including fees;
•the relative attractiveness of the types of investments that have been or will be made; and
•consideration of ESG issues.
Further, we believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.
A variety of factors could exacerbate the competitive risks we face, including:
•fund investors may reduce their investments in our funds or decrease their allocations in new funds based on a variety of factors, such as the occurrence of an economic downturn, their available capital, regulatory requirements or a desire to consolidate their relationships with investment firms;
•some of our competitors may have agreed, or may agree, to terms on their funds or products that are more favorable to fund investors than those of our funds or products, such as lower management fees, greater fee sharing or higher hurdles for performance allocations, and we may be unable to match or otherwise revise our terms;
•some of our funds may not perform as well as competitors’ funds or other available investment products;
•some of our competitors may have raised, or may raise, significant amounts of capital and may have similar investment objectives and strategies to our funds, which could create additional competition for investment opportunities and reduce the size and duration of pricing inefficiencies that many alternative investment strategies seek to exploit;
•some of our competitors may have a lower cost of capital and access to funding sources that are not available to us;
•some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and bid more aggressively than us for investments;
•some of our competitors may be subject to less regulation or less regulatory scrutiny and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do and/or bear less expense to comply with such regulations than we bear;

•there are relatively few barriers to entry impeding the formation of new funds, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business have resulted, and may continue to result, in increased competition;
•if, as we expect, allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers;
•some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on artificial intelligence, and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;
•the proliferation of SPACs entering the market may compete with our funds for investment opportunities and drive up asset prices;
•some investors may prefer to pursue investments directly instead of investing through one of our funds;
•some investors may prefer to invest with an investment manager that is not publicly traded, is smaller or manages fewer investment products; and
•other industry participants continuously seek to recruit our investment professionals and other key personnel away from us.
We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. For example, competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may allow them to submit a higher bid. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. As a result, if we are forced to compete with other investment firms on the basis of price, we may be unable to maintain our current fees or other terms. There is a risk that management fees and performance allocations in the alternative investment management industry will decline, without regard to the historical performance of a manager. Management fee or performance allocation income reductions on existing or future funds, without corresponding decreases in our cost structure, would negatively impact our revenues and profitability and could have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, if market conditions for competing investment products were to become more favorable, such products could offer rates of return superior to those achieved by our funds and the attractiveness of our funds relative to investments in other investment products could decrease. This competitive pressure could negatively impact our ability to make successful investments and limit our ability to raise future funds, either of which could have a material adverse effect on our results of operations, financial condition and cash flow.
Climate change and climate change-related regulation could adversely affect our business.
TPG and our portfolio companies face risks associated with climate change including risks related to the impact of climate-and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change. In addition, uncertainties related to climate change and climate change-related regulation may adversely impact TPG Rise Climate, our dedicated climate impact investing product.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time, hire additional personnel or buy new technology to comply effectively. In particular, compliance with climate- and other ESG-related rules in the EU is expected to result in increased legal and compliance costs and expenses which would be borne by us and our funds. See “—Risks Related to Our Business—We are subject to increasing scrutiny from fund investors and regulators on ESG matters, which may constrain investment opportunities for our funds and negatively impact our ability to raise capital from such investors.” At the portfolio company level, while we have increasingly and substantially sought to invest in sectors that are inherently lower carbon intensity (e.g., technology, healthcare) which decreases transition risk, there are still individual portfolio companies in these and other sectors that could face transition risk if carbon-related regulations or taxes are implemented. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy.
In addition, TPG faces business trend-related climate risks including the increased attention to climate-related legislation and regulation by our fund investors. Certain fund investors have considered ESG factors, including climate risks, in determining whether to invest in our funds. See “—Risks Related to Our Business—We are subject to increasing scrutiny from fund investors and regulators on ESG matters, which may constrain investment opportunities for our funds and negatively impact our ability to raise capital from such investors.” For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds.
Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel.
While the geographic distribution of our portfolio inherently limits TPG’s physical climate risk, some physical risk is inherent in the companies in our portfolio, particularly in some real estate holdings and Asia- and Africa-based investments and in the unknown potential for extreme weather that could occur related to climate change.
We expect TPG Rise Climate to face climate-related risks of a different nature. For example, an absence of future regulation, particularly in the United States, the U.K. and the European Union, around climate change and carbon output control could lead to diminished market demand in TPG Rise Climate’s investment sectors. Additionally, implementation of the Paris Agreement and other climate-related initiatives by international, federal, state and regional policymakers and regulatory authorities and the pace of private actors seeking to reduce greenhouse gas emissions are uncertain. Uneven or slow implementation could negatively impact the speed of growth for the companies in TPG Rise Climate. Further, non-implementation could negatively impact the fund overall. In addition, different jurisdictions could classify investments made by TPG Rise Climate differently in terms of their sustainability, and thereby could open some assets to so-called transition risks.
Difficult economic and market conditions could negatively impact our businesses in many ways, including by reducing the value or hampering the performance of our funds’ investments or reducing our funds’ ability to raise or deploy capital, each of which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on the financial industry), pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) and the effects of climate change. Recently, markets have been affected by the COVID-19 pandemic, U.S. interest rates, the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, changes in U.S. tax regulations and geopolitical events such as the withdrawal of the UK from the EU (which is commonly referred to as “Brexit”) and the escalation of hostilities between Russia and Ukraine. See “—Risks Related to Our Business—The COVID-19 pandemic caused severe disruptions in the U.S. and global economies and has impacted, and may continue to negatively impact, our business and our results of operations, financial condition and cash flow.” These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
Volatility in the global financial markets or a financial downturn could negatively impact our business in a number of ways. Volatility or unfavorable market and economic conditions could reduce opportunities for our funds to make, exit and realize value from, and expected returns on, their existing investments. When financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our funds’ investments, and we may earn lower-than-expected returns on them, which could cause us to realize diminished or no performance allocations. Further, volatility caused by the COVID-19 pandemic could have a greater negative effect on industries that are more sensitive to changes in consumer demand, such as the travel and leisure, gaming and real estate industries. For example, due to the severity of the COVID-19 pandemic (and uncertainty surrounding Brexit), the U.K.-focused Financial Time Stock Exchange 100 ended the year down 14% in 2020, while the tech-heavy Nasdaq Composite returned 44%. If not otherwise offset, declines in the equity, debt and commodity markets would likely cause us to write down our funds’ investments. Our profitability may also be negatively impacted by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to a downturn in market and economic conditions.
During periods of difficult market conditions or slowdowns, our funds’ portfolio companies or assets in which we have invested may experience adverse operating performance, decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. These companies may also have difficulty expanding their businesses and operations, meeting their debt service obligations or paying other expenses as they become due, including amounts payable to us. Negative financial results in our funds’ portfolio companies could result in less appreciation across the portfolio and lower investment returns for our funds. Because our funds generally make a limited number of investments, negative financial results in a few of a fund’s portfolio companies could severely impact the fund’s total returns, which could negatively affect our ability to raise new funds, the performance allocations we receive and the value of our investments. Further, such negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, or in the case of certain real estate funds, the abandonment or foreclosure of investments, which could result in a complete loss of the fund’s investment in such portfolio company and negatively impact the fund’s performance and, consequently, the performance allocations we receive and the value of our investment, as well as our reputation.
Receipt of lower investment returns from our funds during a period of difficult market conditions could cause our cash flow from operations to significantly decrease, which could negatively impact our liquidity position and the amount of cash we have on hand to conduct our operations and pay dividends to our stockholders. The generation of less performance allocations could also affect our leverage ratios, external credit ratings and compliance with our credit facility covenants as well as our ability to renew or refinance all or part of our credit facility and contractual obligations. Having less cash on hand could in turn require us to rely on other sources of cash, such as the capital markets, to conduct our operations.
In addition, volatility or unfavorable market and economic conditions could make it difficult for our funds to find suitable investments or secure financing for investments on attractive terms. Heightened equity and credit market volatility could negatively impact availability and cost of financing for significant acquisitions and dispositions. For example, in the United States, high yield credit spreads rose by nearly 750 basis points (bps) during the first quarter of 2020. If credit markets weaken, our funds may be unable to consummate significant acquisitions and dispositions on acceptable terms or at all. A general slowdown in global merger and acquisition activity due to the lack of suitable financing or an increase in uncertainty could slow in our investment pace, which in turn could negatively impact our ability to generate future performance allocations and fully invest the available capital in our funds. A slowdown in the deployment of our available capital could impact the management fees we earn on funds that generate fees based on invested (and not committed) capital, including our ability to raise, and the timing of raising, successor funds.
Market volatility could also negatively impact our fundraising efforts in several ways. We generally raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. Poor performance by existing funds as a result of market conditions could impair our ability to raise new funds as could any change in or rebalancing of fund investors’ asset allocation policies. Investors often allocate to alternative asset classes (including private equity) based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets (including private equity) could decline. Further, investors often take into account the amount of distributions they have received from existing funds when considering commitments to new funds. General market volatility or a reduction in distributions to investors could cause investors to delay making new commitments to funds or negotiate for lower fees, different fee sharing arrangements for transaction or other fees and other concessions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed, and a decrease in the amount an investor commits to our funds could have an impact on the ultimate size of the fund and amount of management fees we generate.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. If the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices, including, for example, past investment and co-investment activities, internal operating procedures or arrangements with our people, including our senior advisors, we will be at risk for regulatory sanction. Even if an investigation or proceeding does not result in a significant sanction, the costs incurred in responding to such matters could be material. Further, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to attract new investors, as well as discourage others from doing business with us. Some of our funds invest in businesses that operate in highly regulated industries. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements for receipt of regulatory approval. Obtaining regulatory approval is often a lengthy and expensive process with an uncertain outcome. Portfolio companies may be unable to obtain necessary regulatory approvals on a timely basis, if at all, and the failure to obtain such approvals may prevent our funds from consummating the applicable investments, which could materially and adversely affect their performance. Our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest certain assets.
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. We have in the past and may in the future be subject to SEC enforcement actions and settlements. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees and group purchasing arrangements and general conflicts of interest disclosures. We generally expect the SEC’s oversight of global investment firms to continue to focus on concerns related to transparency, investor disclosure practices, fees and expenses, valuation and conflicts of interest, which could impact us in various ways. We further expect a greater level of SEC enforcement activity under the Biden administration, and while we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by the prior administration. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited.
In February 2022, the SEC proposed new rules and amendments to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds. If enacted, the proposed rules and amendments would significantly affect advisers to private funds, including us. In particular, the SEC has proposed to
•limit circumstances in which a fund manager can seek reimbursement, indemnification, exculpation or limitation of liability from a private fund;
•increase reporting requirements by private funds to investors concerning performance, fees and expenses;
•require registered advisers to obtain an annual audit for a private fund and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events;
•enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as GP-led secondaries);

•prohibit advisers from engaging in certain fee and expense practices, such as charging to private fund clients accelerated fees for unperformed services, fees and expenses associated with an examination or investigation of the adviser, or regulatory and compliance fees and expenses of the adviser, and charging fees or expenses related to a portfolio investment on a non-pro rata basis;
◦prohibit an adviser from reducing the amount of its clawback of carried interest by the amount of certain taxes; and
◦prohibit certain preferential treatment of private fund investors and require disclosure of other forms of preferential treatment of private fund investors in side letters or other arrangements with an adviser.
Amendments to the existing books and records and compliance rules under the Advisers Act would complement the new proposals and also require that all registered advisers document their annual compliance review in writing. The SEC has also recently proposed amendments to Rule 10b5-1, an expansion of the reporting obligations under Form PF, changes to the beneficial ownership reporting regime applicable to positions in public companies and has included in its regulatory agenda potential rulemaking on climate change disclosures and corporate diversity. If adopted, these new rules could increase compliance burdens and associated regulatory costs and reduce our ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, these proposed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions.
We regularly rely on exemptions from various requirements of the Securities Act, Exchange Act, the Investment Company Act, the Commodity Exchange Act of 1936, as amended, and the U.S. Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” in conducting our asset management activities in the United States. If these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims, and our business could be negatively impacted. For example, in 2014, the SEC amended Rule 506 of Regulation D under the Securities Act, an exemption on which we routinely rely to market interests in our funds, to impose “bad actor” disqualification provisions that ban an issuer from offering or selling securities pursuant to the safe harbor in Rule 506 if the issuer, or any other “covered person,” is the subject of a criminal, regulatory or court order or other disqualifying event under the rule which has not been waived by the SEC. The definition of “covered person” under the rule includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, we would be unable to rely on Rule 506 to offer or sell securities if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver from the SEC.
Similarly, in conducting our asset management activities outside the United States, we rely on exemptions from the regulatory regimes of various foreign jurisdictions. Exemptions from U.S. and foreign regulations are often highly complex and may, in certain circumstances, depend on compliance by third parties we do not control. If these exemptions were to become unavailable to us, our business could be negatively impacted, as these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Item 1.—Business—Regulation and Compliance.” Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect our fund investors and not our stockholders.
Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the Biden administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (the “CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of certain of our funds’ portfolio companies and thus limit the ability of our funds to exit from certain investments, as well as limit our flexibility in structuring or financing certain transactions. The Biden administration may also pursue tax policies seeking to increase the corporate tax rate and further limit the deductibility of interest, or materially alter the taxation of capital gains, among other things. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Further, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, has imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. The Reform Act amends various sections of the Dodd-Frank Act.
The Reform Act and various other proposals focused on deregulation of the U.S. financial services industry could have the effect of increasing competition or otherwise reducing investment opportunities, which could negatively impact our business. The Reform Act also modified automatic additional regulatory compliance issues for financial entities that were deemed “Systemically Important Financial Institutions” from $50 billion AUM to $250 billion AUM. There is legislative risk under the Biden administration that such designation will revert back to $50 billion and expand its application to include private equity asset management firms.
Under applicable SEC rules, investment advisers are required to implement compliance policies designed, among other matters, to track campaign contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers. FINRA adopted its own set of “pay to play” regulations, which went into effect on August 20, 2017, that are similar to the SEC’s regulations. In addition, many pay to play regimes (including the SEC pay to play rule for investment advisers) impute the personal political activities of certain executives and employees, and in some instances their spouses and family members, to the manager for purposes of potential pay to play liability.
The Dodd-Frank Act also imposes a regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting and recordkeeping. The Commodity Futures Trading Commission (the “CFTC”) has finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions and regulatory requirements for cross-border swap activities. These requirements could reduce market liquidity and negatively impact our business, including by reducing our ability to enter swaps.
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. On May 16, 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.
Furthermore, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular. For example, in June 2019, certain members of the U.S. Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. Following the 2020 presidential and congressional elections in the United States, there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ businesses. In August 2021, legislation was introduced in the Senate proposing to change the definition of carried interest. The “Ending the Carried Interest Loophole Act” proposes to close the tax rate differential between carried interests and ordinary income and accelerate the recognition and payment of tax on the receipt of carried interest and would have material impact on our business if enacted. Other potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax. If the proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact affect us, our funds’ portfolio companies and our investors.
Future legislation, regulation or guidance could negatively impact the fund industry generally and/or us specifically. Financial services and private funds may in the future be subject to further governmental scrutiny, an increase in regulatory investigations and/or enhanced regulation, including as a result of changes in the presidency or congressional leadership. Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs on us, require the attention of our senior management or result in limitations on the manner in which we conduct our business, all of which could negatively impact our profitability.
Changing regulations regarding derivatives and commodity interest transactions could negatively impact our business.
The regulation of derivatives and commodity interest transactions in the United States and other countries is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. We and our affiliates enter into derivatives transactions for various purposes, including to manage the financial risks related to our business. Accordingly, the impact of this evolving regulatory regime on our business is difficult to predict, but it could be substantial and adverse.
Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators and/or commodity trading advisors and become members of the National Futures Association. As such, certain of our or our affiliates’ risk management or other commodities interest-related activities may be subject to CFTC oversight. To date, we have concluded that the covered activities in which our affiliates engage do not rise to the level of requiring the subsidiaries to register with the CFTC or the National Futures Association, or the “NFA,” and instead, these affiliates file for exemptions from such registration requirements. As part of ensuring the affiliates continue to be exempt from registration, we have instituted procedures to monitor our exposure to covered activities and comply with exemption renewal requirements. In the event that the frequency of our affiliates’ engagement in covered activities exceeds the threshold for exemption from registration, such affiliates could become subject to a wide range of other regulatory requirements, such as:
•potential compliance with certain commodities interest position limits or position accountability rules;
•administrative requirements, including recordkeeping, confirmation of transactions and reconciliation of trade data; and
•mandatory central clearing and collateral requirements. Our business may incur increased ongoing costs associated with monitoring compliance.
Newly instituted and amended regulations could significantly increase the cost of entering into derivative contracts (including through requirements to post collateral, which could negatively impact our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of such regulations (and any new regulations), our results of operations may become more volatile and our cash flows may be less predictable.
Federal, state and foreign anti-corruption and trade sanctions laws applicable to us, our funds and our funds’ portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions and reputational harm.
We are subject to a number of laws and regulations governing payments, offers and contributions to or for the benefit of public officials or other parties, including restrictions imposed by the FCPA, as well as economic sanctions and export control laws administered by OFAC, the U.S. Department of Commerce and the U.S. Department of State. The FCPA prohibits bribery of foreign public officials, government employees and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. The U.S. Department of Commerce and the U.S. Department of State administer and enforce certain export control laws and regulations, and OFAC and the U.S. Department of State administer and enforce economic sanctions based on U.S. foreign policy and national security goals against targeted countries, jurisdictions, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors and sourcing new investments, as well as the activities of our funds’ portfolio companies. U.S. government regulators, including the U.S. Department of Justice, the SEC and OFAC, have devoted more resources to enforcement of the FCPA and export control laws as enforcement has become more of a priority in recent years. A number of other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also expanded significantly their enforcement activities, especially in the anti-corruption area. Recently, the U.S. government has also used sanctions and export controls to address broader foreign and international economic policy goals. While we have developed and implemented policies and procedures designed to ensure compliance by us and our personnel with the FCPA, economic sanctions laws and other applicable anti-bribery laws, as well as with sanctions and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition and cash flow.
Laws in non-U.S. jurisdictions as well as other applicable anti-bribery, anti-corruption, anti-money laundering, economic sanctions or other export control laws abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Differences between such U.S. and non-U.S. laws increase the risks and complexities of compliance and sometimes present actual conflicts of law (especially in the sanctions area). For example, in the U.K., we are subject to laws regarding the prevention of money laundering and the financing of terrorism as well as laws prohibiting bribery, including the U.K. Bribery Act 2010. We cannot predict the nature, scope or effect of future regulatory requirements to which we might be subject or the manner in which existing laws might be administered, interpreted or enforced. Our funds’ portfolio companies’ compliance policies and procedures may not prevent all instances of money laundering or bribery, or other prohibited transactions, including those arising from actions by employees, for which we or they might be held responsible. If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, reputational harm, incarceration of our employees, restrictions on our operations (including disbarment) and other liabilities, which could have a material adverse effect on our results of operations, financial condition and cash flow. In addition, depending on the circumstances, we could be liable for violations of applicable anti-corruption, sanctions or export control laws committed by companies in which we or our funds invest.
In addition, the recently enacted Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of the CFIUS. Under the FIRRMA, the CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to exit from certain investments. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws, committed by companies in which we or our funds invest or which we or our funds acquire. Allegations that our funds’ portfolio companies engaged in conduct that is perceived to have violated anti-corruption laws, economic sanctions laws, or export control laws could negatively impact us, create legal liability, or cause reputational and business harm that could negatively impact the valuation of a fund’s investments.
Regulatory initiatives in jurisdictions outside the United States could negatively impact our business.
Similar to the United States, the current environment in non-U.S. jurisdictions in which we operate, in particular the EU, has become subject to an expanding body of regulation. Governmental regulators and other authorities have proposed or implemented a number of initiatives and additional rules and regulations that could negatively impact our business.
New prudential regimes for U.K. investment firms. The U.K. is implementing a new prudential regime for investment firms (which mirrors which mirrors similar measures being implemented in the EU) known as the Investment Firms Prudential Regime (the “IFPR”). The IFPR applies to TPG Europe, LLP, our London-based affiliate (“TPG Europe”), and may substantially increase the firm’s regulatory capital requirements and impose more onerous remuneration rules as well as revised and extended internal governance, disclosure, reporting and liquidity requirements.
AIFMD. The Alternative Investment Fund Managers Directive (“AIFMD”) imposes certain initial and ongoing regulatory obligations in respect of the marketing in the European Economic Area (the “EEA”) by alternative investment fund managers of alternative investment funds. The U.K. retained AIFMD following Brexit. AIFMD, as implemented in the EEA and U.K., applies to us to the extent that we actively market our funds in the EEA and U.K. AIFMD is currently under review by the European Commission. At this time, it is difficult to predict the final form of the changes to AIFMD but they may, amongst other things, increase the cost and complexity of raising capital. It is not yet clear to what extent (if any) the U.K. would reflect any changes to AIFMD in its domestic rules.
Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (AML) Directives came into force: the fifth AML EU Directive (“AMLD5”) and the sixth AML EU Directive (“AMLD6”). AMLD5 was implemented into U.K. law on January 10, 2020. The changes under AMLD5 include new, more stringent customer due diligence measures and reporting requirements. AMLD5 has added complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons. The U.K. government has not implemented AMLD6 for the time being.
Sustainable Finance. On March 7, 2018, the European Commission adopted an action plan on financing sustainable growth. The action plan is, among other things, designed to define and reorient investment toward sustainability and targets all financial market participants, and a number of legislative initiatives are underway. In particular:
•On December 9, 2019, a new EU regulation (Regulation (EU) 2019/2088) on sustainability-related disclosures in the financial sector (the “SFDR”) was published in the Official Journal of the European Union, which came into force on March 10, 2021. The SFDR introduces mandatory sustainability-related transparency and disclosure requirements for fund managers actively marketing their funds in the EEA, including us. Certain requirements in the SFDR have been delayed until July 2022.
•In June 2020, a new EU regulation establishing a general framework for determining which economic activities qualify as “environmentally sustainable” was published in the Official Journal of the European Union (the “Taxonomy Regulation”). The Taxonomy Regulation introduces mandatory disclosure requirements (which supplement those set out in SFDR) for all financial products offered to EEA-based investors including those which have an environmentally sustainable investment objectives or which promote environmental characteristics. The new disclosure obligations pursuant to the Taxonomy Regulation began to apply in January 2022 and is expected to impact certain of our funds and their managers.
The SFDR requires an AIFM to disclose how sustainability risks are taken into account in investment decision making processes and certain AIFMs are required to disclose how they integrate principal adverse impact on sustainability factors into investment decisions. There is a risk that we may need to collect and disclose a large amount of additional data pursuant to these ESG regulations, which could materially increase the compliance burden and costs for our operations.
The U.K. Government’s stated policy goal is to introduce economy-wide mandatory Taskforce on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. is in the process of introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investment or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5 billion calculated as a three-year rolling average. As such, we expect that the framework will apply to TPG Europe LLP from January 1, 2023. It is unclear at this stage what impact this new regime will have on our business.
Leveraged Transactions. In May 2017, the European Central Bank (“ECB”) issued guidance on leveraged transactions that applies to significant credit institutions supervised by the ECB in member states of the euro zone (i.e., those EU member states that have adopted the euro as their currency). Under the guidance, credit institutions should have in place internal policies that include a definition of “leveraged transactions.” Loans or credit exposures to a borrower should be regarded as leveraged transactions if (i) the borrower’s post-financing level of leverage exceeds a total debt to EBITDA ratio of 4.0 times or (ii) the borrower is owned by one or more “financial sponsors.” For these purposes, a financial sponsor is an investment firm that undertakes private equity investments in and/or leveraged buyouts of companies. Following these guidelines, credit institutions in the euro zone could in the future limit, delay or restrict the availability of credit and/or increase the cost of credit for our funds or our funds’ portfolio companies involved in leveraged transactions.
Foreign Direct Investment. A number of jurisdictions continue to establish or strengthen restrictions on foreign direct investment. These countries often authorize their heads of state and/or regulatory bodies to block or impose conditions on certain transactions, such as investments, acquisitions and divestitures, if they threaten national security. In addition, many jurisdictions restrict foreign investment in assets important to national security by taking steps such as limiting foreign equity investment, implementing investment screening or approval mechanisms and restricting foreigners from serving as key personnel. These laws could limit our funds’ ability to make or exit investments or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions.
Hong Kong Security Law. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside the Hong Kong Special Administrative Region of the People Republic of China (“Hong Kong”) by non-permanent residents of Hong Kong could limit the activities of or negatively impact us, our funds and/or our funds’ portfolio companies. The United States, the United Kingdom and several EU countries have expressed concerns regarding the National Security Law. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on countries in which we, our funds and our funds’ portfolio companies or any of their respective personnel or assets are located. While we maintain offices in Hong Kong and our funds invest in portfolio companies that operate in Hong Kong or are currently or expected to be listed on the Stock Exchange of Hong Kong (which investments comprise approximately 4% of our AUM), none of our funds invests exclusively in Hong Kong; our Hong Kong operations, including our personnel and investments, do not represent a significant portion of our business; and our portfolio companies do not generally engage in commercial practices that would implicate the National Security Law. Nevertheless, the aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our, our funds’ or their portfolio companies’ operations and have a material adverse effect on our results of operations, financial condition and cash flow. See “—Risks Related to Our Business—Changes in China’s governmental policies could have an adverse effect on our business and operations.”
Data Privacy. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to continue for the foreseeable future. However, we believe that additional laws governing data and cybersecurity will be adopted in various jurisdictions around the world in the future, further expanding the regulation of data privacy and cybersecurity. We and our funds’ portfolio companies collect personally identifiable information and other sensitive and confidential data as an integral part of our business processes. This data is wide ranging and relates to our fund investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. data privacy and security laws such as the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (the “CPRA”), which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA or CPRA violations, as well as a requirement of “reasonable” cybersecurity.
Many foreign countries and governmental bodies, including the EU and other relevant jurisdictions where we and our funds’ portfolio companies conduct business, have laws and regulations concerning the collection and use of personally identifiable information and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the United States. For example, the GDPR in Europe; the Hong Kong Personal Data (Privacy) Ordinance; and the Australian Privacy Act, among others. Privacy and cybersecurity laws in China, Hong Kong, Singapore, Korea, India and other jurisdictions may also impact data in those jurisdictions, including by requiring the localization of such data or subjecting such systems to intrusive governmental inspections. Global laws in this area are rapidly increasing in the scale and depth of their requirements and are also often extraterritorial in nature. In addition, a wide range of regulators are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual arrangements with counterparties. These legal and contractual arrangements heighten our privacy obligations in the ordinary course of conducting our business in the United States and internationally.
The U.K. has adopted the GDPR and similar requirements continue to apply in the U.K. notwithstanding Brexit. As a result of Brexit, however, the U.K. is now a third-country for the purposes of the GDPR. This regulation provides for a transitional period during which transfers of personal data from the EU to the U.K. will not be considered as transfers to a third-country under EU GDPR. Transfers of personal data from the U.K. to the EU will continue to be permitted under the U.K. GDPR without the need for compliance with additional data export requirements.
While we made significant efforts and investment to develop policies and procedures to address data privacy laws, we potentially remain exposed to liability, particularly given the continued and rapid development of privacy laws and regulations around the world and increased enforcement action. Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations and loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-

related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase.
The withdrawal of the U.K. from the EU could have a range of adverse consequences for us, our funds or our funds’ portfolio companies.
Brexit has impacted our European operations. TPG Europe is authorized and regulated in the U.K. as an investment firm by the FCA and is permitted to carry on certain regulated activities, acting as a sub-advisor mainly to our U.S. operations. Prior to the end of the transition period, TPG Europe benefitted from access to the cross-border services “passport” under the European Markets in Financial Instruments Directive (the “MiFID Passport”). The MiFID Passport allowed U.K. regulated firms such as TPG Europe to provide regulated services EEA member states without needing to be separately authorized or licensed in each jurisdiction. The MiFID Passport ceased to be available to TPG Europe at the end of the above-described transition period and, where relevant, it must now operate on a cross-border basis pursuant to licensing exemptions. In light of the continuing uncertainty surrounding Brexit, there can be no assurance that any renegotiated laws or regulations will not have an adverse impact on TPG Europe and its operations.
Risks Related to Taxation
Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Our structure is also subject to on-going future potential legislative, judicial or administrative change and differing interpretations, possibly on a retroactive basis.
The U.S. federal income tax treatment of our structure and transactions undertaken by us depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available.
Our stockholders should also be aware that the U.S. federal income tax rules are constantly under review by persons involved in the legislative process, the IRS and the U.S. Department of the Treasury, frequently resulting in revised interpretations of established concepts, statutory changes, revisions to regulations and other modifications and interpretations. For example, it is possible that future legislation increases the U.S. federal income tax rates applicable to corporations. No prediction can be made as to whether any particular proposed legislation will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on us. As such, we cannot assure our stockholders that future legislative, administrative or judicial developments will not result in an increase in the amount of U.S. tax payable by us, our funds, portfolio companies owned by our funds or by investors in our Class A common stock. If any such developments occur, our business, results of operation and cash flows could be adversely affected and such developments could have an adverse effect on our stockholders’ investment in our Class A common stock.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of our conversion to a corporation on our income taxes, see Note 13, “Income Taxes,” to the consolidated financial statements.
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. In December 2020, the IRS released final regulations under Section 162(m), which addressed changes made by the TCJA and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. These regulations could meaningfully reduce the amount of tax deductions available to us in 2021 and future years for compensation paid to covered employees. Further, foreign, state and local governments may enact tax laws in response to the TCJA that could result in further changes to foreign, state and local taxation and have a material adverse effect on our results of operations, financial condition and cash flow.

Moreover, the 2020 U.S. presidential and congressional elections (and future elections) could result in significant changes in tax law and regulations. While the likelihood and nature of any such legislation or regulations going into effect is uncertain, U.S. Congress and the Biden administration have proposed and may pursue tax policy changes. For example, the proposed legislation in the Build Back Better Act, which was passed by the U.S. House of Representatives on November 19, 2021, would impose a 15% minimum tax on book income for corporations with profits over $1 billion, change the “global intangible low-taxed income” regime, reduce the deduction for “foreign-derived intangible income” and create a new limitation on interest deductions, among other things. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies, including in the event that we become subject to the minimum tax described above.
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business remain focused on the taxation of multinational companies, such as TPG. The OECD, which represents a coalition of member countries, is contemplating changes to numerous longstanding tax principles through its base erosion and profit shifting (“BEPS”) project, which focuses on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures relating to the deductibility of interest expense, local nexus requirements, transfer pricing, treaty qualification and hybrid instruments could potentially be relevant to some of our structures and could have an adverse tax impact on us, our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because the timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals. If implemented, these and other proposals could result in increased taxes on income from our investments and increased non-U.S. taxes on our management fees. In addition, the OECD is working on a “BEPS 2.0” initiative, which is aimed at (i) shifting taxing rights to the jurisdiction of the consumer and (ii) ensuring all companies pay a global minimum tax, and could recommend new rules in 2021. Although the timing and scope of any new provisions are currently subject to significant uncertainty, the implementation of any could negatively impact us, our funds’ portfolio companies and our investors.
Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.
Under the TCJA, investments must be held for more than three years, rather than the prior requirement of more than one year, for performance allocations to be treated for U.S. federal income tax purposes as capital gain. There are current proposals that would significantly extend the required holding period rules and the scope of the rules governing the taxation of certain performance allocations. The longer holding period requirement under the TCJA (or under the current proposals) may result in some or all of our performance allocations being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. In January 2021, the IRS released regulations implementing the performance allocation provisions that were enacted as part of the TCJA. The tax consequences of such regulations are uncertain. Although most proposals regarding the taxation of performance allocations still require gain realization before applying ordinary income rates, legislation has been proposed that would assume a deemed annual return on performance allocations and tax that amount annually, with a true-up once the assets are sold. In addition, following the TCJA, the tax treatment of performance allocations has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on performance allocations. Tax authorities and legislators in other jurisdictions that TPG has investments or employees in could clarify, modify or challenge their treatment of performance allocations. See “—Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.”
We may be required to fund withholding tax upon certain exchanges of Common Units into shares of our Class A common stock (or, in certain cases, shares of our nonvoting Class A common stock) by non-U.S. holders.
In the event of a transfer by a non-U.S. transferor of an interest in a partnership, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Common Units may include non-U.S. holders. Pursuant to the Exchange Agreement, a non-U.S. holder of Common Units is entitled to have such holder’s Common Units exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock (or, in certain cases, shares of our nonvoting Class A common stock). To the extent withholding is required and we elect to deliver shares of our Class A common stock (or, in certain cases, shares of our nonvoting Class A common stock) rather than cash, we may not have sufficient cash to satisfy such withholding obligation, and we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
If a TPG Operating Group partnership were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and the TPG Operating Group partnership might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that no TPG Operating Group partnership becomes a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Common Units pursuant to the Exchange Agreement or other transfers of Common Units could cause a TPG Operating Group partnership to be treated like a publicly traded partnership. From time to time, the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.
If any TPG Operating Group partnership were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and the TPG Operating Group partnership, including as a result of our inability to file a consolidated U.S. federal income tax return with the TPG Operating Group partnership. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of the TPG Operating Group partnership’s assets) were subsequently determined to have been unavailable.

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our principal executive offices are located in leased office space at 301 Commerce Street, Fort Worth, Texas 76102. We also lease office space in Beijing, Hong Kong, London, Luxembourg, Melbourne, Mumbai, New York, San Francisco, Seoul, Singapore and Washington, D.C. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 17, “Commitments and Contingencies,” to the consolidated financial statements included in this Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TPG.”
The number of holders of record of our Class A common stock as of March 25, 2022 was 75. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers.
Dividend Policy
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. We expect that our first quarterly distribution will be paid in the second quarter of 2022 in respect of the prior quarter. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the Executive Committee prior to the Sunset and the Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. For more information on DE, see “Item7.—Management’s Discussion and Analysis of Financial Results of Operation—Non-GAAP Financial Metrics—DE.”
Prior to the Sunset, any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Executive Committee and will depend on a number of factors, including:
•general economic and business conditions;
•our strategic plans and prospects;
•our business and investment opportunities;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including payment obligations pursuant to the Tax Receivable Agreement) to us; and
•such other factors as the Executive Committee may deem relevant.
In addition, the TPG Operating Group Limited Partnership Agreements generally require that pro rata cash distributions be made to holders of Common Units, including us, at certain assumed tax rates, which we refer to as “tax distributions.” Further, subject to funds being legally available, we intend to cause the TPG Operating Group partnerships to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses.
We are a holding company, and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies. We need to cause the TPG Operating Group to make distributions to us sufficient to pay our taxes and other obligations (including those pursuant to the Tax Receivable Agreement), and if we decide to pay a dividend, in an amount sufficient to cover such dividend. If the TPG Operating Group makes such distributions to us, the other holders of Common Units, including the TPG Partner Vehicles and certain

Pre-IPO Investors, will be entitled to receive pro rata distributions. Holders of our Class B common stock will not be entitled to cash dividends distributed by TPG Inc. Holders of Promote Units will not be entitled to cash distributions from the TPG Operating Group, except certain distributions of performance allocations received by the TPG Operating Group.
Use of Proceeds
On January 18, 2022, we closed our IPO of our Class A common stock in which we and the selling stockholder sold 33,900,000 shares of Class A common stock, consisting of 28,310,194 shares from us and 5,589,806 from the selling stockholder. Subsequent to the IPO, the underwriters exercised their option to purchase an additional 3,390,000 shares of Class A common stock, consisting of 1,775,410 shares from us and 1,614,590 shares from the selling stockholder, and the sale of such additional shares closed on February 9, 2022. The shares sold in the IPO and shares sold pursuant to the underwriters’ option to purchase additional shares were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-261681) which was declared effective by the SEC on January 12, 2022.
The shares of Class A common stock were sold at an offering price to the public of $29.50 per share. We received net proceeds from the IPO of approximately $793.4 million, net of $41.8 million in underwriting discounts and commissions, and the selling stockholder received net proceeds from the IPO of approximately $156.7 million, net of $8.2 million in underwriting discounts and commissions. The sale of additional shares to the underwriters pursuant to the underwriters’ option to purchase additional shares resulted in net proceeds to us of approximately $49.8 million, net of $2.6 million in underwriting discounts and commissions, and to the selling stockholder of approximately $45.2 million, net of $2.4 million in underwriting discounts and commissions. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholder. We did, however, bear the costs associated with the sale of shares by the selling stockholder, other than underwriting discounts and commissions. We estimate that we incurred offering expenses of approximately $31.8 million.
Our use of proceeds was consistent with the final prospectus filed on January 14, 2022:
•We used approximately $380.1 million of the net proceeds from the IPO to purchase Common Units from certain existing owners of the TPG Operating Group (none of whom is an active TPG partner or Founder) at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO. Accordingly, we did not retain any of these proceeds.
•We used approximately $435.0 million of the net proceeds from the IPO to acquire 14,745,763 Common Units of the TPG Operating Group to obtain our economic interest in the TPG Operating Group at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO and such amount was contributed to the TPG Operating Group partnerships based on their relative fair market values as determined by the general partner of the TPG Operating Group partnerships.
•The TPG Operating Group intends to use these proceeds, after paying the expenses incurred by us in connection with the IPO and the Reorganization, for general corporate purposes, which may include facilitating the growth of our existing business and/or expanding into complementary new lines of business or geographic markets.
J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Morgan Stanley acted as joint book-running managers of the IPO and as representatives of the underwriters.
No offering expenses were paid directly or indirectly to any of our directors or officers, or their associates, or persons owning 10% or more of any class of our equity securities or to any other affiliates, other than to TPG Capital BD, our indirect subsidiary that served as an underwriter in the IPO and which received customary underwriting discount and commissions.

Recent Sales of Unregistered Securities
In connection with the Reorganization, TPG Inc. issued 40,726,060 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock to certain unitholders of the TPG Operating Group in exchange for Common Units, including to the selling stockholder in the IPO. The shares of Class A common stock were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.
Also in connection with the Reorganization, TPG Inc. issued 229,652,641 shares of Class B common stock to certain unitholders of the TPG Operating Group, including entities beneficially owned by certain members of its management and board of directors. The shares of Class B common stock were issued for nominal consideration in reliance on the exemption contained in Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.
Issuer Purchases of Equity Securities
Not Applicable.
Item 6. Selected Financial Data
(Removed and Reserved)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A.—Risk Factors” and “—Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data.” We assume no obligation to update any of these forward-looking statements.
Business Overview
We are a leading global alternative asset manager with approximately $113.6 billion in AUM as of December 31, 2021. We have built our firm through a 30-year history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of investment platforms that position us well to continue generating sustainable growth across our business.
Trends Affecting our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and completely deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focus on attractive and resilient sectors of the global economy have historically contributed to the stability of our performance throughout market cycles.
In addition to these macroeconomic trends and market factors, our future performance is heavily dependent on our ability to attract new capital, generate strong, stable returns, source investments with attractive risk-adjusted returns and provide attractive investment products to a growing investor base. We believe the following factors will influence our future performance:
•The extent to which prospective fund investors favor alternative investments. Our ability to attract new capital is in part dependent on our current and prospective fund investors’ views of alternative investments relative to traditional asset classes. We believe that our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (i) the increasing importance and market share of alternative investment strategies to fund investors of all types as fund investors focus on lower-correlated and absolute levels of return, (ii) the increasing demand for private markets from private wealth fund investors, (iii) shifting asset allocation policies of institutional fund investors in particular favoring private markets and (iv) increasing barriers to entry and growth.
•Our ability to generate strong, stable returns on behalf of our fund investors. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, fee earning assets under management, or “FAUM,” management fees and performance fees. Although our AUM, FAUM and fee-related revenues have grown significantly since our inception and in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the private equity segments in which we specialize, could negatively affect our future growth rate. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities in the future, as both existing and prospective fund investors will consider our historical return profile in future asset allocations.
•Our ability to source investments with attractive risk-adjusted returns. Our ability to continue to grow our revenue is dependent on our continued ability to source attractive investments and efficiently deploy the capital that we have raised. Although the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies, we believe that our ability to efficiently and effectively invest our growing pool of fund capital puts us in a favorable position to maintain our revenue growth over time. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, market positioning, valuation, transaction size and the expected duration of such investment opportunities. A significant decrease in the quality or quantity of potential opportunities, particularly in our core focus sectors (including technology and healthcare), could adversely affect our ability to source investments with attractive risk-adjusted returns.
•The attractiveness of our product offerings to a broad and evolving investor base. Investors in our industry may have changing investment priorities and preferences over time, including with respect to risk appetite, portfolio allocation, desired returns and other considerations. Fund investors’ increasing desire to work with fewer managers has also resulted in heightened competition. We continue to expand and diversify our product offerings to increase investment options for our fund investors, while balancing this expansion with our goal of continuing to deliver consistent, attractive returns. Our track record of innovation and the organic incubation of new product platforms and strategies is representative of our adaptability and focus on delivering products that are in demand by our clients.
•Our ability to maintain our competitive advantage relative to competitors. Our data, analytical tools, deep industry knowledge, culture and teams allow us to provide our fund investors with attractive returns on their committed capital as well as customized investment solutions, including specialized services and reporting packages as well as experienced and responsive compliance, administration and tax capabilities. Our ability to maintain our advantage is dependent on a number of factors, including our continued access to a broad set of private market information, access to deal flow, retaining and developing our talent and our ability to grow our relationships with sophisticated partners.
Reorganization
On December 31, 2021, TPG undertook certain transactions as part of the Reorganization (as defined herein), which included transferring to RemainCo certain economic entitlements to performance allocations from certain of the TPG general partner entities as well as cash at the TPG Operating Group that related to those TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. We also transferred the TPG Operating Group’s co-investment interests in consolidated TPG Funds (as defined herein) which led to the deconsolidation of those funds as of December 31, 2021. Additionally, we transferred certain other economic entitlements associated with certain other investments, including our investment in certain TPG funds we do not consolidate, our former affiliate and other equity method investments. This did not include certain of our strategic equity method investments, including Harlem Capital partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Subsequent to December 31, 2021 and in connection with our IPO, TPG Partners, LLC converted from a limited liability company to a Delaware corporation and changed its name to TPG Inc. and completed the remainder of the Reorganization on January 12, 2022. Following our incorporation, the Reorganization, and the IPO, we are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies as of March 25, 2022. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
From 2009 to May 2020, TPG and the former affiliate were in a strategic partnership in which the former affiliate served as the dedicated global credit and credit-related investing platform associated with TPG. In May 2020, TPG and our former affiliate completed a transaction to become independent, unaffiliated businesses. As part of the agreement, TPG reduced its previous interest in the former affiliate and retained a passive minority economic stake in the former affiliate. On May 1, 2020, we deconsolidated the assets, liabilities and partners’ capital of our former affiliate from the consolidated financial statements, the impact of which is disclosed on the consolidated statements of cash flows. Our interest in the former affiliate was transferred to RemainCo in connection with the Reorganization.

Basis of Accounting
TPG Group Holdings is considered the predecessor of TPG Inc. for accounting purposes, and TPG Group Holdings’ consolidated financial statements are our historical financial statements. Given the ultimate controlling partners of TPG Group Holdings control TPG Inc., who in turn controls the TPG Operating Group, we account for the acquisition of such continuing limited partners’ interests in our business, as part of the Reorganization, as a transfer of interests under common control. Accordingly, we carry forward the existing value of such continuing limited partners’ interest in the assets and liabilities recognized in the TPG Operating Group’s financial statements prior to our IPO into our financial statements following our IPO.
TPG Group Holdings’ historical financial statements include the consolidated accounts of management companies, general partners of pooled investment entities and certain consolidated TPG funds, which are held in TPG Operating Group I, L.P. (formerly known as “TPG Holdings I, L.P.” and referred to as “TPG Operating Group I”), TPG Operating Group II, L.P. (formerly known as “TPG Holdings II, L.P.” and referred to as “TPG Operating Group II”) and TPG Operating Group III, L.P. (formerly known as “TPG Holdings III, L.P.” and referred to as “TPG Operating Group III”). Prior to our IPO, the TPG Operating Group was controlled by TPG Group Holdings and as a result of the Reorganization is controlled by TPG Inc. after our IPO.
When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of an entity does not impact the amounts of net income attributable to controlling interests, the consolidation does impact the financial statement presentation in accordance with GAAP. This is a result of the fact that the accounts of the consolidated entities being reflected on a gross basis, with intercompany transactions eliminated, while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as non-controlling interests on the consolidated statements of financial condition and net income (loss) attributable to non-controlling interests on the consolidated statements of operations.
We are not required under GAAP to consolidate the majority of investment funds we advise in our consolidated financial statements because we do not have a more than insignificant variable interest. Pursuant to GAAP and prior to the Reorganization, we consolidate certain TPG funds and SPACs, which we refer to collectively as the “consolidated TPG Funds and Public SPACs,” in our consolidated financial statements for certain of the periods we present. Management fees and performance allocations from the consolidated TPG Funds and Public SPACs are eliminated in the consolidated financial statements. The assets and liabilities of the consolidated TPG Funds and Public SPACs are generally held within separate legal entities and, as a result, the liabilities of the consolidated TPG Funds and Public SPACs are non-recourse to us. Since we only consolidate a limited portion of our TPG investment funds, the performance of the consolidated TPG Funds and Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Numerous countries, including the United States, instituted a variety of restrictive measures to contain the viral spread, including mandatory quarantines and travel restrictions, leading to significant disruptions and uncertainty in the global financial markets. While many of the initial restrictions in the United States have been relaxed or removed, the risk of future outbreaks of COVID-19, or variants thereof, or of other public health crises remain. Further, certain public health restrictions remain in place and lifted restrictions may be reimposed to mitigate risks to public health. In 2021, the global economy began reopening, facilitating robust economic activity. However, the economic recovery is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. Further, the emergence of COVID-19 variants and related surges in cases have resulted in setbacks to the recovery, and subsequent surges could lead to renewed restrictions. Many public health experts believe that COVID-19 could persist or reoccur for years, and even if the lethality of the virus declines, such reoccurrence could trigger increased restrictions on business operations.
The COVID-19 pandemic has affected, and will continue to affect, our business. We continue to closely monitor developments related to COVID-19 and assess any potential negative impacts to our business. In particular, our future results may be adversely affected by (i) decreases in the value of investments in certain industries that have been materially impacted by the COVID-19 pandemic and related governmental measures, (ii) slowdowns in fundraising activity and (iii)

reductions in our capital deployment pace. See “See Item 1A—Risk Factors—Risks Related to Our Business—Significant setbacks in the reopening of the global economy or reinstatement of lockdowns or other restrictions as a result of the ongoing COVID-19 pandemic may negatively impact our business and our results of operations, financial condition and cash flow.”
Operating Segments
We operate our business as a single operating and reportable segment, which is consistent with how our CEO, who is our chief operating decision maker, reviews financial performance and allocates resources. We operate collaboratively across platforms with a single expense pool.

Key Financial Measures

Our key financial and operating measures are discussed below.
Revenues
Fees and Other. Fees and other consists primarily of (i) management and incentive fees for providing investment management services to unconsolidated funds, collateralized loan obligations and other vehicles; (ii) monitoring fees for providing services to portfolio companies; (iii) transaction fees for providing advisory services, debt and equity arrangements and underwriting and placement services; and (iv) expense reimbursements from unconsolidated funds, portfolio companies and third-parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.
Capital Allocation-Based Income. Capital allocation-based income is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from an investment fund’s limited partners. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG Funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification Topic 810-Consolidation (“ASC 810”). The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under Accounting Standard Codification Topic 323-Investments – Equity Method and Joint Ventures (“ASC 323”) as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606-Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) base cash compensation consisting of salaries and wages, (ii) benefits and (iii) discretionary cash bonuses. Performance allocation payments in the legal form of equity made directly or indirectly to our partners and professionals are distributed pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense.
General, Administrative and Other. General and administrative expenses include costs primarily related to professional services, occupancy, travel, communication and information services and other general operating items.
Depreciation and Amortization. Depreciation and amortization of tenant improvements, furniture and equipment and intangible assets are expensed on a straight-line basis over the useful life of the asset.
Interest Expense. Interest expense includes interest paid and accrued on our outstanding debt and along with the amortization of deferred financing costs.

Expenses of consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs consists of interest expenses and other expenses related primarily to professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these funds.
Investment Income
Net Gains (Losses) from Investment Activities. Realized gains (losses) may be recognized when we redeem all or a portion of an investment interest or when we receive a distribution of capital. Unrealized gains (losses) result from the appreciation (depreciation) in the fair value of our investments. Fluctuations in net gains (losses) from investment activities between reporting periods are primarily driven by changes in the fair value of our investment portfolio and, to a lesser extent, the gains (losses) on investments disposed of during the period. The fair value of, as well as the ability to recognize gains from, our investments is significantly impacted by the global financial markets. This impact affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains (losses) are reversed and an offsetting realized gain (loss) is recognized in the period in which the investment is sold. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time.
Interest, Dividends and Other. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Net Gains (Losses) from Investment Activities of consolidated TPG Funds and Public SPACs. Net gains (losses) from investment activities includes (i) realized gains (losses) from the sale of equity, securities sold and not yet purchased, debt and derivative instruments and (ii) unrealized gains (losses) from changes in the fair value of such instruments.
Unrealized Gains (Losses) on Derivative Liabilities of consolidated Public SPACs. Unrealized gains (losses) on derivative liabilities are changes in the fair value of derivative contracts entered into by our consolidated Public SPAC entities, which are included in current period earnings.
Interest, Dividends and Other of consolidated TPG Funds and Public SPACs. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Income Tax Expense. Income tax expense consists of taxes paid or payable by our operating subsidiaries. We have been historically treated as a partnership for U.S. federal and state income tax purposes. As such, income generated by us flows through to its partners and is generally not subject to U.S. federal or state income tax at the TPG Group Holdings level. Certain consolidated subsidiaries are subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of each subsidiary’s respective entity classification utilized for tax reporting purposes. We are taxed as a corporation for U.S. federal and state income tax purposes and, as a result, we are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income generated by us.
Non-controlling Interests. For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than TPG. The aggregate of the income or loss and corresponding equity that is not owned by us is included in Non-controlling Interests in the consolidated financial statements.

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
Revenues
Fees and other	$977,904	$883,366	$1,031,878
Capital allocation-based income	3,998,483	1,231,472	955,977
Total revenues	4,976,387	2,114,838	1,987,855

Expenses
Compensation and benefits	579,698	522,715	585,254
General, administrative and other	278,590	260,748	347,400
Depreciation and amortization	21,223	7,137	8,741
Interest expense	16,291	18,993	15,532
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	740	722	2,265
Other	20,024	7,241	9,289
Total expenses	916,566	817,556	968,481

Investment income
Income from investments:
Net gains (losses) from investment activities	353,219	(5,839)	71,694
Gain on deconsolidation	—	401,695	—
Interest, dividends and other	6,460	8,123	18,992
Investment income of consolidated TPG Funds and Public SPACs:
Net gains (losses) from investment activities	23,392	(18,691)	75,211
Unrealized gains (losses) on derivative liabilities of Public SPACs	211,822	(239,269)	(15,300)
Interest, dividends and other	10,321	5,410	16,161
Total investment income	605,214	151,429	166,758
Income before income taxes	4,665,035	1,448,711	1,186,132
Income tax expense	9,038	9,779	5,689
Net income	4,655,997	1,438,932	1,180,443
Less:
Net income (loss) attributable to redeemable equity in Public SPACs	155,131	(195,906)	(9,684)
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	19,287	(12,380)	58,055
Net income attributable to other non-controlling interests	2,455,825	719,640	651,558
Net income attributable to controlling interests	$2,025,754	$927,578	$480,514
Disaffiliation of Former Affiliate
As a result of the disaffiliation agreement with our former affiliate, effective May 1, 2020, we no longer consolidated our former affiliate and began accounting for our remaining interest as an equity method investment. Accordingly, prior to May 1, 2020, our historical financial statements include the consolidated results of our former affiliate, including its revenues, expenses and operating activities. Beginning May 1, 2020, the equity earnings related to this investment are included within investment income. The impact of the deconsolidation is a key driver of certain fluctuations discussed herein when comparing the year ended December 31, 2021 to the year ended December 31, 2020, as well as the year ended December 31, 2020 to the year ended December 31, 2019.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Revenues

Revenues consisted of the following for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020	Change	%

	($ in thousands)
Management fees	$731,974	$699,492	$32,482	5%
Transaction, monitoring and other fees, net	91,300	53,874	37,426	69%
Expense reimbursements and other	154,630	130,000	24,630	19%
Total fees and other	977,904	883,366	94,538	11%
Performance allocations	3,792,861	1,203,520	2,589,341	215%
Capital interests	205,622	27,952	177,670	636%
Total capital allocation-based income	3,998,483	1,231,472	2,767,011	225%
Total revenues	$4,976,387	$2,114,838	$2,861,549	135%
Fees and other revenues increased by $94.5 million, or 11% during the year ended December 31, 2021, compared to the year ended December 31, 2020. The change is comprised of increases in transaction, monitoring and other fees, net of $37.4 million, an increase in management fees of $32.5 million, and increases in expense reimbursements and other of $24.6 million.
Management Fees. The increase in management fees was primarily driven by additional management fees from Growth V of $54.3 million, which held its final close in the third quarter of 2021 and raised approximately $1.9 billion in 2021. Additional management fees were also earned from Rise Climate of $40.5 million, which held its initial closings in 2021 and raised approximately $6.7 billion. The acquisition of NewQuest also contributed an additional $13.7 million of management fees during the year ended December 31, 2021. The increases were primarily offset by the deconsolidation of our former affiliate, which resulted in lower management fees of $73.4 million due to a partial year of fees earned for the year ended December 31, 2020 compared to no fees earned during the year ended December 31, 2021, as well as a decline in management fees of $22.2 million earned from Growth IV. Certain management fees in the year ended December 31, 2021 were considered catch-up fees as a result of additional capital commitments from limited partners to Growth V and Rise II in the amounts of $9.2 million and $0.2 million, respectively. Both funds had their initial closing in 2020.
Transaction, Monitoring and Other Fees, Net. The change in transaction, monitoring and other fees, net was primarily driven by an increase in capital markets fees of $52.3 million due to increased debt and equity capital market transactions within the TPG portfolio companies during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was offset by $9.5 million of incentive fees earned by our former affiliate prior to its deconsolidation on May 1, 2020.
Expense Reimbursements and Other. The change in expense reimbursements and other was largely driven by additional reimbursements from TPG funds of $13.7 million and additional services provided to our former affiliate and portfolio companies of $10.7 million.
Performance Allocations. Performance allocations increased by $2,589.3 million, to $3,792.9 million for the year ended December 31, 2021, compared to $1,203.5 million for the year ended December 31, 2020. The increase primarily resulted from realized and unrealized portfolio appreciation of 38% during the year ended December 31, 2021 compared to realized and unrealized appreciation of the portfolio of 18% during the year ended December 31, 2020. Realized performance allocations for the years ended December 31, 2021 and 2020 totaled $1,956.2 million and $532.8 million, respectively. Unrealized performance allocations for the years ended December 31, 2021 and 2020 totaled $1,836.7 million and $670.7 million, respectively.

The table below highlights performance allocations for the years ended December 31, 2021 and 2020, and separates the entities listed into two categories to reflect the Reorganization: (1) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (2) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Year Ended December 31,
	2021	2020	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$902,941	$541,513	$361,428	67%
TPG VIII	558,759	—	558,759	NM
Asia VI (1)	381,295	51,189	330,106	645%
Asia VII	426,270	90,080	336,190	373%
THP	114,805	35,159	79,646	227%
TES	8,232	(3,257)	11,489	353%
AAF	32,237	—	32,237	NM
Platform: Capital	2,424,539	714,684	1,709,855	239%
Growth III (1)	64,111	290,365	(226,254)	(78)%
Growth IV	326,824	102,949	223,875	217%
Growth V	82,612	—	82,612	NM
TTAD I	108,458	71,827	36,631	51%
TDM	54,325	12,252	42,073	343%
Evercare	13,731	—	13,731	NM
Platform: Growth	650,061	477,393	172,668	36%
Rise I	142,938	131,495	11,443	9%
Rise II	69,253	—	69,253	NM
Platform: Impact	212,191	131,495	80,696	61%
TREP III	152,658	—	152,658	NM
Platform: Real Estate	152,658	—	152,658	NM
TPEP	29,804	1,426	28,378	1990%
NewQuest	16,186	—	16,186	NM
Strategic Capital	2,793	—	2,793	NM
Platform: Market Solutions	48,783	1,426	47,357	3321%
Total TPG Operating Group Shared:	$3,488,232	$1,324,998	$2,163,234	163%
TPG Operating Group Excluded:
TPG IV	3,580	(21,884)	25,464	116%
TPG VI	32,031	(154,708)	186,739	121%
Asia IV	1,430	37	1,393	3765%
Asia V	74,956	(10,134)	85,090	840%
MMI	1,333	—	1,333	NM
TPG TFP	201	133	68	51%
Platform: Capital	113,531	(186,556)	300,087	161%

	Year Ended December 31,
	2021	2020	Change	%

	($ in thousands)
Growth II	45,141	42,472	2,669	6%
Growth II Gator	65,167	51,913	13,254	26%
Biotech II	(342)	256	(598)	(234)%
Biotech III	30,681	48,183	(17,502)	(36)%
Biotech IV	1,977	—	1,977	NM
Biotech V	(4,095)	253	(4,348)	(1719)%
STAR	—	11,809	(11,809)	(100)%
Platform: Growth	138,529	154,886	(16,357)	(11)%
TREP II	40,000	17,357	22,643	130%
DASA - Real Estate	(1,954)	(10,486)	8,532	81%
Platform: Real Estate	38,046	6,871	31,175	454%
TSI	14,523	14,470	53	—%
Platform: Impact	14,523	14,470	53	—%
Former affiliate funds	—	(111,149)	111,149	100%
Other	—	(111,149)	111,149	100%
Total TPG Operating Group Excluded (2)	$304,629	$(121,478)	$426,107	351%
Total Performance Allocations	$3,792,861	$1,203,520	$2,589,341	215%
___________
(1)After the Reorganization, we retained an economic interest in performance allocations from the Growth III and Asia VI general partner entities, which entitles us to a performance allocation equal to 10%; however, we intend to allocate the full amount as performance allocation compensation expense. As such, net income available to controlling interest holders is zero for each of these funds following the Reorganization.
(2)The TPG Operating Group Excluded entities’ performance allocations is not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The increase in total performance allocations for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily generated by realized and unrealized appreciation in TPG VII, TPG VIII, Asia VI, Asia VII, THP, Growth IV, TREP III, TPG VI, and Asia V.
As of December 31, 2021, accrued performance allocations for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.1 billion. As of December 31, 2021, accrued performance allocations for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $1.3 billion.
Capital Interest. Capital interest income increased by $177.7 million to $205.6 million for the year ended December 31, 2021 from $28.0 million for the year ended December 31, 2020. The increase was primarily driven by income from our investments in the Capital and Real Estate platforms.
Expenses
Compensation and Benefits. Compensation and benefits expense increased by $57.0 million, or 11%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by a $73.5 million increase in bonuses and one time payments, which is reduced by the impact of our former affiliate in the amount of $22.9 million for the year ended December 31, 2020. The increase was also driven by a $19 million increase in salaries and benefits by an increase in headcount, which is reduced by the impact of our former affiliate in the amount of $22.1 million for the year ended December 31, 2020.
General, Administrative and Other. General and administrative expenses increased by $17.8 million, or 7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily driven by a $31.0 million increase in professional fees, which is reduced by the impact of our former affiliate in the amount of $18.2 million for the year ended December 31, 2020. This increase was also driven by a $21.6 million increase in office overhead and other, which is reduced by the impact of our former affiliate in the amount of $30.1 million for the year ended December 31, 2020. The increase was also driven by an increase in reimbursable expenses incurred on behalf of TPG funds of $13.7 million.
Depreciation and Amortization. Depreciation and amortization increased by $14.1 million, or 197%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to the amortization of intangible assets of $14.2 million during the year ended December 31, 2021, related to the acquisition of NewQuest on July 1, 2021.
Interest Expense. Interest expense decreased by $2.7 million, or 14%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily driven by a reduction in debt outstanding during the period due to repayment of the Revolving Credit Facility to Affiliate in March of 2021 (as defined herein) in August 2021.
Expenses of consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs increased by $12.8 million, or 161%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to additional professional services expenses in our consolidated Public SPAC entities as a result of closing three SPAC initial public offerings and business combinations associated with our consolidated Public SPACs.
Net Gains from Investment Activities. Net gains from investment activities increased by $359.1 million, to a gain of $353.2 million from a loss of $5.8 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase of net gains from investment activities was primarily driven by the deconsolidation of two of our Public SPACs and the associated business combination with Nerdy, Inc. and Vacasa, Inc., which resulted in gains of $232.5 million. We recognized a net gain of $95.0 million associated with our step acquisition of NewQuest. The increase was also driven by other equity method investments in which the Company has significant influence of $137.0.
Gain on Deconsolidation. The $401.7 million gain on deconsolidation for the year ended December 31, 2020, resulted from the disaffiliation of our former affiliate in May 2020 and the subsequent step-up to fair value of the retained equity method investment.
Interest, Dividends and Other. Interest, dividends and other investment gains decreased by $1.7 million, or 20%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was driven by a reduction of dividend income of $3.4 million due to the deconsolidation of our former affiliate. The decrease was partially offset by an increase of interest income of $1.7 million due to a larger cash balance in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Net (Losses) Gains from Investment Activities of consolidated TPG Funds and Public SPACs. Net (losses) gains from investment activities of consolidated TPG Funds and Public SPACs increased by $42.1 million to a gain of $23.4 million from a loss of $18.7 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to the fair value changes of the underlying investments of TPEP of $34.4 million.
Unrealized (Losses) Gains on Derivative Liabilities of Public SPACs. The $211.8 million unrealized gain and $239.3 million of unrealized loss on derivative instruments recognized during the year ended December 31, 2021 and 2020, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our consolidated financial statements.
Interest, Dividends and Other of consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $4.9 million, or 91%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily related to an expense reimbursement of EUR 15.0 million, on the termination of a proposed business combination, recognized by TPG Pace Beneficial Finance Corp. during the year ended December 31, 2021 compared to no such reimbursement during the year ended December 31, 2020.
Income Tax Expense. Income tax expense decreased by 0.7 million, or 8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Revenues
Revenues consisted of the following for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019	Change	%

	($ in thousands)
Management fees	$699,492	$800,567	$(101,075)	(13)%
Transaction, monitoring and other fees, net	53,874	66,370	(12,496)	(19)%
Expense reimbursements and other	130,000	164,941	(34,941)	(21)%
Total fees and other	883,366	1,031,878	(148,512)	(14)%
Performance allocations	1,203,520	903,615	299,905	33%
Capital interests	27,952	52,362	(24,410)	(47)%
Total capital allocation-based income	1,231,472	955,977	275,495	29%
Total revenues	$2,114,838	$1,987,855	$126,983	6%
Fees and other revenues decreased by $148.5 million or 14% during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease primarily consists of reductions in management fees of $101.1 million, incentive fees of $24.9 million and expense reimbursements and other of $34.9 million, which was partially offset by an increase of $16.7 million in transaction fees, net.
Management Fees. The reduction in management fees was driven by the deconsolidation of our former affiliate, which resulted in lower management fees of $137.9 million due to a partial year of fees earned for the year ended December 31, 2020 compared to a full-year during the year ended December 31, 2019. Partially offsetting this decrease were additional management fees earned from Rise II of $27.5 million, which held its final close in the year ended December 31, 2020 and raised a total of $2.2 billion, and TPEP of $12.2 million, which raised additional funds totaling $1.4 billion through its long-only equity strategy during the years ended December 31, 2019 and 2020. Catch-up management fees of $6.9 million were recognized for the year ended December 31, 2019 stemming from additional capital commitments from limited partners to Asia VII, which had its first close in 2017.
Transaction, Monitoring and Other Fees, Net. The reduction in transaction, monitoring and other fees, net was driven by deconsolidation of our former affiliate, which resulted in lower transaction and incentive fees of $12.0 million as only a partial year was reflected during the year ended December 31, 2020 compared to a full-year during the year ended December 31, 2019.
Expense Reimbursements and Other. The reduction in expense reimbursements and other was largely driven by expense reimbursement decreases from TPG funds totaling $31.8 million and a reduction of professional services provided to TPG funds and portfolio companies of $6.3 million. This decrease was driven by certain one-time transaction cost reimbursements in the year ended December 31, 2019 of $13.3 million related to assuming the management of Evercare, partially offset by other income of $16.6 million related to operational services provided to our former affiliate.
Performance Allocations. Performance allocations increased by $299.9 million, or 33%, for the year ended December 31, 2020, compared to $903.6 million in the year ended December 31, 2019. The increase primarily resulted from realized and unrealized portfolio appreciation of 18% in the year ended December 31, 2020 compared to realized and unrealized appreciation of the portfolio of 11% in the year ended December 31, 2019 across the TPG funds.
The table below highlights performance allocations for the years ended December 31, 2020 and 2019, and separates the entities listed into two categories to reflect the Reorganization: (1) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (2) general partner entities from which the TPG Operating Group Common Unit holders are expected to receive any performance allocation.

	Year Ended December 31,
	2020	2019	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$541,513	$288,851	$252,662	87%
Asia VII	90,080	—	90,080	NM
Asia VI (1)	51,189	196,253	(145,064)	(74)%
THP	35,159	—	35,159	NM
TES	(3,257)	1,513	(4,770)	(315)%
Platform: Capital	714,684	486,617	228,067	47%
Growth III (1)	290,365	81,942	208,423	254%
Growth IV	102,949	—	102,949	NM
TTAD I	71,827	4,407	67,420	1530%
TDM	12,252	11,212	1,040	9%
Platform: Growth	477,393	97,561	379,832	389%
Rise I	131,495	24,623	106,872	434%
Platform: Impact	131,495	24,623	106,872	434%
TPEP	1,426	117,675	(116,249)	(99)%
Platform: Market Solutions	1,426	117,675	(116,249)	(99)%
Total TPG Operating Group Shared:	$1,324,998	$726,476	$598,522	82%
TPG Operating Group Excluded:
TPG IV	$(21,884)	506	(22,390)	(4425)%
TPG VI	(154,708)	57,248	(211,956)	(370)%
Asia IV	37	(1,979)	2,016	102%
Asia V	(10,134)	(32,628)	22,494	69%
TPG TFP	133	(26)	159	612%
Platform: Capital	(186,556)	23,121	(209,677)	(907)%
Growth II	42,472	(32,588)	75,060	230%
Growth II Gator	51,913	—	51,913	NM
Biotech II	256	9,933	(9,677)	(97)%
Biotech III	48,183	74,902	(26,719)	(36)%
Biotech IV	—	499	(499)	NM
Biotech V	253	3,842	(3,589)	(93)%
STAR	11,809	(139,028)	150,837	108%
Platform: Growth	154,886	(82,440)	237,326	288%
TREP II	17,357	51,332	(33,975)	(66)%
DASA—Real Estate	(10,486)	574	(11,060)	(1927)%
Platform: Real Estate	6,871	51,906	(45,035)	(87)%
TSI	14,470	17,557	(3,087)	(18)%
Platform: Impact	14,470	17,557	(3,087)	(18)%
Former affiliate funds	(111,149)	166,995	(278,144)	(167)%
Other	(111,149)	166,995	(278,144)	(167)%
Total TPG Operating Group Excluded(2)	$(121,478)	$177,139	$(298,617)	(169)%
Total Performance Allocations	$1,203,520	$903,615	$299,905	33%
___________
(1)After the Reorganization, we retained an economic interest in performance allocations from the Growth III and Asia VI general partner entities, which entitles us to a performance allocation equal to 10%; however, we intend to allocate the full amount as performance allocation compensation expense. As such, net income available to controlling interest holders is zero for each of these funds following the Reorganization.
(2)The TPG Operating Group Excluded entities’ performance allocations is not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The increase in total performance allocations for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily generated by realized and unrealized appreciation in TPG VII, Growth II, Growth III, Growth IV, STAR and Rise I. This increase was partially offset by unrealized fair value depreciation in TPEP, Asia VI, TPG VI and former affiliate funds.
As of December 31, 2020, accrued performance allocations for Common Unit holder shared TPG general partner entities totaled $2.4 billion. As of December 31, 2020, accrued performance allocations for Common Unit holders excluded TPG general partner entities totaled $1.1 billion.
Capital Interest. Capital interest income decreased by $24.4 million, or 47%, to $28.0 million for the year ended December 31, 2020 from $52.4 million for the year ended December 31, 2019. The decrease was primarily driven from TPEP and the effect of the deconsolidation of our former affiliate. The decrease was partially offset by increased income from our investments in the Capital and Growth platforms.
Expenses
Compensation and Benefits. Compensation and benefits expense decreased by $62.5 million, or 11%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily driven by the deconsolidation of our former affiliate, which resulted in a $76.5 million reduction in compensation and benefit expenses, and decrease in one-time payments of $5.9 million, partially offset by an increase of $20.6 million in salaries and bonuses driven by an increase in headcount and bonuses.
General, Administrative and Other. General and administrative expenses decreased by $86.7 million, or 25%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The reduction was primarily due to a $80.2 million impact related to the deconsolidation of our former affiliate as well as a $6.4 million reduction in office overhead, professional fees and travel expenses due to certain public health restrictions and travel restrictions implemented as a result of the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization decreased by $1.6 million, or 18%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The reduction was primarily due to the effect of the deconsolidation of our former affiliate.
Interest Expense. Interest expense increased by $3.5 million, or 22%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily driven by an increase in gross debt outstanding during the period due to (i) amounts borrowed in March 2020 under the Revolving Credit Facility to Affiliate, which carries a variable interest rate of LIBOR plus 1.75%, and (ii) the full-year impact of the issuance of the 4.75% fixed-rate Series B Securitization Notes (as defined herein) in October 2019.
Expenses of consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $3.6 million, or 31%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily due to a reduction of professional services expenses in our consolidated Public SPAC entities and TPEP.
Net Gains from Investment Activities. Net gains from investment activities decreased by $77.5 million, or 108%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The reduction of net gain from investment activities was primarily caused by a depreciation of equity securities owned directly by TPG.
Gain on Deconsolidation. The $401.7 million gain on deconsolidation resulted from the disaffiliation of our former affiliate in May 2020 and the subsequent step-up to fair value of the retained equity method investment.
Interest, Dividends and Other. Interest, dividends and other investment gains decreased by $10.9 million, or 57%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was driven by decreases in both interest income and dividend income. The reduction of interest income of $5.4 million was primarily caused by a decreased cash balance related to the deconsolidation of our former affiliate and generally lower interest rates in the year ended December 31, 2020 compared to the year ended December 31, 2019. The reduction of dividend income of $5.4 million was primarily caused by the deconsolidation of our former affiliate.
Net (Losses) Gains from Investment Activities of consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs totaled $18.7 million for the year ended December 31, 2020 compared to $75.2 million in gains for the year ended December 31, 2019. The change was primarily related to the fair value changes of the underlying investments of TPEP.
Unrealized Losses on Derivative Liabilities of Public SPACs. The $239.3 million and $15.3 million unrealized loss on derivative instruments recognized during the years ended December 31, 2020 and 2019, respectively, was attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our consolidated financial statements.
Interest, Dividends and Other of consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs decreased by $10.8 million, or 67%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decline was primarily related to the reduction of interest and dividend income in TPEP and the consolidated Public SPAC entities as a result of the generally lower interest rate environment during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Income Tax Expense. Income tax expense increased by $4.1 million, or 72%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The effective tax rate during the years ended December 31, 2020 and 2019 was 0.68% and 0.48%, respectively. The increase was primarily related to a general increase in taxes paid in non-U.S. subsidiaries.

Condensed Consolidated Statements of Financial Condition (GAAP basis)

	December 31,
($ in thousands)	2021	2020
Assets
Cash and cash equivalents	$972,729	$858,220
Investments	6,109,046	4,546,243
Due from affiliates	185,321	108,552
Other assets	670,452	322,034
Assets of consolidated TPG Funds and Public SPACs	1,024,465	1,165,502
Total assets	$8,962,013	$7,000,551

Liabilities, Redeemable Equity and Partners' Capital
Debt obligations	$444,444	$244,642
Due to affiliates	826,999	463,385
Other liabilities	372,597	381,611
Liabilities of consolidated TPG Funds and Public SPACs	56,532	390,200
Total liabilities	$1,700,572	$1,479,838

Redeemable equity from consolidated Public SPACs	$1,000,027	$800,011

Partners' capital
Partners' capital controlling interests	$1,606,593	$2,460,868
Non-controlling interests in consolidated TPG Funds	—	204,548
Other non-controlling interests	4,654,821	2,055,286
Total partners' capital	$6,261,414	$4,720,702
Total liabilities, redeemable equity and partners' capital	$8,962,013	$7,000,551
Cash and cash equivalents increased $114.5 million primarily due to $1,474.8 million of net cash provided by operating activities offset by $1,322.6 million of net cash used in financing activities and $37.7 million of net cash used in investing activities. As part of the Reorganization, we transferred $75.0 million of cash on hand to RemainCo. This transfer reduced controlling and non-controlling interests by $63.4 million and $11.6 million, respectively.
Investments increased $1,562.8 million as of December 31, 2021. For the year ended December 31, 2021, our investments have generated value creation of 38%. As part of the Reorganization, we transferred $738.9 million of economic entitlements associated with certain other investments, including our investment in our former affiliate and certain TPG Funds, to RemainCo. This transfer reduced controlling and non-controlling interests by $629.0 and $109.9 million, respectively. Following this transfer, the Company no longer holds more than an insignificant economic interest in the TPG Funds that have been historically consolidated and as a result, deconsolidated those respective TPG Funds.
In December 2021, TPG Operating Group II, L.P. entered into the Senior Unsecured Term Loan Agreement which increased our debt obligations as of December 31, 2021. As of December 31, 2021, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement.
As part of the Reorganization, we transferred certain performance allocation economic entitlements to RemainCo, which resulted in an increase of $1,012.1 million of non-controlling interests.
Certain owners of the Company’s parent exchanged their interests for an interest in the TPG Operating Group resulting in an increase to non-controlling interests totaling $16.6 million and a related decrease in controlling interests.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below shall have the same meaning as terms defined and included elsewhere in this Form 10-K.
The following unaudited pro forma condensed consolidated statement of financial condition as of December 31, 2021 gives pro forma effect to the Reorganization, the consummation of the initial public offering (the “IPO”) and our use of proceeds therefrom after deducting the underwriting discounts and commissions and other costs of the IPO (see transactions described under Note 1, “Organization” in the notes to the financial statements), as though such transactions had occurred as of December 31, 2021. The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of the “Reorganization, in conjunction with the IPO that was completed on January 18, 2022. The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2021 and 2020 present our consolidated results of operations giving pro forma effect to the transactions described above as if they had occurred as of January 1, 2020. The following unaudited pro forma condensed consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X, as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses.”

The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the effect of this transaction on the historical financial information of TPG. The Company’s historic operations consist of multiple consolidated entities formed to provide asset management services under a single controlling entity, TPG Group Holdings. The historical periods presented in the unaudited pro forma financial information reflect the operating results of TPG Group Holdings. Immediately following the Reorganization, the TPG Operating Group and its subsidiaries are controlled by the same parties and as such, we account for the Reorganization as a transfer of interests under common control. Accordingly, we have carried forward the existing value of the members’ interests in the assets and liabilities in the TPG Operating Group’s financial statements prior to the IPO into our financial statements following the IPO.
The unaudited pro forma condensed consolidated statement of financial condition and unaudited pro forma condensed consolidated statement of operations may not be indicative of the results of operations or financial position that would have occurred had the Reorganization or the IPO and the related transactions, as applicable, taken place on the dates indicated, or that may be expected to occur in the future. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statement of operations and the unaudited pro forma condensed consolidated statement of financial condition. The unaudited pro forma condensed consolidated financial information and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.
The pro forma adjustments in the “Reorganization and Other Transaction Adjustments” column principally give effect to certain of the Reorganization and other transactions including:
•The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. The impact of this adjustment is a reallocation from controlling interests to non-controlling interests
•The TPG Operating Group transferred to RemainCo the economic entitlements associated with certain other investments that are part of the Excluded Assets.
•The transfer of certain investments in TPG Funds (as defined herein) to RemainCo resulted in the deconsolidation of those TPG Funds that have been consolidated in our historical combined financial statements with the exception of our Public SPACs.
•Adjustments to sharing percentages of future profits between controlling and non-controlling interests of the TPG Operating Group related to the Specified Company Assets.
•The deconsolidation of our former affiliate.
The pro forma adjustments in the “Offering Transaction Adjustments” column principally give effect to the consummation of the IPO, including the Corporate Conversion.

We have not made any pro forma adjustments relating to any incremental reporting, compliance or investor relations costs that we may incur as a public company, as estimates of such expenses are not determinable.
The unaudited pro forma condensed consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.
The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of TPG that would have occurred had the transactions described above transpired on the dates indicated or had we operated as a public entity during the periods presented or for any future period or date. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of our future or actual results of operations or financial condition had the Reorganization and IPO transactions described under “Organizational Structure” and the other transactions described above occurred on the dates assumed. The unaudited pro forma condensed consolidated financial information also does not project our results of operations or financial position for any future period or date.

Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition
As of December 31, 2021
($ in thousands)	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction and Other Adjustments		TPG Inc. Pro Forma
Assets
Cash and cash equivalents	$972,729	$(27,200)	(1)	$820,721	(3)	$1,376,746
				(380,143)	(3)
				(9,361)	(8)
Restricted cash	13,135	—		—		13,135
Due from affiliates	185,321	—		—		185,321
Investments	6,109,046	—		—		6,109,046
Right-of-use assets	157,467	—		—		157,467
Other assets, net	499,850	—		(23,988)	(8)	475,862
Assets of consolidated TPG Funds and Public SPACs:
Cash and cash equivalents	5,371	—		—		5,371
Assets held in Trust Account	1,000,027	—		—		1,000,027
Investments	—	—		—		—
Due from affiliates	74	—		—		74
Other assets, net	18,993	—		—		18,993
Total assets	$8,962,013	$(27,200)		$407,229		$9,342,042

Liabilities and Partners' Capital
Liabilities
Accounts payable and accrued expenses	$134,351	$—		$—		$134,351
Due to affiliates	826,999	(203,286)	(1)	10,611	(6)	634,324
Secured borrowings, net	244,950	—		—		244,950
Senior unsecured term loan	199,494	—		—		199,494
Accrued performance allocation compensation	—	3,848,126	(2)			3,848,126
Operating lease liability	177,003	—		—		177,003
Other liabilities, net	61,243	—		(24,171)	(8)	37,072
Liabilities of consolidated TPG Funds and Public SPACs:						—
Accounts payable and accrued expenses	8,484	—		—		8,484
Derivative liabilities of Public SPACs	13,048	—		—		13,048
Deferred underwriting	35,000	—		—		35,000
Total liabilities	1,700,572	3,644,840		(13,560)		5,331,852
Commitments and contingencies

Redeemable equity attributable to consolidated Public SPACs	1,000,027	—		—		1,000,027

Class A common stock	—	—		79	(4)	79
Class B common stock	—	—		230	(5)	230
Additional paid-in-capital	—	—		498,251	(7)	498,251
Partners’ capital controlling interests	1,606,593	(439,196)	(1)	(1,167,397)	(9)	—
Retained earnings	—	—		—		—
Total partners' /stockholders' equity attributable to TPG Inc.	1,606,593	(439,196)		(668,837)		498,560
Non-controlling interests in consolidated TPG Funds	—			—		—
Other non-controlling interests	4,654,821	615,282	(1)	1,089,626	(9)	2,511,603
		(3,848,126)	(2)
Total equity	6,261,414	(3,672,040)		420,789		3,010,163
Total liabilities, redeemable equity, and equity	$8,962,013	$(27,200)		$407,229		$9,342,042

Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition
1)The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets, as well as certain cash and due to affiliate amounts at the TPG Operating Group that relate to these TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. These transfers resulted in the reduction of cash of $27.2 million and due to affiliate amounts of $203.3 million, which increased partners’ capital by $148.5 million and non-controlling interests of $27.6 million. In addition, the transfer of performance allocation economic entitlements resulted in a transfer of $587.7 million from partners' capital to non-controlling interests.
2)This adjustment relates to accrued performance allocation amounts owed to our partners and professionals. Prior to the Reorganization and the IPO, the entities that comprise the consolidated financial statements of TPG Group Holdings have been partnerships or limited liability companies, and our senior professionals were part of the ownership group of those entities. As such, their share of accrued performance allocations was reflected within “other non-controlling interests” on the TPG Group Holdings consolidated statement of financial condition, as these interests existed through the individuals’ ownership interests, and the income attributable to these performance allocation rights were included in “net income attributable to other non-controlling interests” on the TPG Group Holdings consolidated statement of operations. Additionally, we have adjusted the sharing percentages associated with certain performance allocations between our controlling and non-controlling interest holders, which resulted in an increase to amounts attributable to our historic non-controlling interest holders and a further increase to accrued performance allocation compensation.
As of December 31, 2021, the carrying value of these performance allocations totaled approximately $3,848.1 million. An adjustment has been recorded to reclassify this balance from other non-controlling interests to a liability on the unaudited pro forma condensed consolidated statement of financial condition. Subsequent to the Reorganization, the amounts owed to our senior professionals will be treated as compensatory profit-sharing arrangements and reflected as a liability on our unaudited pro forma condensed consolidated statement of financial condition.
3)The adjustment reflects i) proceeds, net of estimated underwriting discounts, of $820.7 million from the IPO based on the issuance of 30,085,604 shares of Class A common stock at the IPO price of $29.50 per share, with a corresponding increase to additional paid-in capital and (ii) of the proceeds noted above, we intend to use approximately $380.1 million to purchase Common Units from certain existing owners of the TPG Operating Group (none of whom is an active TPG partner or Founder), at the IPO price of $29.50 per share paid by the public for shares of our Class A common stock in the IPO.
4)Reflects 70,811,664 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock with a par value of $0.001 outstanding immediately after the IPO. This includes 30,085,604 shares of our Class A common stock issued in the IPO to new investors and 40,726,060 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock received in exchange for Common Units by the holders of Common Units (other than TPG Inc.).
5)In connection with the IPO, we issued 229,652,641 shares of Class B common stock with a par value of $0.001 to the TPG Operating Group owners, other than us or our wholly-owned subsidiaries, on a one-to-one basis with the number of Common Units they own across each of the three TPG Operating Group entities. Each share of our Class B common stock will entitle its holder to ten votes.
As part of the IPO and pursuant to the Exchange Agreement, each Common Unit that is not held by us or our wholly-owned subsidiaries is exchangeable for either (i) cash equal to the value of one share of Class A common stock from a substantially concurrent public offering or private sale based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred); or (ii) at our election, for one share of our Class A common stock (or, in certain cases, for shares of nonvoting Class A common stock).
We are reflecting the TPG Operating Group Common Units held by our affiliates as non-controlling interests on the unaudited pro forma condensed consolidated statement of financial condition since they relate to equity in the TPG Operating Group that is not attributable to us.

6)In connection with the IPO, we entered into the Tax Receivable Agreement with certain of our pre-IPO owners that provides for the payment by us (or our subsidiary) to such pre-IPO owners of 85% of cash tax savings, if any, that we actually realize, or we are deemed to realize (calculated using certain assumptions) as a result of the Covered Tax Items. We will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreement. Pursuant to the Corporate Conversion and the IPO, $10.6 million was recognized in due to affiliates for the Tax Receivable Agreement, which assumes: (i) only exchanges associated with the IPO, (ii) a share price equal to $29.50 per share less any underwriting discounts and commissions, (iii) a constant U.S. federal and state income tax rate of 23.0% (iv) no material changes in tax law, (v) the ability to utilize tax attributes, (vi) no adjustment for potential remedial allocations and (vii) future Tax Receivable Agreement payments. The impact of the Tax Receivable Agreement liability is reflected within additional paid-in capital.
7)The computation of the pro forma additional paid-in capital is shown below:

($ in thousands)	Offering Transaction Adjustments
Proceeds from offering net of underwriting discounts and unpaid offering costs	$820,721
Exchange of Common Units for Class A common stock and nonvoting Class A common stock (a)	847,386
Reclassification of Partners' Capital to Additional paid-in capital	1,167,397
Due to affiliates for Tax Receivable Agreement	(10,611)
Other liabilities, net for deferred tax liability	23,988
Par value of Class A common stock and nonvoting Class A common stock	(79)
Par value of Class B common stock	(230)
Non-controlling interests in TPG Operating Group (b)	(2,350,321)
Additional paid-in capital	$498,251
___________
(a)The exchange of Common Units for Class A common stock and nonvoting Class A common stock represents the 40,726,060 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock issued by us in exchange for Common Units held by certain of our existing owners.
(b)Non-controlling interest in the TPG Operating Group represents the reallocation of net assets of the TPG Operating Group between TPG Inc. and other non-controlling interest holders.
8)We are deferring certain costs associated with this offering, including certain legal, accounting and other related expenses, which have been recorded in other assets, net in our unaudited pro forma condensed consolidated statement of financial condition. Upon completion of the IPO, we incurred approximately $31.8 million of offering costs that will be reflected as a reduction to additional paid-in capital, of which $24.2 million was recorded to other assets, net as of December 31, 2021. The remaining $9.4 million of unpaid offering costs are presented as an offset to proceeds from the IPO. We may incur additional costs through the completion of this offering which we expect to be settled in cash with the proceeds from this offering.
9)Following the IPO, we hold approximately 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs. As a result, we continue to consolidate the financial results of the TPG Operating Group and report non-controlling interests related to the interests held by the other partners of the TPG Operating Group, which represents a majority of the economic interest in the TPG Operating Group on our consolidated statement of financial condition.

The computation of the pro forma adjustments to non-controlling interests is below:

($ in thousands)	Offering Transaction Adjustments
Exchange of Common Units for Class A common stock (a)	$(1,260,695)
Non-controlling interests in TPG Operating Group (b)	2,350,321
Non-controlling interests	$1,089,626
___________
(a)The exchange of Common Units for Class A common stock and nonvoting Class A common stock represents the 40,726,060 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock issued by us in exchange for Common Units held by certain of our existing owners.
(b)Non-controlling interest in the TPG Operating Group represents the reallocation of net assets of the TPG Operating Group between TPG Inc. and other non-controlling interest holders.

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Year Ended December 31, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$977,904	$20,807	(3)	$—		$998,711
Capital allocation-based income	3,998,483	(8,653)	(1)	—		3,989,830
Total revenues	4,976,387	12,154		—		4,988,541
Expenses
Compensation and benefits	579,698	(140,278)	(5)	428,687	(6)	940,027
				71,920	(7)
Performance allocation compensation	—	2,538,505	(5)	—		2,538,505
General, administrative and other	278,590	—		—		278,590
Depreciation and amortization	21,223	—		—		21,223
Interest expense	16,291	3,991	(4)	—		20,282
Expenses of consolidated TPG Funds and Public SPACs:						—
Interest expense	740	(740)	(1)	—		—
Other	20,024	(1,629)	(1)	—		18,395
Total expenses	916,566	2,399,849		500,607		3,817,022
Investment income
Income from investments:
Net gains (losses) from investment activities	353,219	(92,860)	(1)	—		260,359
Interest, dividends and other	6,460	—		—		6,460
Investment income of consolidated TPG Funds and Public SPACs:				—		—
Net gains (losses) from investment activities	23,392	(23,392)	(1)			—
Unrealized losses on derivative liabilities of Public SPACs	211,822	—		—		211,822
Interest, dividends and other	10,321	(4,029)	(1)	—		6,292
Total investment income	605,214	(120,281)		—		484,933
Income before income taxes	4,665,035	(2,507,976)		(500,607)		1,656,452
Income tax expense	9,038	—		68,941	(9)	77,979
Net income	4,655,997	(2,507,976)		(569,548)		1,578,473
Less:
Net income (loss) attributable to redeemable equity in Public SPACs	155,131	—				155,131
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	19,287	(19,287)	(1)	—		—
Net income (loss) attributable to other non-controlling interests	2,455,825	127,140	(1)	226,650	(10)	1,191,994
		896,293	(2)
		3,257	(3)
		(625)	(4)
		(2,516,546)	(5)
Net income attributable to TPG Inc.	$2,025,754	$(998,208)		$(796,198)	(11)	$231,348
Pro forma net income per share data: (12)
Weighted-average shares of Class A common stock outstanding
Basic						79,360,700
Diluted						309,013,341
Net income available to Class A common stock per share
Basic						$2.91
Diluted						$1.80

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Year Ended December 31, 2020

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$883,366	$(85,174)	(1)	$—		$815,368
		17,176	(3)
Capital allocation-based income	1,231,472	159,840	(1)	—		1,391,312
Total revenues	2,114,838	91,842		—		2,206,680
Expenses
Compensation and benefits	522,715	(45,088)	(1)	579,207	(6)	1,020,972
		(113,697)	(5)	77,835	(7)
Performance allocation compensation	—	721,097	(5)	—		721,097
General, administrative and other	260,748	(33,885)	(1)	19,496	(8)	246,359
Depreciation and amortization	7,137	(397)	(1)	—		6,740
Interest expense	18,993	(612)	(1)	—		22,372
		3,991	(4)
Expenses of consolidated TPG Funds and Public SPACs:						—
Interest expense	722	(722)	(1)	—		—
Other	7,241	(2,016)	(1)	—		5,225
Total expenses	817,556	528,671		676,538		2,022,765
Investment income
Income from investments:
Net (losses) gains from investment activities	(5,839)	5,839	(1)	—		—
Gain on deconsolidation	401,695	(401,695)	(1)			—
Interest, dividends and other	8,123	(3,114)	(1)	—		5,009
Investment income of consolidated TPG Funds and Public SPACs:
Net (losses) gains from investment activities	(18,691)	18,691	(1)	—		—
Unrealized losses on derivative liabilities of Public SPACs	(239,269)	—		—		(239,269)
Interest, dividends and other	5,410	(5,399)	(1)	—		11
Total investment income	151,429	(385,678)		—		(234,249)
Income before income taxes	1,448,711	(822,507)		(676,538)		(50,334)
Income tax expense	9,779	303	(1)	23,180	(9)	33,262
Net income	1,438,932	(822,810)		(699,718)		(83,596)
Less:
Net loss attributable to redeemable equity in Public SPACs	(195,906)	—				(195,906)
Net (loss) income attributable to non-controlling interests in consolidated TPG Funds	(12,380)	12,380	(1)	—		—
Net income (loss) attributable to other non-controlling interests	719,640	8,672	(1)	(359,307)	(10)	28,239
		360,555	(2)
		2,677	(3)
		(622)	(4)
		(703,376)	(5)
Net income attributable to TPG Inc.	$927,578	$(503,096)		$(340,411)	(11)	$84,071

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income (loss) per share data: (12)
Weighted-average shares of Class A common stock outstanding
Basic				79,254,937
Diluted				309,017,749
Net income (loss) available to Class A common stock per share
Basic				$1.06
Diluted				$(0.42)
Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
1)This adjustment relates to Excluded Assets and is made up of the following components:
Impact of changes in economics of certain TPG general partner interests in TPG Funds:
The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets, as well as certain cash and amounts due to affiliates at the TPG Operating Group that relate to these TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. This adjustment results in a transfer of $127.1 million and $22.0 million from net income attributable to controlling interests to non-controlling interests for the years ended December 31, 2021 and 2020, respectively, and is reflected in the table below.
Transfer of other investments:
The TPG Operating Group also transferred the economic entitlements associated with certain other investments, including our investment in our former affiliate. For the year ended December 31, 2021, the impact results in the exclusion of total revenues of $8.7 million and investment income of $92.9 million with a reduction to net income attributable to controlling interests of $85.6 million and non-controlling interest of $16.0 million. For the year ended December 31, 2020, the impact results in the exclusion of total revenues of $74.7 million, expenses of $80.0 million and investment income of $399.0 million with a reduction to net income attributable to controlling interests of $231.2 million and non-controlling interest of $13.4 million.
This does not include certain of our strategic equity method investments, including Harlem Capital Partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Deconsolidation of consolidated TPG Funds:
We transferred the TPG Operating Group’s co-investment interests in certain TPG Funds to RemainCo. These TPG Funds were historically consolidated and as a result of the transfer to RemainCo, are deconsolidated because we no longer hold a more than insignificant economic interest. For the year ended December 31, 2021, this results in a reduction of $2.4 million of expenses and $27.4 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below. For the year ended December 31, 2020, this results in a reduction of $2.7 million of expenses, an increase of $13.3 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds and non-controlling interests, as shown in the table below.

Impact Summary:
The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the Excluded Assets and deconsolidated TPG Funds:

	Year Ended December 31, 2021			Year Ended December 31, 2020
($ in thousands)	Exclusion of legacy entities	Exclusion of consolidated funds	Total	Exclusion of legacy entities	Exclusion of consolidated funds	Total
Revenues
Fees and other	$—	$—	$—	$(85,174)	$—	$(85,174)
Capital allocation-based income (loss)	(8,653)	—	(8,653)	159,840	—	159,840
Total revenues	(8,653)	—	(8,653)	74,666	—	74,666

Expenses
Compensation and benefits	—	—	—	(45,088)	—	(45,088)
General, administrative and other	—	—	—	(33,885)	—	(33,885)
Depreciation and amortization	—	—	—	(397)	—	(397)
Interest expense	—	—	—	(612)	—	(612)
Expenses of consolidated TPG Funds:						—
Interest expense	—	(740)	(740)	—	(722)	(722)
Other	—	(1,629)	(1,629)	—	(2,016)	(2,016)
Total expenses	—	(2,369)	(2,369)	(79,982)	(2,738)	(82,720)

Investment income
Income from investments:
Net gains (losses) from investment activities	(92,860)		(92,860)	5,839	—	5,839
Gain on deconsolidation	—	—	—	(401,695)		(401,695)
Interest, dividends and other	—	—	—	(3,114)	—	(3,114)
Investment income of consolidated TPG Funds:
Net gains (losses) from investment activities	—	(23,392)	(23,392)	—	18,691	18,691
Unrealized losses on derivative liabilities	—	—	—	—	—	—
Interest, dividends and other	—	(4,029)	(4,029)	—	(5,399)	(5,399)
Total investment income	(92,860)	(27,421)	(120,281)	(398,970)	13,292	(385,678)
Income before income taxes	(101,513)	(25,052)	(126,565)	(244,322)	16,030	(228,292)
Income tax expense	—	—	—	303	—	303
Net income (loss)	(101,513)	(25,052)	(126,565)	(244,625)	16,030	(228,595)
Less:
Net loss attributable to redeemable equity in Public SPACs	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	—	(19,287)	(19,287)	—	12,380	12,380
Net income (loss) attributable to other non-controlling interests	128,043	(903)	127,140	8,103	569	8,672
Net income (loss) attributable to controlling interests	$(229,556)	$(4,862)	$(234,418)	$(252,728)	$3,081	$(249,647)
2)This adjustment relates to the changes in economic entitlements that the holders of TPG Operating Group Common Units retain, and the associated reallocation of interests after the Reorganization. Specified Company Assets include certain TPG general partner entities to which the TPG Operating Group retained an economic entitlement and that are consolidated both before and after the Reorganization. As part of the Reorganization, the sharing percentage of the associated performance allocation income was reallocated between controlling and non-controlling interests. Subject to certain exceptions, we expect RemainCo to be entitled to between 10% and 15% of these Specified

Company Assets’ related performance allocations, which we will treat as non-controlling interests, and to allocate generally between 65% and 70% indirectly to our partners and professionals through performance allocation vehicles and Promote Units, with the remaining 20% available for distribution to the TPG Operating Group Common Unit holders. RemainCo’s entitlement to performance allocations associated with future funds will step down over time. See “Certain Relationships and Related Party Transactions—Proposed Transactions—RemainCo Performance Earnings Agreement.” In conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to our partners and professionals, we will reduce the amount of cash-based bonuses historically paid to these individuals as further described in Note 5 below.
The primary impact of this is a reallocation from income attributable to controlling interests to income attributable to non-controlling interests. Specifically, this adjustment reflects reclassifications of $896.3 million and $360.6 million, for the years ended December 31, 2021 and 2020, respectively, from net income attributable to controlling interests to net income attributable to other non-controlling interests.
3)This amount reflects an administrative services fee that we will receive for managing the Excluded Assets to be transferred to RemainCo that will not be part of the TPG Operating Group. The fee is based on 1% of the net asset value of RemainCo.
4)This adjustment reflects incremental interest expense related to additional financing the TPG Operating Group used to declare a distribution of $200.0 million to our controlling and non-controlling interest holders prior to the Reorganization and the IPO. The distribution was made with $200.0 million of proceeds from the senior unsecured term loan issuance. The Senior Unsecured Term Loan carries an interest rate of LIBOR plus 1.00% and matures in December 2024.
The impact of the adjustment is an increase to interest expense of $4.0 million with a corresponding impact to net income attributable to controlling interests and non-controlling interest holders, for the years ended December 31, 2021 and 2020.
5)Reflects the reclassification of performance allocation amounts owed to senior professionals from other non-controlling interests to performance allocation compensation. Following the IPO, we account for partnership distributions to our partners and professionals as performance allocation compensation expense. As described in Note 2 above, we have adjusted our performance allocation sharing percentage and in conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to certain of our people, we are reducing the amounts of cash-based bonuses and increasing the performance allocation compensation expense. For the year ended December 31, 2021, the impact to the unaudited pro forma condensed consolidated statement of operations included additional performance allocation compensation of $2,398.2 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $140.3 million from compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $118.3 million and $22.0 million, respectively. Amounts have been derived based upon our historical results.
For the year ended December 31, 2020, the impact to the unaudited pro forma condensed consolidated statement of operations included additional increase to performance allocation compensation of $607.4 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $113.7 million from compensation with a corresponding increase to net income attributable to controlling and non-controlling interest of $96.0 million and $17.7 million, respectively. Amounts have been derived based upon our historical results.
6)Our current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests in RemainCo as a result of the Reorganization and the IPO. The number of TPG Partner Holdings units outstanding at the time of the IPO total 245,397,431, of which 73,849,986 are unvested. The number of units outstanding related to our existing partners’ indirect economic interests in RemainCo at the time of the IPO total 198,040,459, of which 26,922,374 are unvested. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are our current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo will both be presented as non-controlling interest holders within our consolidated financial statements.

We intend to account for the TPG Partner Holdings units and indirect economic interests in RemainCo as compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation – Stock Compensation. The unvested TPG Partner Holdings units and unvested indirect economic interests in RemainCo will be charged to compensation and benefits as they vest over the remaining requisite service period on a straight-line basis. The vesting periods range from immediate vesting up to six years. Expense amounts for TPG Partner Holdings units have been derived utilizing a per unit value of $29.50 (the IPO price) and adjusting for factors unique to those units, multiplied by the number of unvested units, and will be expensed over the remaining requisite service period. Expense amounts for the unvested indirect interests in RemainCo have been derived based on the fair value of RemainCo, utilizing a discounted cash flow valuation approach, multiplied by the number of unvested interests, and will be expensed over the remaining requisite service period. These adjustments resulted in expenses for the years ended December 31, 2021 and 2020 totaling $428.7 million and $579.2 million, respectively. There is no additional dilution to our stockholders, contractually these units are only related to our non-controlling interest holders, and there is no impact to the allocation of income and distributions to our stockholders. Therefore, we have allocated these expense amounts to our non-controlling interest holders. See “Certain Relationships and Related Party Transactions—Proposed Transactions—The TPG Operating Group Limited Partnership Agreements” for additional details on RemainCo.
7)In connection with the IPO, we granted to certain of our people RSUs with respect to approximately 9,280,000 shares of Class A common stock (although we are authorized to grant up to 4% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, which would be 12,277,912 shares of Class A common stock). Of these RSUs, we granted 8,229,960 shares of Class A common stock immediately following the completion of the IPO. These RSUs generally vest over four years in three equal installments on the second through fourth anniversaries of the grant date (with some grants vesting on shorter alternate vesting schedules), subject to the recipient’s continued provision of services to the Company or its affiliates through the vesting date. In addition, under the TPG Inc. Omnibus Equity Incentive Plan, which was approved by our board of directors on December 7, 2021 (the “Omnibus Plan”), (refer to Exhibit 10.21 within Form 10-K), we granted immediately following the IPO long-term performance incentive awards to certain of our key executives in the form of RSUs (certain of which have performance-vesting criteria) with respect to a total of 2,203,390 shares of Class A common stock. Furthermore, we have currently named two of our three independent directors, and granted RSUs to the two named independent directors with respect to 20,340 shares of Class A common stock, immediately following the IPO. This adjustment reflects compensation expense associated with the grants described above had they occurred at the beginning of the period presented. The grants of such RSUs results in recognition of compensation expense for the years ended December 31, 2021 and 2020 in the amount of $71.9 million and $77.8 million, respectively. These expenses are non-cash in nature and allocated to the Common Unit holders.
Not included in the above Offering Transaction Adjustment are RSUs (which are part of the RSUs with respect to approximately 9,280,000 shares of Class A common stock referred to above) with respect to 1,050,040 shares that will be granted in 2022 after the IPO, including those to people hired for new roles created in connection with the IPO. In addition, we plan to grant RSUs of 10,170 shares to our third independent director when named. These additional grants will have similar vesting terms and conditions as the RSUs mentioned above.
8)We have estimated we will incur approximately $19.5 million in additional non-recurring transaction and Reorganization related costs in connection with the IPO. These amounts are not directly related to the issuance of securities in the IPO but are related to the Reorganization and have been reflected as an adjustment in the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2020.
9)The TPG Operating Group partnerships have been and are expected to continue to be treated as partnerships for U.S. federal and state income tax purposes. Following the IPO, we are subject to U.S. federal income taxes, in addition to state, local and foreign income taxes with respect to our allocable share of any taxable income generated by the TPG Operating Group that will flow through to its interest holders, including us. As a result, the unaudited pro forma condensed consolidated statement of operations reflects adjustments to our income tax expense to reflect a blended statutory tax rate of 23.0% at TPG, which was calculated assuming the U.S. federal rates currently in effect and the statutory rates applicable to each state, local and foreign jurisdiction where we estimate our income will be apportioned. The following table summarizes the impact for the periods presented:

	Year Ended December 31, 2021	Year Ended December 31, 2020

($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$2,157,059	$626,204
Less:
Provision for local and foreign income taxes	9,038	10,082
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Net income attributable to other non-controlling interests	965,344	387,546
Income before provision for income taxes attributable to TPG Operating Group	1,027,546	424,482
TPG Inc. blended statutory tax rate	0.00%	0.00%
Provision for TPG Inc. statutory income tax	—	—
Provision for local and foreign income taxes	9,038	10,082
Less: Prior recorded provision attributable to TPG	9,038	9,779
Adjustment to provision for income taxes	$—	$303

	Year Ended December 31, 2021	Year Ended December 31, 2020

($ in thousands)	Offering Transaction Adjustment
Income (loss) before provision for income taxes	$1,656,452	$(50,334)
Less:
Provision for local and foreign income taxes	9,038	10,082
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Net income attributable to other non-controlling interests	1,191,994	28,239
Income before provision for income taxes attributable to TPG Inc.	300,289	107,251
TPG Inc. blended statutory tax rate	23%	23%
Provision for income taxes	69,066	24,667
Add: Provision for income taxes of consolidated affiliates of TPG Inc.	8,913	8,595
Less: Prior recorded provision attributable to TPG	9,038	10,082
Adjustment to provision for income taxes	$68,941	$23,180
10)Prior to the IPO, TPG held Common Units representing 78.1% of the Common Units and 100% of the interests in certain intermediate holding companies. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs. As a result, we consolidate the financial results of the TPG Operating Group and its consolidated subsidiaries and report non-controlling interests related to the interests held by the other partners of the TPG Operating Group and its consolidated subsidiaries in our consolidated statements of operations. Following the IPO, TPG owns 25.6% of the Common Units, and the other partners of the TPG Operating Group will own the remaining 74.4%, excluding the equity-based compensation expense related to our partners’ unvested TPG Partner Holdings units and indirect economic interests in RemainCo, which has been allocated only to non-controlling interest holders. Net income attributable to non-controlling interests will represent 74.4% of the consolidated income before taxes of the TPG Operating Group. Promote Units are not included in this calculation of ownership interest.

The computation of the pro forma income attributable to non-controlling interests in the TPG Operating Group is shown below.

	Year ended December 31, 2021	Year Ended December 31, 2020

($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$2,157,059	$626,204
Less:
Provision for local and foreign income taxes	9,038	10,082
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Allocable Income	1,992,890	812,028
Less:
TPG Inc.’s economic interest in the TPG Operating Group (a)	1,027,546	424,482
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$965,344	$387,546
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to note 6 herein.

	Year ended December 31, 2021	Year Ended December 31, 2020

($ in thousands)	Offering Transaction Adjustment
Income (loss) before provision for income taxes	$1,656,452	$(50,334)
Less:
Provision for local and foreign income taxes	77,979	33,262
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Allocable Income	1,423,342	112,310
Less:
TPG Inc.’s economic interest in the TPG Operating Group	231,348	84,071
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries (a)	1,191,994	28,239
Less: As adjusted pro forma income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	965,344	387,546
Adjustment to income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$226,650	$(359,307)
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to note 6 herein.
11)Pro forma basic net income per share is computed by dividing net income available to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. The weighted-average shares outstanding excludes shares of Class A common stock reserved for issuance under the Omnibus Plan equal to 10% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, including that we intend to grant up to 4% to certain of our people in connection with the IPO, as well as certain long-term performance incentive awards and awards to our independent directors. We anticipate that a portion of the RSUs we intend to grant to certain of our people in connection with the offering will be granted immediately following the effectiveness of the IPO and a portion may be granted thereafter in 2022 in relation to the IPO, including to people hired for new roles created in connection with the IPO. Pro forma diluted net income per share is computed by adjusting the net income available to Class A common stockholders and the weighted-average shares of Class A common stock outstanding to give effect to potentially dilutive securities. The calculation of diluted earnings per share excludes Class B common stock, which may only be held by the TPG Operating Group owners other than us or our wholly-owned subsidiaries and their respective permitted transferees, and are therefore not included in the computation of pro forma basic or diluted net income per share.
12)The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net income per share.

	Year ended December 31, 2021	Year ended December 31, 2020
($ in thousands, except share and per share amounts)
Pro forma basic net income per share:
Numerator
Net income (loss)	$1,578,473	$(83,596)
Less: Net income attributable to participating securities	23,089	8,513
Net income (loss) attributable to redeemable interests in Public SPACs	155,131	(195,906)
Net income attributable to interests in other non-controlling interest	1,169,357	20,132
Net income (loss) attributable to Class A common stockholders – Basic	$230,896	$83,665
Denominator
Shares of Class A common stock outstanding – Basic	79,360,700	79,254,937
Basic net income per share	$2.91	$1.06
Pro forma diluted net income per share:
Numerator
Net income (loss) attributable to Class A common stockholders – Basic	$230,896	$83,665
Reallocation of net income (loss) assuming exchange of Common Units to Class A common stocks	324,052	(212,355)
Net income (loss) attributable to Class A common stockholders – Diluted	$554,948	$(128,690)
Denominator
Weighted-average shares of Class A common stock outstanding – Basic	79,360,700	79,254,937
Vesting of restricted share awards	—	—
Exchange of Common Units to Class A common stocks	229,652,641	229,652,641
Weighted-average shares of Class A common stock outstanding – Diluted	309,013,341	308,907,578
Diluted net income (loss) per share:	$1.80	$(0.42)
In computing the dilutive effect, if any, that equity-based awards would have on earnings per share, we consider the reallocation of net income between holders of Class A common stock and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
The following table sets forth our non-GAAP and pro forma non-GAAP financial measures after Offering Transaction Adjustments for the year ended December 31, 2021:

	Year ended December 31, 2021			Year ended December 31, 2020
($ in thousands)	Non-GAAP	Pro Forma Non-GAAP		Non-GAAP	Pro Forma Non-GAAP
Management fees	$718,364	$718,364		$623,658	$623,658
Transaction, monitoring, and other fees, net	102,041	102,041		49,455	49,455
Other income	46,673	53,957	(1)	42,920	54,339	(1)
Fee Related Revenues	867,078	874,362		716,033	727,452
Compensation and benefits, net	521,413	381,135	(2)	441,245	327,548	(2)
Operating expenses, net	167,114	167,114		173,338	173,338
Fee Related Expenses	688,527	548,249		614,583	500,886
Total Fee-Related Earnings	$178,551	$326,113		$101,450	$226,566
Realized performance allocations, net	999,603	204,664	(2), (3)	313,490	40,817	(2), (3)
Realized investment income and other, net	92,720	66,720	(4)	57,231	5,036	(4)
Depreciation expense	(6,775)	(6,775)		(6,556)	(6,556)
Interest expense, net	(14,928)	(18,919)	(5)	(14,843)	(18,835)	(5)
Distributable Earnings	$1,249,171	$571,803		$450,772	$247,028
Income taxes	(9,308)	(33,684)	(6)	(9,305)	(14,552)	(6)
After-Tax Distributable Earnings	$1,239,863	$538,119		$441,467	$232,476
Notes to the Unaudited Pro Forma Non-GAAP Financial Measures
1)The difference in other income between non-GAAP and pro forma non-GAAP financial measures is attributable to: (i) removing the other income associated with the other investments that were transferred to RemainCo and (ii) an administrative services fee that we will receive for managing the Excluded Assets transferred to RemainCo that are not part of the TPG Operating Group. The fee is based on 1% of the net asset value of RemainCo.
2)This adjustment reflects the reduction of our cash-based bonuses we historically paid to our partners and professionals within compensation and benefits, net. Through the Reorganization, we have increased certain of our people’s share of performance allocations associated with the Specified Company Assets from approximately 50% to between 65% and 70%. The impact of this is a decrease in compensation and benefits, net of $140.3 million and $113.7 million for the years ended December 31, 2021 and 2020, respectively.
3)Realized performance allocations, net only include the amounts the TPG Operating Group is entitled to after gross realized performance allocations has been reduced by realized performance allocation compensation and non-controlling interests. Following the Reorganization, the TPG Operating Group will receive approximately 20% of the future performance allocations associated with the general partner entities that retained an economic interest in. This adjustment to our sharing percentage was made to allow us to reduce cash-based bonuses paid to our partners. The impact of this adjustment is a decrease in realized performance allocations, net of $794.9 million and $272.7 million for the years ended December 31, 2021 and 2020, respectively.
4)The difference in realized investment income and other, net is related to the transfer to RemainCo of the certain other investments that make up the Excluded Assets. The TPG Operating Group retained its interests in our strategic investments in NewQuest, Harlem Capital Partners, VamosVentures and LandSpire Group. This resulted in a decrease to realized investment income and other, net of $26.0 million and $32.7 million for the years ended December 31, 2021 and 2020, respectively. Also, $19.5 million of additional non-recurring transaction and reorganization related costs are reflected as if incurred during the year ended December 31, 2020.
5)This difference relates to additional interest expense from new financing the TPG Operating Group used to declare a distribution of $200.0 million to our controlling and non-controlling interest holders prior to the Reorganization and the IPO. The distribution was made with $200.0 million proceeds from the senior unsecured term loan issuance. The

Senior Unsecured Term Loan carries an interest rate of LIBOR plus 1.00% and matures in December 2024. The impact of the adjustment is an increase to interest expense of $4.0 million for the years ended December 31, 2021 and 2020.
6)The difference in income tax expense is attributable to the Corporate Conversion. The income tax expense adjustment reflects TPG Inc.’s share of pro forma pre-tax distributable earnings, which equals 25.6%, multiplied by TPG Inc.’s effective tax rate of 23.0%.
Unaudited Pro Forma Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. Following the Reorganization and the IPO, we plan to utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities and as well as assess our indirect interest in accrued performance allocations from our TPG Funds and our co-investments in TPG Funds and third-party investments. We believe these measures will be useful to investors as they will provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies.
The following table sets forth our pro forma non-GAAP book assets, book liabilities and book value after the IPO transaction adjustments as of December 31, 2021:

	Year ended December 31, 2021
(in thousands)	Non-GAAP	Pro Forma Non-GAAP
Book Assets
Cash and cash equivalents	$242,370	$646,387	(1), (2)
Restricted cash	13,135	13,135
Accrued performance allocations	1,344,348	769,283	(3)
Other investments	894,741	894,741
Other assets, net	398,154	169,713	(1), (2)
Total Book Assets	$2,892,748	$2,493,259
Book Liabilities
Accounts payable, accrued expenses and other	$525,267	$308,421	(1), (2), (4)
Securitized borrowing, net	244,950	244,950
Senior unsecured term loan	199,494	199,494
Total Book Liabilities	$969,711	$752,865
Net Book Value	$1,923,037	$1,740,394	(5)
Notes to the Unaudited Pro Forma Non-GAAP Balance Sheet Measures
1)The difference between non-GAAP and Pro Forma non-GAAP balance sheet measures relates to the transfer of Excluded Assets, which consist of rights to future performance allocations related to certain general partner entities as described in Note 1 in the Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition. Additionally, certain of our other investments and investments into TPG Funds have been excluded, because such interests are not part of the TPG Operating Group. We would have transferred (i) $27.2 million of cash; (ii) $204.5 million of other assets; and (iii) $203.3 million of other liabilities to RemainCo.
2)Includes $431.2 million of proceeds, net of estimated underwriting discounts and unpaid offering costs of $31.8 million, of which $24.0 million was previously capitalized and accrued in Other Assets, net and Accounts payable, accrued expenses and other, respectively.

3)Following the Reorganization, the TPG Operating Group and Common Unit holders are expected to receive approximately 20% of the future performance allocations associated with the general partner entities that we retain an economic interest in as described in Note 2 above in the Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition. This adjustment reduces our share of accrued performance allocations by $575.1 million.
4)Reflects a Tax Receivable Agreement liability of $10.4 million related to the Reorganization of TPG into a corporation and associated offering transactions.
5)Represents the impact to the net book value of the TPG Operating Group after the IPO transaction adjustments.
Reconciliations to GAAP Measures
The following table reconciles the most directly comparable financial measures calculated and presented in the Unaudited Pro Forma GAAP Statement of Operations to our Unaudited Non-GAAP Pro Forma financial measures for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
($ in thousands)	2021	2020
Total Pro Forma GAAP Net Income (loss)	$1,578,473	$(83,596)
Net income (loss) attributable to redeemable equity in Public SPACs	(155,131)	195,906
Net income attributable to other non-controlling interests	(756,925)	(395,032)
Performance fees from other non-controlling interest	(5,908)	—
Share-based compensation expense	500,608	657,042
Amortization expense	14,195	—
Unrealized performance allocations, net	(425,924)	(153,807)
Unrealized investment income	(232,988)	(15,542)
Unrealized loss on derivatives	(20,626)	9,570
Income tax expense	44,565	17,935
Other	(2,220)	—
Pro Forma After-tax Distributable Earnings	$538,119	$232,476
Income tax expense	33,684	14,552
Pro Forma Distributable Earnings	$571,803	$247,028
Realized performance fees, net	(204,664)	(40,817)
Realized investment income and other, net	(66,719)	(5,036)
Depreciation expense	6,775	6,556
Interest expense, net	18,918	18,835
Total Pro Forma Fee-Related Earnings	$326,113	$226,566

The following tables provide reconciliations of Unaudited Pro Forma Assets and Liabilities measures to our Unaudited Non-GAAP Pro Forma Book Assets and Liabilities as of December 31, 2021.

($ in thousands)	Year ended December 31, 2021
Total Pro Forma GAAP Assets	$9,342,042
Impact of consolidated TPG Funds and Public SPACs	(1,024,465)
Impact of other consolidated entities	(5,306,966)
Impact of Promote Units	(517,352)
Total Pro Forma Book Assets	$2,493,259

Total Pro Forma GAAP Liabilities	$5,331,852
Impact of consolidated TPG Funds and Public SPACs	(56,532)
Accrued performance allocation compensation	(3,848,126)
Impact of other consolidated entities	(674,329)
Total Pro Forma Book Liabilities	$752,865

Total Pro Forma GAAP Redeemable equity from consolidated Public SPACs	$1,000,027
Impact of consolidated TPG Funds and Public SPACs	(1,000,027)
Total Pro Forma GAAP Redeemable equity from consolidated Public SPACs	$—

Total Pro Forma GAAP Equity	$3,010,163
Impact of consolidated TPG Funds and Public SPACs	32,094
Accrued performance allocation compensation	3,848,126
Impact of other consolidated entities	(4,632,637)
Impact of Promote Units	(517,352)
Total Pro Forma Net Book Value	$1,740,394

Non-GAAP Financial Measures
Distributable Earnings. DE is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of net income. DE differs from GAAP net income computed in accordance with GAAP in that it does not include (i) unrealized performance allocations and related compensation and benefit expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) net income (loss) attributable to non-controlling interests in consolidated entities, or (v) certain non-cash items, such as contingent reserves.
While we believe that the inclusion or exclusion of the aforementioned GAAP income statement items provides investors with a meaningful indication of our core operating performance, the use of DE without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements GAAP net income and should be considered in addition to and not in lieu of the results of operations presented accordance with GAAP discussed further under “—Key Components of our Results of Operations—Results of Operations” prepared in accordance with GAAP.
After-tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income tax expense. We use it to assess how income tax expense effects amounts available to be distributed to our partners. After-tax DE differs from GAAP net income computed in accordance with GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE it does reflect the impact of income tax expense.
We believe that while the inclusion or exclusion of the aforementioned GAAP income statement items provides investors with a meaningful indication of our core operating performance, the use of After-tax DE without consideration of the related GAAP measures is not adequate due to the adjustments described herein. This measure supplements GAAP net income and should be considered in addition to and not in lieu of the results of operations presented in accordance with GAAP discussed further under “—Key Components of our Results of Operations-Results of Operations.”

Fee-Related Earnings. FRE is a supplemental performance measure and is used to evaluate our business and make resource deployment and other operational decisions. FRE differs from net income computed in accordance with GAAP in that it adjusts for the items included in the calculation of DE and also adjusts to exclude (i) realized performance allocations and related compensation expense, (ii) realized investment income from investments and financial instruments, (iii) net interest (interest expense less interest income), (iv) depreciation, (v) amortization and (vi) certain non-core income and expenses. We use FRE to measure the ability of our business to cover compensation and operating expenses from fee revenues other than capital allocation-based income. The use of FRE without consideration of the related GAAP measures is not adequate due to the adjustments described herein.
Fee-Related Revenues. Fee-related revenues is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) transaction, monitoring and other fees, net, and (iii) other income. Fee-related revenue differs from revenue computed in accordance with GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to GAAP Measures” to the comparable line items on the combined statements of operations.
Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with GAAP in that it is net of certain reimbursement arrangements. Fee-related expenses is used in management’s review of the business. Refer to “—Reconciliation to GAAP Measures” to the comparable line items on the combined statements of operations.
Fee-related revenues and fee-related expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our FRE. The use of fee-related revenues and FRE without consideration of the related GAAP measures is not adequate due to the adjustments described herein.
Our calculations of DE, FRE, fee-related revenue and fee-related expenses may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
The following table sets forth our total FRE and DE for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
Management fees	$718,364	$623,658	$588,614
Transaction, monitoring, and other fees, net	102,041	49,455	48,293
Other income	46,673	42,920	54,391
Fee Related Revenues	867,078	716,033	691,298
Compensation and benefits, net	521,413	441,245	428,484
Operating expenses, net	167,114	173,338	193,580
Fee Related Expenses	688,527	614,583	622,064
Total Fee-Related Earnings	$178,551	$101,450	$69,234
Realized performance allocations, net	999,603	313,490	285,977
Realized investment income and other, net	92,720	57,231	54,239
Depreciation expense	(6,775)	(6,556)	(6,419)
Interest expense, net	(14,928)	(14,843)	(4,255)
Distributable Earnings	$1,249,171	$450,772	$398,776
Income taxes	(9,308)	(9,305)	(5,454)
After-Tax Distributable Earnings	$1,239,863	$441,467	$393,322
Within our GAAP Results of Operations, our former affiliate is presented as an equity method investment beginning May 1, 2020 and was consolidated prior to such date. For comparability purposes across all periods presented, the historical non-GAAP financial measures presented in the table above reflect our former affiliate business as being deconsolidated and its net earnings are included within Other Income. Please refer to “—Reconciliation of GAAP Measures.”

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee-Related Revenues
Fee-related revenues increased by $151.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to higher management fees of $94.7 million and transaction, monitoring and other fees, net of $52.6 million, and other income of $3.8 million.
Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Capital	$335,376	$335,123
Growth	142,388	110,551
Impact	106,096	63,755
Real Estate	70,442	70,449
Market Solutions	64,062	43,780
Total Management Fees	$718,364	$623,658
The increase in management fees of $94.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was largely due to additional management fees of $42.3 million earned from the Impact platform, primarily as a result of the launch of Rise Climate during the third quarter of 2021. Management fees generated from the Growth platform increased $31.8 million, primarily driven by Growth V, TTAD I, and TDM which generated $49.7 million, $5.2 million, and $3.0 million, respectively, in additional management fees, partially offset by lower fees generated from Growth IV of $21.9 million. Market Solutions also contributed $20.3 million to the overall management fee increase primarily due to the acquisition of the NewQuest funds during the year.
Certain management fees in the year ended December 31, 2021 were considered catch-up fees as a result of additional capital commitments from limited partners to Growth V and Rise II in the amounts of $9.2 million and $0.2 million, respectively. Both funds had their initial close in 2020.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Market Solutions	$91,737	$35,678
Capital	5,545	9,058
Impact	4,264	3,809
Growth	495	560
Real Estate	—	350
Total Transaction, Monitoring, and Other Fees, Net	$102,041	$49,455
The increase in transaction, monitoring and other fees, net of $52.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily attributable to the Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies. The increase was partially offset by decreased transaction fees earned from portfolio companies in TPG VII of the Capital platform.

Other Income
The following table presents other income for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Former affiliate funds	$38,942	$34,204
Other investments	5,161	7,186
Other income	2,570	1,530
Total Other Income(1)	$46,673	$42,920
___________
(1) Includes other income of $13.5 million and $5.8 million during the years ended December 31, 2021 and 2020, respectively, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021.
The increase in other income of $3.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by appreciation from our investment in our former affiliate resulting in $4.8 million of additional income.
Fee-Related Expenses
Fee-related expenses increased by $73.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily comprised of additional compensation and benefits, net of $80.2 million, partially offset by decreased operating expenses, net of $6.2 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Salaries and benefits	$169,552	$158,967
Bonuses(1)	342,276	278,059
Benefits and other	71,065	60,980
Reimbursements	(61,480)	(56,761)
Total Compensation and Benefits, Net	$521,413	$441,245
___________
(1)Includes bonus compensation of $138.6 million and $113.7 million during the year ended December 31, 2021 and 2020, respectively, for TPG senior professionals that we anticipate being paid as performance allocation rather than discretionary bonus beginning in 2022.
The increase in compensation and benefits, net of $80.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increased bonuses of $64.2 million, benefits and other of $10.1 million, and salaries and benefits of $10.6 million as a result of additional headcount and merit increases driven by growth in fee-related revenues and the consolidation of NewQuest. The increase was partially offset by additional compensation reimbursements related to services provided to certain funds and portfolio companies.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $18.7 million and $14.8 million for the years ended December 31, 2021 and 2020, respectively.

The decrease in operating expenses, net of $6.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to a decrease in office expenses of $3.1 million, travel expenses of $2.3 million, and additional reimbursements related to services provided to certain funds and portfolio companies of $3.9 million, partially offset by a higher level of professional fees and other administrative costs of $6.5 million.
Realized Performance Allocations, Net
Realized performance allocations, net include gross realized performance allocations of $1,957.5 million and $607.2 million, net of realized performance allocations to TPG affiliated partners of $957.9 million and $293.7 million during the year ended December 31, 2021 and 2020, respectively.
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Capital	$725,171	$178,317
Growth	234,025	79,138
Real Estate	27,707	4,763
Market Solutions	12,132	51,272
Impact	568	—
Total Realized Performance Allocations, Net(1)	$999,603	$313,490
___________
(1)Includes realized performance allocations, net of $794.9 million and $272.7 million during the years ended December 31, 2021 and 2020, respectively, attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations will not be a component of distributable earnings beginning in 2022.
Realized performance allocations, net $999.6 million for the year ended December 31, 2021 were largely generated from realizations in TPG VII of $501.6 million, TPG VI of $173.5 million and Asia VI of $28.4 million in the Capital platform. Realizations from the Growth platform were generated from Growth III of $131.2 million, Growth II of $35.8 million, Biotech III of $27.8 million, TSI of $24.0 million and TTAD I of $11.2 million. Realizations from the Real Estate platform were generated from Real Estate II of $24.5 million. The activity consisted of realizations sourced from portfolio companies including Astound, Kindred at Home, Transplace Holdings, Creative Artists Agency, DirecTV and Medical Solutions.
Realized performance allocations, net of $313.5 million for the year ended December 31, 2020 were largely generated from realizations in TPG VI of $53.2 million and TPG VII of $105.2 million in the Capital platform. Realizations from the Growth platform were generated from Growth II of $58.8 million, and TPG Pace within the Market Solutions platform. The realized performance allocation mainly consisted of amounts from portfolio companies including WellSky, LLamasoft, IQVIA Holdings, Inc. (NYSE: IQV), Uber (NYSE: UBER) and Adare Pharmaceuticals.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Investments in TPG funds	$111,151	$32,215
Other investments	23,647	32,276
Non-core income (expense)	(42,078)	(7,260)
Total Realized Investment Income and Other, Net(1)	$92,720	$57,231

___________
(1)Includes realized investment income and other, net of $26.0 million and $32.7 million during the years ended December 31, 2021 and 2020, respectively, generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The increase in realized investment income and other, net of $35.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to realizations from our investments in the TPG Funds for $78.3 million driven by the Capital platform by $53.5 million, Growth platform by $10.6 million and Market Solutions platform by $3.4 million. The increase was partially offset by a reduction in other investments of $8.0 million and increased non-core transaction expenses of $28.3 million primarily related to the Reorganization described in the Organization section herein.
Depreciation
Depreciation expense increased $0.2 million between the years ended December 31, 2021 and 2020, respectively. There were no significant purchases or disposals that occurred during the period.
Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Interest expense	$15,728	$18,343
Interest (income)	(800)	(3,500)
Interest Expense, Net	$14,928	$14,843
The increase in interest expense, net during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to decreased interest income from cash balances, partially offset by decreased interest expense due to the payoff of an outstanding credit facility balance in 2021.
Distributable Earnings
The increase in DE for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to higher FRE, realized performance allocations, net, and realized investment income and other, net, partially offset by an increase in interest expense, net.
Income Taxes
Income taxes were consistent for the years ended December 31, 2021 and December 31, 2020 driven by stable income generated by our consolidated foreign subsidiaries.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Fee-related revenues increased by $24.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to higher management fees of $35.0 million and transaction, monitoring and other fees, net of $1.2 million, partially offset by a decrease in other income of $11.5 million.
Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Capital	$335,123	$331,358
Growth	110,551	109,554
Real Estate	70,449	72,729
Impact	63,755	43,452
Market Solutions	43,780	31,521
Total Management Fees	$623,658	$588,614
The increase in management fees of $35.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven from TPG VIII and THP totaling an additional $12.0 million, Growth II Gator of $7.6 million arising from the full-year effect of the fund during the year ended December 31, 2020, $4.1 million in TTAD I, fees earned from TPEP of $12.2 million and $32.7 million from closing of Rise II and Evercare during the year ended December 31, 2019. This was offset by lower management fees of $0.6 million related to the step down from TREP II following the closing of TREP III in 2018 as well as $12.1 million from Rise I, $4.6 million from Asia VII, $7.4 million from Growth II and $6.7 million from Growth IV.
$6.9 million of management fees in the year ended December 31, 2019 were considered catch-up fees from additional capital commitments from limited partners to Asia VII, which had its first close in 2017.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Market Solutions	$35,678	$10,095
Capital	9,058	23,735
Impact	3,809	5,587
Growth	560	579
Real Estate	350	8,297
Total Transaction, Monitoring, and Other Fees, Net	$49,455	$48,293
The increase in transaction, monitoring and other fees, net of $1.2 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to the Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies during the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was offset by decreased monitoring fees earned from portfolio companies of the Capital platform and incentive fees earned from the Real Estate platform.

Other Income
The following table presents other income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Former affiliate funds	$34,204	$48,320
Other investments	7,186	3,815
Other income	1,530	2,256
Total Other Income(1)	$42,920	$54,391
___________
(1)Includes other income of $5.8 million, $21.0 million and $17.8 million during the years ended December 31, 2020 and 2019, respectively, generated by certain other investments were transferred to RemainCo as of December 31, 2021.
The decrease in other income of $11.5 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily driven by reduced economics from our investment in our former affiliate, partially offset by reimbursements for operational services provided to our former affiliate and an increase in income from our other investments.
Fee-Related Expenses
Fee-related expenses decreased by $7.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily comprised of reduced operating expenses, net of $20.3 million, partially offset by increased compensation and benefits, net of $12.8 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Salaries and benefits	$158,967	$152,513
Bonuses(1)	278,059	262,394
Benefits and other	60,980	66,824
Reimbursements	(56,761)	(53,247)
Total Compensation and Benefits, Net	$441,245	$428,484
___________
(1)Includes bonus compensation of $113.7 million and $113.2 million during the years ended December 31, 2020 and 2019, respectively, for TPG senior professionals that we anticipate being paid as performance allocation rather than discretionary bonus beginning in 2022.
The increase in compensation and benefits, net of $12.8 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to an increase in salaries from growth in headcount and merit. Bonuses increased as a result of merit and growth in fee-related revenues, partially offset by increased compensation reimbursements related to services provided to certain funds and portfolio companies.

Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $14.8 million, and $14.3 million during the years ended December 31, 2020 and 2019, respectively.
The decrease in operating expenses, net of $20.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the amount of certain reimbursable expenses. Additionally, there was a decrease in travel and overhead related expenses as a result of the COVID-19 pandemic. These decreases were partially offset by a higher level of professional fees and other administrative costs in connection with the growth of the business.
Realized Performance Allocations, Net
Realized performance allocations, net include gross realized performance allocations of $607.2 million and $578.8 million and net of realized performance allocations to TPG affiliated partners of $293.7 million and $292.9 million for the years ended December 31, 2020 and 2019, respectively.
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Capital	$178,317	$82,097
Growth	79,138	89,088
Real Estate	51,272	111,128
Market Solutions	4,763	3,664
Total Realized Performance Allocations, Net(1)	$313,490	$285,977
___________
(1)Includes realized performance allocations, net of $272.7 million and $260.8 million during the years ended December 31, 2020 and 2019, respectively, attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations will not be a component of distributable earnings beginning in 2022.
Realized performance allocations, net of $313.5 million for the year ended December 31, 2020 were largely generated from realizations in the Capital platform, including TPG VI for $53.2 million and TPG VII for $105.2 million, the Growth platform, including Growth II for $58.8 million, and TPG Pace within the Market Solutions platform. The realized performance allocation mainly consisted of amounts from portfolio companies including WellSky, LLamasoft, IQVIA Holdings, Inc. (NYSE: IQV), Uber (NYSE: UBER) and Adare Pharmaceuticals.
Realized performance allocations, net of $286.0 million for the year ended December 31, 2019 were largely generated from realizations in the Capital platform, including TPG VI for $20.4 million and Asia V for $53.5 million, the Growth platform, including Growth II for $82.9 million and TPG Pace within the Market Solutions platform. The realized performance allocation mainly consisted of amounts from portfolio companies including IQVIA Holdings, Inc. (NYSE: IQV), Lenta (LSE: LNTA), Transporeon, Nexeo Solutions (NASDAQ: NXEO) and McAfee Corp (NASDAQ: MCFE).

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Other investments	$32,276	$45,320
Investments in TPG funds	32,215	26,554
Non-core income (expense)	(7,260)	(17,635)
Total Realized Investment Income and Other, Net(1)	$57,231	$54,239
___________
(1)Includes realized investment income and other, net of $32.7 million and $56.7 million during the years ended December 31, 2020 and 2019, respectively, generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The increase in realized investment income and other, net of $3.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the reduced transaction expenses in non-core income (expense) of $10.4 million as well as realizations from our investments in the Capital platform. The increases were offset by a decrease in other investments related to the disaffiliation of our former affiliate.
Depreciation
Depreciation expense was consistent between the years ended December 31, 2020 and 2019, respectively. There were no significant purchases or disposals that occurred during the year.

Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	($ in thousands)
Interest expense	$18,343	$13,474
Interest (income)	(3,500)	(9,219)
Interest Expense, Net	$14,843	$4,255
The increase in interest expense, net during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to an increase in interest expense as a result of incremental debt outstanding following borrowings under the Revolving Credit Facility to Affiliate in March 2020 and the issuance of the Series B Securitization Notes in October 2019 as well as a decrease of interest income due to lower interest-earning cash balances and generally lower returns earned on cash balances.
Distributable Earnings
The increase in DE for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to higher FRE, realized performance allocations, net, and realized investment income and other, net, partially offset by an increase in interest expense, net.
Income Taxes
The increase in income taxes for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to higher income generated by our consolidated foreign subsidiaries.

Reconciliation to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to non-GAAP financial measures for the years ended December 31, 2021, 2020 and 2019:
Revenue

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
GAAP Revenue	$4,976,387	$2,114,838	$1,987,855
Capital-allocation income	(3,998,483)	(1,231,472)	(955,977)
Deconsolidation of former affiliate	—	(87,235)	(239,775)
Expense reimbursements	(132,810)	(110,457)	(151,645)
Investment income and other	21,984	30,359	50,840
Fee-Related Revenue	$867,078	$716,033	$691,298
Expenses

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
GAAP Expenses	$916,566	$817,556	$968,481
Depreciation and amortization expense	(21,223)	(7,137)	(8,741)
Interest expense	(16,291)	(18,993)	(15,532)
Expenses related to consolidated TPG Funds and Public SPACs	(20,764)	(7,963)	(11,554)
Deconsolidation of former affiliate	—	(96,324)	(139,781)
Expense reimbursements	(132,810)	(110,457)	(151,645)
Non-core expenses and other	(36,951)	37,901	(19,164)
Fee-Related Expenses	$688,527	$614,583	$622,064

Net income

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
Net Income	$4,655,997	$1,438,932	$1,180,443
Net (income) loss attributable to redeemable interests in Public SPACs	(155,131)	195,906	9,684
Net (income) loss attributable to non-controlling interests in consolidated TPG Funds	(19,287)	12,380	(58,055)
Net loss attributable to other non-controlling interests	(2,081,170)	(548,504)	(561,189)
Gain on deconsolidation	—	(401,695)	—
Amortization expense	14,195	—	—
Unrealized performance allocations, net	(856,505)	(267,432)	(153,009)
Unrealized investment income	(295,390)	(20,009)	(36,915)
Unrealized (gain) loss on derivatives	(20,626)	21,056	1,530
Non-recurring items	(2,220)	10,833	10,833
After-tax Distributable Earnings	$1,239,863	$441,467	$393,322
Income taxes	9,308	9,305	5,454
Distributable Earnings	$1,249,171	$450,772	$398,776
Realized performance allocations, net	(999,603)	(313,490)	(285,977)
Realized investment income and other, net	(92,720)	(57,231)	(54,239)
Depreciation expense	6,775	6,556	6,419
Interest expense, net	14,928	14,843	4,255
Fee-Related Earnings	$178,551	$101,450	$69,234
Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to non-GAAP financial measures for the years ended December 31, 2021 and 2020:

($ in thousands)	As of December 31, 2021
Total GAAP Assets	$8,962,013
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(5,371)
Assets held in Trust Account	(1,000,027)
Due from affiliates	(74)
Other assets	(18,993)
Subtotal for consolidated TPG Funds and Public SPACs	(1,024,465)
Impact of other consolidated entities
Cash and cash equivalents	(730,359)
Due from affiliates	81,557
Investments	(3,841,372)
Right-of-use assets	(157,467)
Other assets, net	(459,736)
Subtotal for other consolidated entities	(5,107,377)

As of December 31, 2021
Reclassification adjustments (1)
Due from affiliates	(13,930)
Investments	(2,267,673)
Accrued performance fees	1,344,347
Other investments	894,741
Other assets	105,092
Subtotal for reclassification adjustments	62,577
Total Book Assets	$2,892,748
Total GAAP Liabilities	1,700,572
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(8,484)
Derivative liabilities of Public SPACs	(13,048)
Deferred underwriting	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(56,532)
Impact of other consolidated entities
Accounts payable and accrued expenses	(131,737)
Due to affiliates	(820,998)
Operating lease liability	(177,003)
Other liabilities	(61,052)
Subtotal for other consolidated entities	(1,190,790)
Reclassification adjustments (1)
Accounts payable and accrued expenses	522,653
Due to affiliates	(6,002)
Other liabilities	(190)
Subtotal for reclassification adjustments	516,461
Total Book Liabilities	$969,711
Total GAAP Redeemable equity from consolidated Public SPACs	$1,000,027
Impact of consolidated TPG Funds and Public SPACs (2)	(1,000,027)
Total Book Redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$6,261,414
Impact of consolidated TPG Funds and Public SPACs	32,093
Impact of other consolidated entities	(6,068,125)
Reclassification adjustments (1)	1,697,655
Net Book Value	$1,923,037
(1)Certain amounts were reclassified to reflect how we utilize our Non-GAAP balance sheet measures. We separately analyze our investments on a Non-GAAP basis between accrued performance fees and other investments, which consists of co-investments into our funds and other equity method investments. Additionally, we reclassified GAAP financial statement amounts due from affiliates and certain amounts within other assets, net for Non-GAAP purposes and reclassified GAAP financial statement amounts due to affiliates and other liabilities within accounts payable, accrued expenses and other for Non-GAAP purposes.
(2)The $1,000.0 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form GAAP Partners’ Capital in the accompanying Consolidated Financial Statements.

Operating Metrics
We monitor certain operating metrics that are common to the asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include those of our former affiliate or other investments that will not be included in the TPG Operating Group.
Assets Under Management
AUM represents the sum of (i) fair value of the investments and financial instruments held by our TPG funds managed by us, plus the capital that we are entitled to call from investors in those funds and co-investors, pursuant to the terms of their respective capital commitments, net of outstanding leverage, including capital commitments to funds that have yet to commence their investment periods; (ii) the net asset value of our hedge funds and funds of hedge funds; (iii) the gross amount of assets (including leverage) for our mortgage REITs; and (iv) IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our SPACs upon the consummation of a business combination. Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage or calculated pursuant to any regulatory definitions.
The tables below present rollforwards of our total AUM for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Balance as of Beginning of Period	$89,526	$84,994	$79,994
Capital Raised	20,456	7,016	7,815
Realizations	(25,389)	(10,673)	(12,103)
Changes in Investment Value (1)	29,025	8,189	9,288
AUM as of end of period	$113,618	$89,526	$84,994
___________
(1) Changes in investment value consists of changes in fair value, Capital Invested and Available Capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Capital	$55,337	$49,761	$50,852
Growth	21,960	16,388	13,138
Impact	13,549	5,941	5,150
Real Estate	12,678	10,380	11,776
Market Solutions	10,094	7,056	4,078
AUM as of end of period	$113,618	$89,526	$84,994
AUM increased from approximately $89.5 billion as of December 31, 2020 to approximately $113.6 billion as of December 31, 2021. During the year ended December 31, 2021, new capital of $20.5 billion was raised primarily attributable to Rise Climate within the Impact platform, TTAD II and Growth V within the Growth platform, TAC+ within the Real Estate platform and AAF within the Capital platform. Realizations totaled $25.4 billion and were primarily attributable to the Capital platform, including TPG VI, TPG VII and TPG VIII and Growth III within the Growth platform. These were offset by portfolio realized and unrealized appreciation of 38% recognized for the year ended December 31, 2021.
AUM increased from approximately $85.0 billion as of December 31, 2019 to approximately $89.5 billion as of December 31, 2020. During the year ended December 31, 2020, new capital raised was $7.0 billion in the Growth platform for Growth V and the Market Solutions platform for TSCF, TPEP and TPG Pace and changes in investment value of $8.2 billion primarily attributable to TPG VII within the Capital platform and Growth III within the Growth platform. This was partially offset by realizations of $10.7 billion primarily driven by the Capital platform, including TPG VI and TPG VII, and the Growth platform, primarily Growth II and Growth III.
Fee Earning Assets Under Management
Fee earning AUM or “FAUM” represents only the AUM from which we are entitled to receive management fees. FAUM is the sum of all the individual fee bases that are used to calculate our management fees and differs from AUM in the following respects: (i) assets and commitments from which we are not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which we are entitled to receive only performance allocations or are otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in our private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are generally not impacted by changes in the fair value of underlying investments. We believe this measure is useful to investors as it provides additional insight into the capital base upon which we earn management fees. Our definition of FAUM is not based on any definition of AUM or FAUM that is set forth in the agreements governing the investment funds and products that we manage.
The table below present rollforwards of our FAUM for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Balance as of Beginning of Period	$50,655	$49,899	$36,376
Fee Earning Capital Raised(1)	10,443	4,398	17,548
Net Change in Actively Invested Capital(2)	(1,003)	(2,213)	(353)
Reduction in Fee Base of Certain Funds(3)	(1)	(1,429)	(3,672)
FAUM as of end of period	$60,094	$50,655	$49,899
___________
(1)Fee Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments were activated during the period.
(2) Net Change in Actively Invested Capital includes capital invested during the period, net of return of capital distributions and changes in net asset value of hedge funds. It also includes adjustments related to funds with a fee structure based on the lower of cost or fair value.
(3)Reduction in Fee Base represents decreases in the fee basis for funds where the investment or commitment fee period has expired, and the fee base has reduced from commitment base to actively invested capital. It also includes reductions for funds that are no longer fee paying.
FAUM increased from $50.7 billion from December 31, 2020 to $60.1 billion as of December 31, 2021. The increase was primarily related to fee earning capital raised activity totaling $10.4 billion related to the Impact and Growth platforms. For the year ended December 31, 2021, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.30%.
FAUM was relatively unchanged between December 31, 2019 and 2020, and increased by $13.5 billion between December 31, 2018 and 2019. The increase in FAUM during 2019 primarily relates to the activation of TPG VIII and THP within the Capital platform. For the year ended December 31, 2020, annualized weighted average management fees were 1.23%.

The following table summarizes our FAUM by platform as of December 31, 2021, 2020 and 2019:

	As of December 31,
	2021	2020	2019

	($ in millions)
Capital	$26,208	$27,381	$28,986
Impact	10,801	4,439	2,971
Growth	10,514	8,397	8,044
Market Solutions	6,336	4,534	3,695
Real Estate	6,235	5,904	6,203
FAUM as of end of period	$60,094	$50,655	$49,899
FAUM increased from approximately $50.7 billion as of December 31, 2020 to approximately $60.1 billion as of December 31, 2021. The increase was primarily attributable to the closings of Rise Climate within the Impact platform in 2021, the final closing of Growth V within the Growth platform during the third quarter of 2021, and the acquisition of NewQuest offset by net change in actively invested capital of TPG VII within the Capital platform.
FAUM remained relatively constant as of December 31, 2019 and 2020. The slight increase was primarily driven by the additional capital raises for Rise II, Growth V and TPEP. This was partially offset by a reduction in actively invested capital associated with TPG VII within the Capital platform.
Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds. We believe this measure is useful to investors as it provides additional insight into the accrued performance allocations to which the TPG Operating Group Common Unit holders are expected to receive. This measure has been adjusted for Reorganization transfers as of December 31, 2021. Refer to the “Unaudited Pro Forma Non-GAAP Balance Sheet Financial Measures” for additional details.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of December 31, 2021 and 2020:

	As of December 31
	2021	2020

	($ in millions)
Fund Vintage
2014 & Prior	$59	$625
2015	386	915
2016	18	1
2017	435	156
2018	95	62
2019	245	44
2020	68	14
2021	40	—
Net Accrued Performance Allocations	$1,346	$1,817

	As of December 31
	2021	2020

	($ in millions)
Platform
Capital	$856	$1,168
Growth	289	511
Impact	89	64
Market Solutions	74	22
Real Estate	38	52
Net Accrued Performance Allocations	$1,346	$1,817
Key TPG funds that drove the net accrued performance allocations included TPG VII, TPG VIII, Asia VI, Asia VII and Growth III as of December 31, 2021 and TPG VI, TPG VII, Asia VI and Growth III as of December 31, 2020.
We also utilize Performance Allocation Generating AUM and Performance Allocation Eligible AUM as key metrics to understand AUM that could produce performance allocations. Performance Allocation Generating AUM refers to the AUM of funds we manage that are currently above their respective hurdle rate or preferred return, and profit of such funds are being allocated to, or earned by, us in accordance with the applicable limited partnership agreements or other governing agreements. Performance Allocation Eligible AUM refers to the AUM that is currently, or may eventually, produce performance allocations. All funds for which we are entitled to receive a performance allocation or incentive fee are included in Performance Allocations Eligible AUM.
Performance Allocation Generating AUM totaled $78.0 billion and $49.1 billion as of December 31, 2021 and December 31, 2020, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $102.1 billion and $81.6 billion as of December 31, 2021 and December 31, 2020, respectively.
AUM Subject to Fee Earning Growth
AUM Subject to Fee Earning Growth represents capital commitments that when deployed have the ability to grow our fees through earning new management fees (AUM Not Yet Earning Fees) or when capital is invested and management fees can be charged at a higher rate (FAUM Subject to Step-Up).
AUM Not Yet Earning Fees represents the amount of capital commitments to TPG investment funds and co-investment vehicles that has not yet been invested or considered active, and as this capital is invested or activated, the fee-paying portion will be included in FAUM. FAUM Subject to Step-Up represents capital raised within certain funds where the management fee rate increases once capital is invested. Subject to certain limitations, limited partners in these funds pay a lower fee on committed and undrawn capital. As capital is drawn down for investments, the fees paid on that capital increases. FAUM Subject to Step-Up is included within FAUM.

The table below reflects AUM Subject to Fee Earning Growth by platform as of December 31, 2021, 2020 and 2019:

	As of December 31,
	2021	2020	2019

	($ in millions)
AUM Not Yet Earning Fees:
Growth	$3,279	$1,518	$1,943
Real Estate	1,201	255	331
Market Solutions	1,056	1,108	—
Capital	1,054	1,436	1,823
Impact	258	300	1,929
Total AUM Not Yet Earning Fees	$6,848	$4,617	$6,026

FAUM Subject to Step-Up:
Capital	$1,865	$3,388	$4,327
Real Estate	678	2,230	2,904
Total FAUM Subject to Step-Up:	2,543	5,618	7,231
Total AUM Subject to Fee Earning Growth	$9,391	$10,235	$13,257
As of December 31, 2021, AUM Not Yet Earning Fees was $6.8 billion, which primarily consisted of TPG VII within the Capital platform, TTAD II within the Growth platform, TACP within the Real Estate platform and TSCF within the Market Solutions platform.
As of December 31, 2020, AUM Not Yet Earning Fees was $4.6 billion, which primarily consisted of TPG VII within the Capital platform and TSCF within the Market Solutions platform. As of December 31, 2019, AUM Not Yet Earning Fees was $6.0 billion, which primarily consisted of Rise II within the Impact platform. Rise II was activated in the year ended December 31, 2020.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.50% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of December 31, 2021, as well as December 31, 2020 and 2019 relates to TPG VIII and THP within the Capital platform and TREP III within the Real Estate platform.
Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Impact	$7,172	$423	$1,760
Growth	4,893	1,882	514
Capital	4,174	1,546	3,525
Market Solutions	2,247	3,136	1,756
Real Estate	1,970	29	260
Total Capital Raised	$20,456	$7,016	$7,815

Capital raised totaled approximately $20.5 billion for the year ended December 31, 2021. This was attributable to the first closing of Rise Climate within the Impact platform, TTAD II and Growth V within the Growth platform, AAF within the Capital platform and TAC+ within the Real Estate platform during the year ended December 31, 2021.
Capital raised activity decreased from approximately $7.8 billion for the year ended December 31, 2019 to approximately $7.0 billion for the year ended December 31, 2020. Capital raised during 2020 was attributable to the closings TPG VIII and THP within the Capital platform, Rise II within the Impact platform and TPG Pace within the Market Solutions platform.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of December 31, 2021, 2020 and 2019:

	As of December 31,
	2021	2020	2019

	($ in millions)
Capital	$10,696	$15,549	$18,515
Impact	7,951	2,441	3,140
Growth	4,943	2,995	3,175
Market Solutions	2,552	2,158	—
Real Estate	2,278	2,538	3,285
Available Capital	$28,420	$25,681	$28,115
Available capital increased from approximately $25.7 billion as of December 31, 2020 to approximately $28.4 billion as of December 31, 2021. The increase was attributable to capital raised in Rise Climate within the Impact platform and TTAD II in the Growth platform and TAC + within the Real Estate platform, offset by a decrease in TPG VIII within the Capital platform.
Available capital decreased from approximately $28.1 billion as of December 31, 2019 to approximately $25.7 billion as of December 31, 2020. The decline was primarily attributable to TPG VIII, THP and Asia VII within the Capital platform, Growth IV within the Growth platform and TREP III within the Real Estate platform as a result of new investments. The decrease was partially offset by new capital raised in Growth V within the Growth platform and TSCF within the Market Solutions platform.
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. We believe this measure is useful to investors as it measures capital deployment across TPG. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Capital	$10,624	$5,896	$3,977
Real Estate	4,537	1,493	3,585
Growth	3,333	1,956	2,390
Impact	1,711	556	543
Market Solutions	1,434	—	228
Capital Invested	$21,639	$9,901	$10,723
Capital invested increased to $21.6 billion for the year ended December 31, 2021 compared to $9.9 billion for the year ended December 31, 2020, which was primarily attributable to TPG VIII and AAF within the Capital platform, TRTX within the Real Estate platform, Growth V within the Growth platform, Rise II within the Impact platform, and TPG Pace within the Market Solutions platform.
Capital invested decreased for the year ended December 31, 2020 compared to December 31, 2019, which was primarily attributable to a lower level of capital deployed within the Real Estate platform, as well as Growth II Gator within the Growth platform. The decrease was partially offset by increased capital deployment within the Capital platform, specifically TPG VIII.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. We believe this measure is useful to investors as it drives investment gains and performance allocations. The table below presents realizations by platform for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

	($ in millions)
Capital	$15,773	$6,967	$6,985
Growth	4,423	1,798	2,418
Real Estate	3,022	1,830	2,444
Impact	1,131	78	28
Market Solutions	1,040	—	228
Total Realizations	$25,389	$10,673	$12,103
Realizations increased to $25.4 billion for the year ended December 31, 2021 compared to $10.7 billion for the year ended December 31, 2020. This was primarily attributable to a higher pace of realization activities in TPG VI, TPG VII and TPG VII Co-Invest within the Capital platform and Growth III and VI within the Growth platform.
Realizations decreased to $10.7 billion for the year ended December 31, 2020 compared to $12.1 billion for the year ended December 31, 2019. This was primarily attributable to reduced realization activities in TRTX within the Real Estate platform, Growth II within the Growth platform and no business combinations associated with our consolidated Public SPACs in the Market Solutions platform in 2020.
Fund Performance Metrics
Fund performance information for our investment funds as of December 31, 2020 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with

GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A—Risk Factors—Risks Related to Our Business—The historical returns attributable to our funds should not be considered as indicative of the future results of us or our funds or any returns expected on an investment in our Class A common stock.”
The following tables reflect the performance of our funds as of December 31, 2021 and supersede the preliminary estimated financial information presented in our Current Report on Form 8-K filed on February 18, 2022:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,728	6	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,060	17	22,077	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	32,613	1,144	33,757	14%	1.8x	10%	1.5x
TPG VII	2015	10,495	10,000	13,785	8,853	22,638	28%	2.2x	21%	1.9x
TPG VIII	2019	11,505	7,949	1,659	9,847	11,506	86%	1.6x	50%	1.4x
Capital Funds		69,827	65,922	105,007	19,867	124,874	23%	1.9x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	4,977	642	5,619	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,136	2,263	4,936	7,199	20%	2.3x	15%	1.9x
Asia VII	2017	4,630	4,066	1,045	6,251	7,296	39%	1.9x	26%	1.6x
Asia Funds		14,514	13,527	17,430	11,829	29,259	21%	2.2x	15%	1.8x
THP	2019	2,704	1,540	262	2,240	2,502	90%	1.9x	52%	1.5x
Continuation Vehicles
TPG AAF	2021	1,317	1,167	24	1,370	1,394	NM	NM	NM	NM
TPG AION	2021	207	207	—	207	207	NM	NM	NM	NM
Continuation Vehicles		1,524	1,374	24	1,577	1,601	NM	NM	NM	NM
Platform: Capital (excl-Legacy) (15)		88,569	82,363	122,723	35,513	158,236	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	70	230	300	22%	1.4x	13%	1.3x
Platform: Capital		88,872	82,569	122,793	35,743	158,536	23%	2.0x	15%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,851	72	1,923	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,184	4,651	617	5,268	22%	2.5x	16%	2.0x
Growth III	2015	3,128	3,085	4,178	2,715	6,893	32%	2.2x	23%	1.8x
Growth IV	2017	3,739	3,156	1,088	4,762	5,850	33%	1.8x	22%	1.5x
Gator	2019	726	685	581	613	1,194	47%	1.7x	35%	1.5x
Growth V	2020	3,558	1,907	—	2,475	2,475	NM	NM	NM	NM
Growth Funds		14,456	12,276	12,349	11,254	23,603	22%	2.0x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
TDM	2017	510		406	—	815	815	30%	2.0x	24%	1.8x
TTAD I	2018	1,574		1,497	259	2,431	2,690	60%	1.9x	49%	1.7x
TTAD II	2021	2,501		518	—	518	518	NM	NM	NM	NM
Platform: Growth (excl-Legacy) (15)		19,041		14,697	12,608	15,018	27,626	23%	2.0x	16%	1.7x
Legacy Funds
Biotech III	2008	510		468	934	577	1,511	18%	3.2x	13%	2.5x
Biotech IV	2012	106		99	121	5	126	8%	1.3x	3%	1.1x
Biotech V	2016	88		78	19	69	88	5%	1.1x	1%	1.0x
ART	2013	258		239	27	260	287	4%	1.2x	—%	1.0x
Platform: Growth		20,003		15,581	13,709	15,929	29,638	22%	2.0x	16%	1.7x

Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,775	846	2,799	3,645	32%	2.1x	22%	1.7x
Rise II	2020	2,176		1,284	12	1,737	1,749	164%	1.6x	82%	1.3x
The Rise Funds		4,282		3,059	858	4,536	5,394	37%	1.9x	25%	1.6x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		407	7	535	542	14%	1.3x	7%	1.1x
Rise Climate	2021	6,731		137	—	139	139	NM	NM	NM	NM
Platform: Impact		11,967		3,736	1,233	5,210	6,443	34%	1.9x	23%	1.5x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,068	11	1,079	21%	1.9x	16%	1.6x
TPG RE II	2014	2,065		2,186	2,970	695	3,665	31%	1.8x	21%	1.6x
TPG RE III	2018	3,722		3,601	1,078	3,537	4,615	41%	1.4x	30%	1.3x
TPG Real Estate Partners		6,865		6,363	5,116	4,243	9,359	27%	1.6x	20%	1.4x
TRTX	2014	1,916	14	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,540		595	24	571	595	NM	NM	NM	NM
Platform: Real Estate		10,321		6,958	5,140	4,814	9,954	27%	1.6x	20%	1.4x

Platform: Market Solutions
TPEP Long/Short	NM	NM		NM	NM	3,030	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM		NM	NM	2,102	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	1,108		100	—	109	109	NM	NM	NM	NM
NewQuest I	2011	234		291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II	2013	310		337	544	228	772	27%	2.3x	21%	1.9x
NewQuest III	2016	541		498	267	664	931	23%	1.8x	15%	1.5x
NewQuest IV	2020	1,000		611	5	846	851	112%	1.5x	56%	1.3x
Platform: Market Solutions (12)		3,193		1,837	1,583	6,979	3,430	40%	2.0x	28%	1.6x

Discontinued Funds (16)		5,870		4,103	5,302	—	5,302	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		133,091		109,591	143,287	67,534	205,689	23%	2.0x	15%	1.7x
Total		$140,226		$114,784	$149,760	$68,675	$213,303	22%	1.9x	14%	1.6x
___________

Note: Past performance is not indicative of future results.
(1)Vintage Year, with respect to an investment or group of investments, as applicable, represents the year such investment, or the first investment in such a group, was initially consummated by the fund. For follow-on investments, Vintage Year represents the year that the fund’s first investment in the relevant company was initially consummated. Vintage Year, with respect to a fund, represents the year in which the fund consummated its first investment (or, if earlier, received its first capital contributions from investors). We recently adopted this standard for fund Vintage Year to better align with current market and investor benchmarking practices. For consistency with prior reporting, however, the Vintage Year classification of any fund that held its initial closing before 2018 remains unchanged and represents the year of such fund’s initial closing.
(2)Capital Committed represents the amount of inception to date commitments a particular fund has received.
(3)Capital Invested, with respect to an investment or group of investments, as applicable, represents cash outlays by the fund for such investment or investments (whether funded through investor capital contributions or borrowing under the fund’s credit facility), including capitalized expenses and unrealized bridge loans allocated to such investment or investments. Capital Invested may be reduced after the date of initial investment as a result of sell-downs. This does not include proceeds eligible for recycling under fund limited partnership agreements. Capital Invested does not include interest expense on borrowing under the fund’s credit facility.
(4)Realized Value, with respect to an investment or group of investments, as applicable, represents total cash received or earned by the fund in respect of such investment or investments through the quarter end, including all interest, dividends and other proceeds. Receipts are recognized when cash proceeds are received or earned. Proceeds from an investment that is subject to pending disposition are not included in Realized Value and remain in Unrealized Value until the disposition has been completed and cash has been received. Similarly, any proceeds from an investment that is pending liquidation, or a similar event are not included in Realized Value until the liquidation or similar event has been completed. In addition, monitoring, transaction and other fees are not included in Realized Value but are applied to offset management fees to the extent provided in the fund’s partnership agreement.
(5)Unrealized Value, with respect to an investment in a publicly traded security, is based on the closing market price of the security as of the quarter end on the principal exchange on which the security trades, as adjusted by the general partner for any restrictions on disposition. Unrealized Value, with respect to an investment that is not a publicly traded security, represents the general partner’s estimate of the unrealized fair value of the fund’s investment, assuming a reasonable period of time for liquidation of the investment, and taking into consideration the financial condition and operating results of the portfolio company, the nature of the investment, applicable restrictions on marketability, market conditions, foreign currency exposures and other factors the general partner may deem appropriate. Where applicable, such estimate has been adjusted from cost to reflect (i) company performance relative to internal performance markers and the performance of comparable companies; (ii) market performance of comparable companies; and (iii) recent, pending or proposed transactions involving us, such as recapitalizations, initial public offerings or mergers and acquisitions. Given the nature of private investments, valuations necessarily entail a degree of uncertainty and/or subjectivity. There can be no assurance that expected transactions will actually occur or that performance markers will be achieved, and therefore actual value may differ from such estimated value and these differences may be material and adverse. Except as otherwise noted, valuations are as of the quarter end.
(6)Total Value, with respect to an investment or group of investments, as applicable, is the sum of Realized Value and Unrealized Value of such investment or investments.
(7)Gross IRR and Gross MoM are calculated by adjusting Net IRR and Investor Net MoM to generally approximate investor performance metrics excluding management fees, fund expenses (other than interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments) and performance allocations. With respect to interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments, we have assumed that investor capital contributions were made in respect thereof as of the midpoint of each relevant quarter in which such amounts were incurred. We have further assumed that distributions to investors occurred in the middle of the month in which the related proceeds were received by the fund. Like the Net IRR, Gross IRR and Gross MoM (i) do not reflect the effect of taxes borne, or to be borne, by investors and (ii) excludes amounts attributable to the fund’s general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Such Gross IRR and Gross MoM represent an average of returns for all included investors and does not necessarily reflect the actual return of any particular investor. Gross IRR and Gross MoM are an approximation calculated by adjusting historical data using estimates and assumptions that we believe are appropriate for the relevant fund, but that inherently involve significant judgment. For funds that engaged in de minimis or no fund-level borrowing, Gross IRR is the discount rate at which (i) the present value of all Capital Invested in an investment or investments is equal to (ii) the present value of all realized and unrealized returns from such investment or investments. In this scenario, Gross IRR, with respect to an investment or investments, has been calculated based on the time that capital was invested by the fund in such investment or investments and that distributions were received by the fund in respect of such investment or investments, regardless of when capital was contributed to or distributed from the fund. Gross IRR does not reflect the effect of management fees, fund expenses, performance allocations or taxes borne, or to be borne, borne, by investors in the fund and would be lower if it did. For funds that engaged in de minimis or no fund-level borrowing, Gross MoM represents the multiple-of-money on capital invested by the fund for an investment or investments and is calculated as Total Value divided by Capital Invested (i.e., cash outlays by the fund for such investment or investments, whether funded through investor capital contributions or borrowing under the fund’s credit facility). Gross MoM is calculated on a gross basis and does not reflect the effect of management fees, fund expenses, performance allocations or taxes borne, or to be borne, by investors in the fund, and would be lower if it did.
(8)Net IRR represents the compound annualized return rate (i.e., the implied discount rate) of a fund, which is calculated using investor cash flows in the fund, including cash received from capital called from investors, cash distributed to investors and the investors’ ending capital balances as of the quarter end. Net IRR is the discount rate at which (i) the present value of all capital contributed by investors to the fund (which excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital) is equal to (ii) the present value of all cash distributed to investors and the investors’ ending capital balances. Net IRR reflects the impact of management fees, fund expenses (including interest expense arising from amounts borrowed under the fund’s credit facility) and performance allocations, but does not reflect the effect of taxes borne, or to be borne, by investors. The Net IRR calculation assumes that investor contributions and distributions occurred in the middle of the month in which they were made. The Net IRR calculation excludes amounts attributable to the general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Net IRR represents an average return for all included investors and does not necessarily reflect the actual return of any particular investor. Net IRR for a platform does not include the cash flows for funds that are not currently presenting a Net IRR to their investors.
(9)Investor Net MoM, with respect to a fund, represents the multiple-of-money on contributions to the fund by investors. Investor Net MoM is calculated as the sum of cash distributed to investors and the investors’ ending capital balances as of the quarter end, divided by the amount of capital contributed to the fund by investors (which amount excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital). Investor Net MoM reflects the impact of management fees, fund expenses (including interest expense arising from amounts borrowed under the fund’s credit facility) and performance allocations, but does not reflect the effect of taxes borne, or to be borne, by investors. The Investor Net MoM calculation excludes amounts attributable to the fund’s general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Investor Net MoM represents an average multiple-of-money for all included investors and does not necessarily reflect the actual return of any particular investor.
(10)“NM” signifies that the relevant data would not be meaningful. Gross IRR and Gross MoM generally deemed “NM” during its initial period of operation, but in no event for more than two years after the date of the fund’s first investment; in this period, we believe that these metrics do not accurately represent a fund’s overall performance given the impact of organizational costs and other fees and expenses that are typically incurred early in the life of a fund. NM can also be used when the presented metric is not applicable to the product being shown. Net IRR and Investor Net MoM for a fund are generally deemed “NM” during its initial period of operation, but in no event for more than two years after the date of the fund’s first investment; in this period, TPG believes that these metrics do not accurately represent a fund’s overall performance given the impact of organizational costs and other fees and expenses that are typically incurred early in the life of a fund.
(11)Amounts shown are in US dollars. When an investment is made in another currency, (i) Capital Invested is calculated using the exchange rate at the time of the investment, (ii) Unrealized Value is calculated using the exchange rate at the quarter end and (iii) Realized Value reflects actual US dollar proceeds to the fund. A fund may enter into foreign currency hedges in connection with an investment made in a currency other than US dollars. Capital Invested with respect to such investment includes the cost of establishing foreign currency hedges. For hedges entered into to facilitate payment of the purchase price for an investment, gains or losses on such hedges are applied, respectively, to reduce or increase Capital Invested with respect to such investment. Thereafter during the life of such investment, (i) Capital Invested includes any inception-to-date net realized losses on such hedges, (ii) Unrealized Value includes the unrealized fair value of such hedges as estimated by the general partner and (iii) Realized Value includes any inception-to-date net realized gain on such hedges. For hedges entered into in anticipation of receipt of exit proceeds, (i) losses on such hedges are first applied to offset exit proceeds, with any remaining losses applied to increase Capital Invested and (ii) gains on such hedges are first applied to reverse any inception-to-date net realized losses that were previously included in Capital Invested, with any remaining gains applied to increase Realized Value. Where a foreign currency hedge is implemented as part of the investment structure below the fund, such hedge is similarly reflected in Capital Invested and Realized Value to the extent that there are corresponding cash outflows from and inflows to the fund in respect of such hedge, and otherwise is included in Unrealized Value.
(12)Our special purpose acquisition companies (“SPACs”) which include Pace Holdings Corp., TPG Pace Holdings Corp., TPG Pace Tech Opportunities Corp., TPG Pace Beneficial Finance Corp., TPG Pace Energy Holdings Corp., TPG Pace Solutions Corp., TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp. within the Market Solutions platform are not reflected. Gross IRR, Gross MoM and Net IRR are not meaningful for SPAC products as they are designed to identify an investment and merge to become a public company.
(13)As of December 31, 2021, TPEP Long/Short had estimated inception-to-date gross returns of 147% and net returns of 108%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of December 31, 2021, TPEP Long Only had estimated inception-to-date gross returns of 34% and net returns of 34%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
(14)Capital Committed for TRTX includes $1,201 million of private capital raised prior to TRTX’s initial public offering and $716 million issued during and subsequent to TRTX’s initial public offering.
(15)Legacy funds represent funds whose strategies are not expected to have successor funds but that have not yet been substantially wound down.
(16)Discontinued funds represent legacy funds that have substantially been wound down or are fully liquidated. The following TPG funds are considered discontinued: Latin America, Aqua I, Aqua II, Ventures, Biotech I, Biotech II, TPG TFP, TAC 2007 and DASA PE.
(17)Total TPG track record amounts do not include results from RMB - Shanghai and RMB - Chongqing or China Ventures, a joint venture partnership.
Liquidity and Capital Resources
Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit agreement, along with the proceeds from the IPO, are sufficient to meet our projected operating and debt service requirements for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.

The following table presents a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
Net cash provided by operating activities	$1,474,820	$95,393	$828,118
Net cash (used in) provided by investing activities	(37,745)	(108,096)	17,404
Net cash (used in) provided by financing activities	(1,322,566)	250,329	(825,386)
Net increase in cash and cash equivalents	$114,509	$237,626	$20,136
Cash and cash equivalents, beginning of period	871,355	633,729	613,593
Cash and cash equivalents, end of period	$985,864	$871,355	$633,729
As of December 31, 2021, TPG’s total liquidity was $1,302.7 million, comprised of $972.7 million of cash and cash equivalents, excluding $13.1 million of restricted cash, as well as $300.0 million and $30.0 million of incremental borrowing capacity under the Revolving Credit Facility to Affiliate and the Subordinated Credit Facility, respectively. Total cash of $985.9 million as of December 31, 2021 is comprised of $242.4 million of cash that is attributable to the TPG Holdings Companies and on balance sheet securitization vehicles. Total liquidity increased by $164.5 million or 24% relative to $1,138.2 million as of December 31, 2020. This increase was the result of $114.5 million net increase in cash and cash equivalents primarily due to $1,474.8 million of net cash provided by operating activities offset by $1,322.6 million of net cash used in financing activities and $37.7 million of net cash used in investing activities.
Our operating activities primarily consist of investment management activities. The primary sources of cash within the operating activities section include: (i) management fees, (ii) monitoring, transaction and other fees, (iii) realized capital allocation-based income and (iv) investment sales from our consolidated funds. The primary uses of cash within the operating activities section include: (i) compensation and non-compensation related expenses and (ii) investment purchases from our consolidated funds. Additionally, operating activities also reflect the activity of our consolidated TPG Funds and Public SPACs, which primarily include proceeds from sales of investments offset by cash outflows for purchases of investments and deposits of SPAC IPO proceeds into trust accounts.
Operating activities provided $1,474.8 million and $95.4 million for the years ended December 31, 2021 and 2020, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $2,179.1 million and $754.9 million for the years ended December 31, 2021 and 2020, respectively. This was partially offset by purchases of investments totaling $173.9 million and $84.1 million for the years ended December 31, 2021 and 2020, respectively.
Operating activities provided $95.4 million and $828.1 million of cash for the years ended December 31, 2020 and 2019, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $754.9 million and $530.2 million for the years ended December 31, 2020 and 2019, respectively, as well as fee revenues. This was partially offset by purchases of investments totaling $84.1 million and $77.9 million for the years ended December 31, 2020 and 2019, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from a note receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and purchases of collateralized loan obligations.
Investing activities used $37.7 million and $108.1 million of cash during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, cash used by investing activities is primarily related to transfers related to the Reorganization, offset by repayments of notes receivable from our affiliates and cash acquired, net of cash consideration, related to the acquisition of NewQuest. During the year ended December 31, 2020, cash used in investing activities primarily reflects the reduction of cash related to the effect of deconsolidation of our former affiliate.
Investing activities used $108.1 million of cash during the year ended December 31, 2020 and provided $17.4 million cash during the year ended December 31, 2019. During the year ended December 31, 2020, cash used in investing activities primarily reflects the reduction of cash related to the effect of deconsolidation of our former affiliate. During the year ended December 31, 2019, cash provided by investing activities primarily reflects the net cash amounts received from a note receivable from affiliates.
Financing Activities
Our financing activities reflect our capital markets transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and notes issuances. The primary uses of cash within the financing activities section include distributions to partners and non-controlling interests and repayments of debt and notes. Net cash provided by financing activities also reflects the financing activity of our consolidated funds, which primarily include cash inflows and outflows from consolidated funds related to their capital activity.
Financing activities used $1,322.6 million of cash during the years ended December 31, 2021 and provided $250.3 million of cash during the years ended December 31, 2020. During the year ended December 31, 2021, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Revolving Credit Facility to Affiliate, and payments of underwriting and offering costs, which is partially offset by the net impact of redeemable equity raised in our consolidated Public SPACs and proceeds received under the Senior Unsecured Term Loan. During the year ended December 31, 2020, cash provided by financing activities primarily reflects the net impact of redeemable equity raised in our consolidated Public SPACs, partially offset by the distributions to partners and non-controlling interests.
Financing activities provided $250.3 million of cash during the year ended December 31, 2020 and used cash of $825.4 million for the year ended December 31, 2019. During the year ended December 31, 2020, cash provided by financing activities primarily reflects the net impact of redeemable equity raised in our consolidated Public SPACs, partially offset by the distributions to partners and non-controlling interests. During the years ended December 31, 2019, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, partially offset by the proceeds from the Series A and B Securitization Notes issuances.
Credit Facilities
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of TPG Operating Group. In July 2021, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2022 to August 2023. The interest rate for borrowings under the Subordinated Credit Facility is calculated at the LIBOR rate at the time of borrowing plus 2.25%.
During the year ended December 31, 2021, the subsidiary neither borrowed nor made repayments on the Subordinated Credit Facility. During the year ended December 31, 2020, the subsidiary borrowed $55.0 million and made repayments of $55.0 million on the Subordinated Credit Facility, leaving a zero balance as of December 31, 2020. During the year ended December 31, 2019, the subsidiary borrowed $3.0 million and made repayments of $3.0 million on the Subordinated Credit Facility, with no outstanding borrowings as of December 31, 2019.
During each of the years ended December 31, 2021, 2020 and 2019, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of $0.2 million, $0.2 million and $0.1 million, respectively.
Secured Borrowings
Our secured borrowings are issued using on-balance sheet securitization vehicles. The secured borrowings are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The secured borrowings are separated into two tranches. Tranche A secured borrowings (the “Series A Securitization Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest payable semiannually. Tranche B secured borrowings (the “Series B Securitization Notes” or, collectively with the Series A Securitization Notes, the “Securitization Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest payable semiannually. The secured borrowings contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the secured borrowings are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum. Interest expense related to the Securitization Notes for years ended December 31, 2021, 2020 and 2019 was approximately $13.3 million, $13.1 million and $11.9 million, respectively.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of December 31, 2021, we were in compliance with these covenants and conditions.
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). In May 2018, TPG Holdings, L.P. entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including reduced commitments of $300.0 million, an extension of the maturity to May 2023 and the redefinition of certain components of financial covenants. In November 2020, TPG Holdings, L.P. entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including releasing all collateral pledged under the prior Revolving Credit Facility Agreement and extending the maturity to November 2025. In November 2021, TPG Holdings, L.P. entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including that TPG Holdings, L.P. may elect to have (i) TPG Operating Group II, L.P. (f/k/a TPG Holdings II, L.P.) assume its obligations as borrower under the Senior Unsecured Revolving Credit Facility (and thereby release TPG Holdings, L.P. from its obligations as borrower thereunder) and (ii) correspondingly release TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P from their guarantees of the Senior Unsecured Revolving Credit Facility. TPG Holdings, L.P. made such election in conjunction with the Reorganization, upon which TPG Operating Group II, L.P. assumed its obligations as borrower under the Senior Unsecured Revolving Credit Facility (and TPG Holdings, L.P. was thereby released from its obligations as borrower thereunder) and correspondingly, TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P were released from their guarantees of the Senior Unsecured Revolving Credit Facility.
The interest rate for borrowings on the Senior Unsecured Revolving Credit Facility is calculated at the LIBOR rate at the time of the borrowing plus an applicable margin not to exceed 1.75% (subject to credit rating based stepdowns).
During the year ended December 31, 2021, TPG Holdings, L.P. made no borrowings and made repayments of $50.0 million on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at December 31, 2021. During the year ended December 31, 2020, TPG Holdings, L.P. borrowed $150.0 million and made repayments of $100.0 million on the Senior Unsecured Revolving Credit Facility, leaving a balance of $50.0 million as of December 31, 2020. During the year ended December 31, 2019, TPG Holdings, L.P. neither borrowed nor made repayments on the Senior Unsecured Revolving Credit Facility, leaving a zero balance as of December 31, 2019. As of December 31, 2021, $300.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Senior Unsecured Term Loan
In December 2021, TPG Operating Group II, L.P. entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder have agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of December 31, 2021, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and will not be available for our operations.
Tax Receivable Agreement
The future exchanges by owners of Common Units for cash from a substantially concurrent public offering, reorganization or private sale (based on the price per share of the Class A common stock on the day before the pricing of such public offering or private sale) or, at our election, for shares of our Class A common stock on a one-for-one basis (or, in certain cases, for shares of nonvoting Class A common stock) are expected to produce or otherwise deliver to us favorable tax attributes that can reduce our taxable income. We (and our wholly-owned subsidiaries) are a party to a tax receivable agreement, under which generally we (or our wholly-owned subsidiaries) are required to pay the beneficiaries of the Tax Receivable Agreement 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that we actually realize or, in certain circumstances, are deemed to realize as a result of the Covered Tax Items. We generally retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the Tax Receivable Agreement are obligations of TPG Inc. (or our wholly-owned subsidiaries), and we expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. See “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Reorganization- and IPO-Related Transactions—Tax Receivable Agreement.”
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	2027 and Thereafter
Operating lease obligations	$212,630	$26,853	$24,267	$28,479	$27,247	$13,090	$92,694
Debt obligations (1)	450,000	—	—	200,000	—	—	250,000
Interest on debt obligations (2)	326,745	17,035	17,035	16,702	13,035	13,035	249,903
Capital commitments (3)	339,900	339,900	—	—	—	—	—
Total contractual obligations	$1,329,275	$383,788	$41,302	$245,181	$40,282	$26,125	$592,597
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Securitization Notes and our Senior Unsecured Term Loan.
(2)Estimated interest payments on our debt obligations reflect amounts that would be paid over the life on the Securitization Notes based the Series A and B Securitization Notes respective fixed interest rates and assuming the debt is held until final maturity.
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2022” column. We generally utilize proceeds from return of capital distributions and proceeds from Secured Borrowings to help fund these commitments.
Additional Contingent Obligations
As of December 31, 2021 and 2020, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR and $60.7 million related to STAR and TES I, net of tax, respectively, for which a performance allocation reserve was recorded within other liabilities in the consolidated financial statements. The potential liquidation of STAR in 2021 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of December 31, 2021 and 2020 would be $1,500.9 million and $823.0 million on a pre-tax basis, respectively.
As of December 31, 2021 and 2020, we had guarantees outstanding totaling $96.1 million and $30.3 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $139.7 million and $134.5 million, respectively.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition and fair value measurements.
Revenues
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance requires us to assess whether we are the principal versus agent in the arrangement based on the notion of control, which affects recognition of revenue on a gross or net basis. Essentially all of our revenue and operations are directly or indirectly supporting affiliated investment funds and derived from or related to their underlying investments.
Management fees related to our funds are generally based on a fixed percentage of the committed capital or invested capital. The corresponding fee calculations that consider committed capital or invested capital are both objective in nature and therefore do not require the use of significant estimates or assumptions.
Incentive fees are generally calculated as a percentage of the profits earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the AUM or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.
Capital Allocation-Based Income is a disproportionate allocation (typically 20%) of performance allocations. We account for performance allocations under the equity method of accounting. Certain funds will allocate performance allocations to us, based on cumulative fund performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in each respective fund’s governing documents. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. Performance allocations are generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. For any given period, performance allocations on our consolidated statements of operations may include reversals of previously recognized amounts due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund minimum level of returns are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s minimum return levels. Each fund is considered separately in this regard and, for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance allocation would be required to be returned, a liability is established for the potential clawback obligation. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
Fair Value Measurements
GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace—including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of their fair values, as follows:
•Level 1—Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments classified in this category include securities with less liquidity traded in active markets, securities traded in other than active markets, and government and agency securities.
•Level 3—Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the financial instrument.
The fair value of the investments held by TPG funds is the primary input to the calculation of certain of our management fees and performance allocations. The TPG funds are accounted for as investment companies in accordance with GAAP guidance and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
TPG has also elected the fair value option for certain other proprietary investments. TPG is required to measure certain financial instruments at fair value, including equity securities and derivatives.
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Fair Value of Investments or Instruments that are not Publicly Traded
Investments for which market prices are not observable include private investments in the equity or debt of operating companies or real estate properties. Our primary methodology for determining the fair values of such investments is generally the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. We may also choose to incorporate a secondary methodology, generally used to corroborate the results of the market approach. This would typically be the income approach, which provides an indication of fair value based on the present value of cash flows that a business, security or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate and exit multiple. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including direct capitalization method, option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods or recent round of financing.
In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments.
Management Process on Fair Value
Due to the importance of fair value throughout the consolidated financial statements and the significant judgment required to be applied in arriving at those fair values, we have developed a process around valuation that incorporates several levels of approval and review from both internal and external sources. Investments held by TPG funds and investment vehicles are valued on at least a quarterly basis by our internal valuation or asset management teams, which are independent from our investment teams.
For investments valued utilizing a forward-looking market approach and/or income method, and where TPG has information rights, we generally have a direct line of communication with each of the Portfolio Company finance teams and collect financial data used to support projections used in the analysis. The respective business unit’s valuation team or deal team then analyzes the data received and updates the valuation models, reflecting any changes in the underlying forecast, cash flow projections, weighted-average cost of capital, exit multiple and any other valuation input relevant economic conditions.
The results of all valuations of investments held by TPG funds and investment vehicles are reviewed and approved by the relevant Fund’s Valuation Committee. Each Valuation Committee is comprised of at least one member who does not participate in the process of making or disposing of investments. Approval by any member of the Valuation Committee is related to such member’s role in the Committee, such that control function members’ (i.e., those members who do not participate in the process of making or disposing of investments) approval, for example, represents their confirmation that the process was run appropriately and that the deliberations were on the merits. To further corroborate results, each business unit generally engages an external valuation firm to provide positive assurance on a quarterly basis for a majority of Level III investments that have been held by TPG funds and investment vehicles for at least one full quarter. Investments may be excluded from review if the valuation is based on a recent transaction, upcoming transaction or certain categorical deals (e.g., Biotech deals).
The global outbreak of COVID-19 required management to make significant judgments about the ultimate adverse impact of COVID-19 on financial markets and economic conditions, which is uncertain and may change over time. These judgments and estimates were incorporated into the valuation process outlined herein. Management’s policies were unchanged and critical processes were executed in a remote working environment.
Recent Accounting Developments
Information regarding recent accounting developments and their effects to us can be found in Note 2, “Summary of Significant Accounting Policies,” to our audited consolidated financial statements included elsewhere in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. Our management fees, performance allocation and net gains from investments are the primary sources of income that could be impacted. The fair value of investments may fluctuate in response to changes in the values of investments, general equity and other market conditions, and foreign currency exchange rates. Additionally, interest rate movements can adversely impact the amount of interest that we pay on debt obligations bearing variable rates. Although our investment funds share many common themes, each of our platforms runs its own investment and risk management processes, subject to our overall risk tolerance and philosophy. The investment process of our TPG funds involves a comprehensive due diligence approach, including review of reputation of investors and management, company size and sensitivity of cash flow generation, business sector and competitive risks, portfolio fit, exit risks and other key factors highlighted by the deal team. Key investment decisions are subject to approval by the investment committee, which generally includes one or more of the key members of management, one product leader, and one or more advisors and senior investment professionals associated with that particular fund. Once an investment in a portfolio company has been made, our fund teams closely monitor the performance of the portfolio company, generally through frequent contact with management and the receipt of financial and management reports. For the valuation process that is used in the determination of fair value, we assume a reasonable period of time for liquidation of the investment and take into consideration the following: financial condition, the nature of the investment, restrictions on marketability, market conditions, foreign currency exposures and other factors. Throughout this process, we exercise significant judgment and use the best information available as of the measurement date.
Effect on Management Fees
TPG provides investment management services to the funds and other vehicles in exchange for a management fee. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on net asset value (“NAV”) or represent permanent impairments of value. Such management fees will be increased (or reduced) in direct proportion to the effect of changes in the market value of our investments in the related funds. In addition, the terms of the governing agreements with respect to certain of our TPG funds provide that the management fee base will be reduced when the aggregate fair market value of a fund’s investments is below its cost. The proportion of our management fees that are based on NAV is dependent on the number and types of investment funds in existence and the current stage of each fund’s life cycle.
Effect on Performance Allocations
Performance allocations reflect revenue primarily from performance allocations on our TPG funds. In our discussion of “Key Financial Measures” and “Critical Accounting Policies,” we disclose that performance allocations are recognized upon appreciation of the valuation of our TPG funds’ investments above certain return hurdles and are based upon the amount that would be due to TPG at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related performance allocation waterfall. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of performance allocations totaling $1,149.2 million.
Effect on Investment Income
Investment income is earned from our investments in TPG funds and other investments. We record these investments under the equity method of accounting and recognize our pro rata share of income. Net changes in the fair value of the underlying investments of our TPG funds and other investment’s underlying portfolio investments may materiality impact the net gains (losses) from investment activities in our consolidated statement of operations depending upon the respective funds’ performance to date as compared to its hurdle rate. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of investment income totaling $57.7 million.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-USD currencies that may be affected by movements in the rate of exchange between the USD and non-USD currencies. Non-USD denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. We estimate that as of December 31, 2021, if the USD strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) performance allocations would decrease by $363.1 million and (b) net gains from investments would decrease by $17.2 million. The majority of our TPG funds are USD denominated and have functional currency in the USD. As such, our management fees are not significantly impacted by fluctuations in exchange rates.

Interest Rate Risk
Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. We have obligations under our loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The loans generally incur interest at LIBOR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings. Based on our debt obligations payable as of December 31, 2021, we estimate that interest expense relating to variable-rate debt would increase by approximately $0.3 million on an annual basis in the event interest rates were to have been one percentage point during the period.

Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Item 8. Financial Statements
TPG Partners, LLC
TPG Group Holdings (SBS), L.P.

Report of Independent Registered Public Accounting Firm

To the Managing Member of TPG Partners, LLC.
Opinion on the Financial Statement
We have audited the accompanying balance sheet of TPG Partners, LLC (the "Company") as of December 31, 2021, the related statement of loss, member’s interest, and cash flows, for the period from August 18, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from August 18, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit of the financial statements provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

March 29, 2022

We have served as the Company’s auditor since 2021.

TPG PARTNERS, LLC
BALANCE SHEET

December 31, 2021

Assets
Cash and cash equivalents	$1,000
Deferred assets	650
Total assets	$1,650
Liabilities and Member’s Interest
Accrued expenses	27,894
Total liabilities	$27,894

Common interest, no par value	1,000
Accumulated deficit	$(27,244)
Total liabilities and member’s interest	$1,650

TPG PARTNERS, LLC
STATEMENT OF LOSS

August 18, 2021 (inception) to December 31, 2021

Revenues	$—
Expenses	27,244
Net Loss	$(27,244)

TPG PARTNERS, LLC
STATEMENT OF MEMBER’S INTEREST

	Member's interest	Accumulated deficit	Total member's interest
Balance at August 18, 2021 (Inception)	$—	$—	$—
Member capital contribution	1,000	—	1,000
Net Loss	—	(27,244)	(27,244)
Balance at December 31, 2021	$1,000	$(27,244)	$(26,244)

TPG PARTNERS, LLC
STATEMENT OF CASH FLOWS

August 18, 2021 (inception) to December 31, 2021
Operating activities:
Net loss	$(27,244)
Changes in operating assets and liabilities:
Deferred assets	(650)
Accrued expenses	27,894
Net cash provided by operating activities	—
Financing activities:
Contributions from member	1,000
Net cash provided by financing activities	1,000
Net change in cash and cash equivalents	1,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,000

TPG PARTNERS, LLC
Notes to Financial Statements

1.ORGANIZATION
TPG Holdings, LLC (the “Company” or “TPG”) was formed as a Delaware limited liability company on August 4, 2021. On August 18, 2021, the Company filed with the Secretary of State of the State of Delaware to amend the Certificate of Formation to change the name of the Company to TPG Partners, LLC. The Company consists of one class of limited liability company interest, all of which are held by the Company’s sole member, TPG GP A, LLC. The sole member’s liability is limited to its contributed capital. Under the terms of the limited liability company agreement, the Company shall have perpetual existence, unless the member votes for dissolution or dissolution is required by law.
The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of the TPG Operating Group, which will be comprised of TPG Operating Group I, L.P., TPG Operating Group II, L.P., and TPG Operating Group III, L.P. and their respective consolidated subsidiaries as a publicly traded entity (collectively “the TPG Operating Group”). TPG Holdings, LLC and other partners and principals currently operate their business through TPG Operating Group.
Reorganization and Initial Public Offering
The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with the initial public offering (“IPO”) that was completed on January 18, 2022. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant RemainCo I, L.P., Tarrant RemainCo II, L.P., and Tarrant RemainCo III, L.P. (“RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group.
The steps completed on December 31, 2021 by the TPG Operating Group, included the following activities:
•Transferred certain performance allocation economic entitlements to RemainCo. These transfers resulted in an increase of $1,012.1 million of non-controlling interests which is reflected in the Consolidated Statement of Financial Condition.
•Transferred $738.9 million of economic entitlements associated with certain other investments, including our investment in our former affiliate and certain TPG Funds, to RemainCo. This transfer reduced controlling and non-controlling interests by $629.0 and $109.9 million, respectively. Following this transfer, the Company no longer holds more than an insignificant economic interest in the TPG Funds that have been historically consolidated and as a result, deconsolidated those respective TPG Funds. As of December 31, 2021, we continue to consolidate Public SPACs as we continue to be the primary beneficiary.
•Transferred $75.0 million of cash on hand to RemainCo. This transfer reduced controlling and non-controlling interests by $63.4 million and $11.6 million, respectively.
•Certain of the Company’s owners transferred their investment in the Company to an interest in the TPG Operating Group resulting in an increase to non-controlling interests totaling $16.6 million and a related decrease in controlling interests.
The results of these steps in the Reorganization did not have an impact on the Company’s Consolidated Financial Statements as of and for the year-ended December 31, 2021.
On January 12, 2022, the TPG Operating Group completed the remaining steps of the planned Reorganization. The TPG Operating Group created Common Units and issued them to its controlling and non-controlling interest holders. Immediately following the Reorganization, the TPG Operating Group and its subsidiaries were controlled by the same parties and as such, the Reorganization is a transfer of interests under common control.
As part of the Reorganization, the Company changed its name to TPG Inc. and converted to a Delaware corporation.

In conjunction with the IPO, the Company offered 33,900,000 shares of Class A common stock at a price of $29.50 per share, including 5,589,806 shares sold by a non-controlling interest holder of the TPG Operating Group. Additionally, certain pre-IPO investors exchanged their interests in the TPG Operating Group for interests in TPG Inc. totaling 35,136,254 Class A voting and 8,258,901 Class A non-voting common stock. The IPO closed on January 18, 2022, and TPG Inc. received proceeds, net of underwriting discounts and unpaid offering costs, totaling approximately $771.0 million. Net proceeds of $380.1 million were used to purchase Common Units of the TPG Operating Group from certain existing non-controlling interest holders and the remaining net proceeds were used to acquire newly issued Common Units of the TPG Operating Group. As a result of the Reorganization and IPO, TPG Inc. only holds Common Units of the TPG Operating Group.
On February 9, 2022, the Company and the selling stockholder sold an additional 1,775,410 and 1,614,590 Class A common stock respectively at the initial public offering price pursuant to the underwriters’ exercise of their option to purchase additional shares. TPG Inc. received additional net proceeds totaling approximately $49.8 million. The underwriters’ exercise of their option in addition to the IPO related transactions resulted in a total of 70,811,664 and 8,258,901 of Class A voting and Class A non-voting common stock outstanding, respectively. TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26%.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Balance Sheet at December 31, 2021 and the Statement of Loss and Statement of Cash Flows for the period presented.

3.    COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, the Company may be subject to various legal, regulatory and/or administrative proceedings. There are currently no such proceedings to which the Company is a party.
In the ordinary course of business, the Company may enter into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company, but which have not yet occurred. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

4.    SUBSEQUENT EVENTS
In January 2022, TPG Inc. granted the following stock-based awards in connection with its IPO:
•8.3 million restricted stock units (“RSUs”) with a grant date fair value of $243.4 million which are generally satisfied over four years.
•2.2 million RSUs with a grant date fair value of $50.8 million, awarded to certain of the Company’s executives, which are generally satisfied over five years and achievement of a performance-condition.
Other than the Reorganization and IPO described in Note 1 and the event described above, there are no additional subsequent events through the date of issuance of the consolidated financial statements which require adjustment or disclosure.

Report of Independent Registered Public Accounting Firm

To the Partners and the Executive Committee of TPG Group Holdings (SBS), L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of TPG Group Holdings (SBS), L.P. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in partners’ capital, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value — Underlying Investments Without Readily Determinable Fair Values Used in the Calculation of Carried Interest — Refer to Notes 2 and 4 of the financial statements
Critical Audit Matter Description
The Company, as a general partner, is entitled to an allocation of income from certain TPG Funds (“TPG Funds”), assuming certain investment returns are achieved, referred to as “Carried Interest”. Carried Interest is accrued based on cumulative fund performance to date, and after specified investment returns to the TPG Funds’ limited partners are achieved. The fair value of the underlying investments held by the TPG Funds is a significant input into this calculation.
As the fair value of underlying investments varies between reporting periods, adjustments are made to amounts recorded as Carried Interest, which is recorded as revenues, to reflect either (a) positive performance resulting in an increase in the Carried Interest or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Carried Interest. In each case, Carried Interest is calculated on a cumulative basis and cumulative results are compared to amounts previously recorded, with a current period adjustment. Accrued but unpaid Carried Interest as of the reporting date is reflected in Investments in the consolidated statements of financial condition.
We considered the valuation of investments without readily determinable fair values used in the calculation of Carried Interest as a critical audit matter because of the valuation techniques, assumptions, and subjectivity of the unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant investment valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation techniques, assumptions, and unobservable pricing inputs used by management to estimate the fair values of investments with unobservable inputs (“Level III”) included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the design and implementation of controls over the determination of the fair value of Level III Investments.
•We utilized our fair value specialists to assist in the evaluation of management’s valuation methodologies and valuation assumptions, including the unobservable pricing inputs used to estimate fair value. Our fair value specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.
•We assessed the consistency by which management applied its valuation process.
•We evaluated management’s ability to accurately forecast future revenues and/or operating margins by comparing actual results to management’s historical forecasts.
•We evaluated management’s ability to accurately estimate the fair value of Level III investments by comparing the previous estimates of fair value to subsequent market transactions.

/s/ DELOITTE & TOUCHE LLP

Fort Worth, Texas

March 29, 2022

We have served as the Company’s auditor since 2015.

TPG Group Holdings (SBS), L.P.
Consolidated Statements of Financial Condition
(in thousands)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$972,729	$858,220
Restricted cash (1)	13,135	13,135
Due from affiliates	185,321	108,552
Investments (includes assets pledged of $492,276 and $395,172 as of December 31, 2021 and 2020, respectively (1))	6,109,046	4,546,243
Right-of-use assets	157,467	179,600
Other assets	499,850	129,299
Assets of consolidated TPG Funds and Public SPACs (1):
Cash and cash equivalents	5,371	3,705
Assets held in Trust Accounts	1,000,027	800,011
Investments	—	243,361
Due from affiliates	74	1,033
Due from counterparty	—	110,482
Other assets	18,993	6,910
Total assets	$8,962,013	$7,000,551

Liabilities, Redeemable Equity and Partners' Capital
Liabilities
Accounts payable and accrued expenses	$134,351	$67,894
Due to affiliates	826,999	463,385
Secured borrowings, net (1)	244,950	244,642
Senior unsecured term loan	199,494	—
Senior unsecured revolving credit facility	—	50,000
Operating lease liabilities	177,003	195,987
Other liabilities	61,243	67,730
Liabilities of consolidated TPG Funds and Public SPACs (1):
Accounts payable and accrued expenses	8,484	4,057
Securities sold, not yet purchased	—	79,798
Due to affiliates	—	2,561
Due to counterparty	—	12,021
Derivative liabilities of Public SPACs	13,048	263,269
Deferred underwriting	35,000	28,000
Other liabilities	—	494
Total liabilities	1,700,572	1,479,838

Commitments and contingencies (Note 17)

Redeemable equity from consolidated Public SPACs (1)	1,000,027	800,011

Partners' capital
Partners' capital controlling interests	1,606,593	2,460,868
Non-controlling interests in consolidated TPG Funds	—	204,548
Other non-controlling interests	4,654,821	2,055,286
Total partners' capital	6,261,414	4,720,702
Total liabilities, redeemable equity and partners' capital	$8,962,013	$7,000,551
________________
(1)The Company’s consolidated total assets and liabilities as of December 31, 2021 and 2020 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Group Holdings (SBS), LP. These amounts include the assets and liabilities of consolidated TPG Funds and Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Note 11 to the Consolidated Financial Statements.
See accompanying notes to consolidated financial statements.

TPG Group Holdings (SBS), L.P.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues
Fees and other	$977,904	$883,366	$1,031,878
Capital allocation-based income	3,998,483	1,231,472	955,977
Total revenues	4,976,387	2,114,838	1,987,855

Expenses
Compensation and benefits	579,698	522,715	585,254
General, administrative and other	278,590	260,748	347,400
Depreciation and amortization	21,223	7,137	8,741
Interest expense (includes affiliates of $188, $1,998 and $2,352 as of December 31, 2021, 2020 and 2019, respectively)	16,291	18,993	15,532
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	740	722	2,265
Other	20,024	7,241	9,289
Total expenses	916,566	817,556	968,481

Investment income
Income from investments:
Net gains (losses) from investment activities	353,219	(5,839)	71,694
Gain on deconsolidation	—	401,695	—
Interest, dividends and other (includes affiliates of $1,153, $4,785 and $9,469 as of December 31, 2021, 2020 and 2019, respectively)	6,460	8,123	18,992
Investment income of consolidated TPG Funds and Public SPACs:
Net gains (losses) from investment activities	23,392	(18,691)	75,211
Unrealized gains (losses) on derivative liabilities of Public SPACs	211,822	(239,269)	(15,300)
Interest, dividends and other (includes affiliates of $285, $1,031 and $349 as of December 31, 2021, 2020 and 2019, respectively)	10,321	5,410	16,161
Total investment income	605,214	151,429	166,758
Income before income taxes	4,665,035	1,448,711	1,186,132
Income tax expense	9,038	9,779	5,689
Net income	4,655,997	1,438,932	1,180,443
Less:
Net income (loss) attributable to redeemable equity in Public SPACs	155,131	(195,906)	(9,684)
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	19,287	(12,380)	58,055
Net income attributable to other non-controlling interests	2,455,825	719,640	651,558
Net income attributable to controlling interests	$2,025,754	$927,578	$480,514
See accompanying notes to consolidated financial statements.

TPG Group Holdings (SBS), L.P.
Consolidated Statements of Changes in Partners’ Capital
(in thousands)

	Controlling Interests	Non-Controlling Interests
	Partners' Capital	Non˗Controlling Interests in Consolidated TPG Funds	Other Non- Controlling Interests	Total Partners' Capital
Balance at January 1, 2019	$1,831,457	$196,427	$1,850,031	$3,877,915
Net income	480,514	58,055	651,558	1,190,127
Capital contributions	120	54,008	1,806	55,934
Capital distributions	(320,178)	(39,239)	(508,459)	(867,876)
Change in receivable from sale of non-controlling interests in consolidated entities	9,145	—	1,688	10,833
Deconsolidation of previously consolidated entities	22,049	(53,028)	32,126	1,147
Change in redemption value of redeemable non-controlling interest	(5,134)	—	(7,052)	(12,186)
Balance at December 31, 2019	2,017,973	216,223	2,021,698	4,255,894
Net income (loss)	927,578	(12,380)	719,640	1,634,838
Capital contributions	7,824	13,271	7,884	28,979
Capital distributions	(403,849)	(12,566)	(365,064)	(781,479)
Change in receivable from sale of non- controlling interests in consolidated entities	9,145	—	1,688	10,833
Deconsolidation of previously consolidated entities	—	—	(163,744)	(163,744)
Change in redemption value of redeemable non-controlling interest	(97,803)	—	(166,816)	(264,619)
Balance at December 31, 2020	2,460,868	204,548	2,055,286	4,720,702
Net income	2,025,754	19,287	2,455,825	4,500,866
Capital contributions	—	540	29,236	29,776
Capital distributions	(1,230,510)	(10,816)	(1,208,368)	(2,449,694)
Deconsolidation of previously consolidated entities	36,386	—	61,151	97,537
Acquisition of NewQuest	—	—	301,189	301,189
Change in redemption value of redeemable non-controlling interest	35,157	—	53,292	88,449
Reorganization	(1,721,062)	(213,559)	907,210	(1,027,411)
Balance at December 31, 2021	$1,606,593	$—	$4,654,821	$6,261,414

See accompanying notes to consolidated financial statements.

TPG Group Holdings (SBS), L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income	$4,655,997	$1,438,932	$1,180,443
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from investment activities	(353,219)	5,839	(71,694)
Gain on deconsolidation (see Note 4)	—	(401,695)	—
Capital allocation-based income	(3,998,483)	(1,231,472)	(955,977)
Depreciation and amortization expense	21,835	7,721	9,303
Non-cash lease expense	23,894	23,533	25,283
Adjustments related to consolidated TPG Funds and Public SPACs:
Realized gain on investments	(19,716)	(3,989)	(35,975)
Change in unrealized (gain) loss on investments	(4,024)	7,939	(40,229)
Realized loss (gain) on investment-related derivatives	10,444	3,217	(5,407)
Change in unrealized (gain) loss on investment-related derivatives	(10,096)	11,524	6,400
Change in unrealized (gain) loss on derivative liabilities of Public SPACs	(211,822)	239,269	15,300
Changes in operating assets and liabilities:
Purchases of investments	(173,885)	(84,148)	(77,948)
Proceeds from investments	2,179,064	754,912	530,241
Change in consolidation and other	—	(10,976)	—
Due from affiliates	(42,826)	12,333	32,883
Other assets	(22,586)	187	2,987
Operating lease liabilities	(20,766)	(21,035)	(23,832)
Accounts payable and accrued expenses	51,148	42,124	(15,893)
Due to affiliates	11,129	3,885	(1,972)
Other liabilities	(6,165)	75,669	(996)
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	(216,657)	(327,005)	(287,195)
Proceeds from investments	218,695	297,696	393,170
Cash and cash equivalents	5,839	31,584	(78,179)
Investments held in Trust Accounts	(630,281)	(800,011)	263,192
Due from affiliates	(903)	(128)	(29)
Due from counterparty	10,424	13,184	(41,742)
Other assets	(22,104)	137	(1,425)
Accounts payable and accrued expenses	10,172	3,110	1,097
Due to affiliates	1,987	(63)	2,833
Due to counterparty	(1,160)	3,336	2,714
Deferred underwriting compensation	6,855	—	—
Other liabilities	2,030	(216)	765
Net cash provided by operating activities	1,474,820	95,393	828,118

Investing activities:
Repayments of notes receivable from affiliates	23,282	9,536	130,914
Advances on notes receivable from affiliates	(9,053)	(2,084)	(105,359)
Purchases of fixed assets	(1,791)	(8,327)	(8,151)
Acquisition of NewQuest	24,817	—	—
Transfers related to Reorganization Activities (see Note 1)	(75,000)	—	—
Deconsolidation of previously consolidated vehicles (see Note 4)	—	(107,221)	—
Net cash (used in) provided by investing activities	(37,745)	(108,096)	17,404

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
Financing activities:
Proceeds from senior unsecured term loan	200,000	—	—
Borrowings on revolving credit facility to affiliate	—	150,000	—
Repayments of revolving credit facility to affiliate	(50,000)	(100,000)	—
Proceeds from subordinated credit facility	—	55,000	3,000
Repayments of subordinated credit facility	—	(55,000)	(3,000)
Proceeds from sale of non-controlling interests	—	10,833	10,833
Proceeds from notes issuance	—	—	50,000
Debt issuance costs	(520)	—	(1,122)
Contributions from holders of other non-controlling interests	4,636	7,884	1,806
Distributions to holders of other non-controlling interests	(1,009,242)	(310,159)	(384,346)
Contributions from partners	—	7,824	120
Distributions to partners	(1,066,680)	(298,584)	(248,256)
Changes related to consolidated TPG Funds and Public SPACs:
Proceeds from SPAC IPOs	935,000	800,000	—
Payments of underwriting and offering costs	(18,700)	(16,702)	—
Redemption of redeemable equity	(304,760)	—	(269,695)
Contributions from holders of non-controlling interests	540	13,271	54,008
Distributions to holders of non-controlling interests	(12,840)	(14,038)	(38,734)
Net cash (used in) provided by financing activities	(1,322,566)	250,329	(825,386)
Net change in cash, cash equivalents and restricted cash	114,509	237,626	20,136
Cash, cash equivalents and restricted cash, beginning of period	871,355	633,729	613,593
Cash, cash equivalents and restricted cash, end of period	$985,864	$871,355	$633,729

Supplemental disclosures of other cash flow information (a):
Cash paid for income taxes	$8,548	$6,790	$6,451
Cash paid for interest	15,728	14,857	14,988
Supplemental disclosures of non-cash operating activities:
Conversion from notes receivable from affiliate to equity method investments	—	(8,380)	—
In-kind distributions of investments	36,334	89,834	145,535
Proceeds receivable on sale of investments	(31,104)	(7,750)	(105,959)
Investment in equity method investments	(3,138)	—	—
Increase in due from affiliates	(3,045)	—	—
Supplemental disclosures of non-cash investing and financing activities:
Reorganization	(952,411)	—	—
NewQuest contingent consideration	8,400	—	—
Equity interests transferred for NewQuest acquisition	24,600	—	—
Deferred underwriting	(35,441)	(28,000)	4,000
Distributions in-kind to partners	—	(57,281)	(63,501)
Distributions in-kind to holders of other non-controlling interests	(33,197)	(32,553)	(82,033)
Distributions payable to partners	352,722	191,452	143,467
Distributions payable to holders of other non-controlling interests	355,282	186,781	164,429
Distributions payable to holders of non-controlling interests in consolidated funds	—	2,028	(3,501)
Repayments of notes receivable to affiliates	3,045	—	—
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$972,729	$858,220	$620,092
Restricted cash	13,135	13,135	13,637
Cash, cash equivalents and restricted cash, end of period	$985,864	$871,355	$633,729
________________
(a)    For supplemental disclosures related to deconsolidation of previously consolidated TPG Funds and Public SPACs and activities related to deconsolidation of the Former Affiliate, see Note 4.
See accompanying notes to consolidated financial statements.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements

1.    Organization
TPG Group Holdings (SBS), L.P. is a limited partnership under the Delaware Revised Uniform Limited Partnership Act, as amended. TPG Group Holdings (SBS), L.P., along with its consolidated subsidiaries (collectively “TPG,” “TPG Group Holdings,” or the “Company”), is a leading global alternative asset manager on behalf of third-party investors under the “TPG” brand name. TPG Group Holdings includes the consolidated accounts of management companies, general partners of pooled investment entities (“TPG Funds”) and certain consolidated funds and Special Purpose Acquisition Companies (“Public SPACs” and/or “SPACs”), which are held in one of three holding companies (TPG Holdings I, L.P., TPG Holdings II, L.P. and TPG Holdings III, L.P.) (the “Holdings Companies”). The Holdings Companies are controlled by TPG Group Holdings. TPG is headquartered in Fort Worth, Texas, with senior executives based in both Fort Worth and in San Francisco, California and other principal offices in New York and across Asia, Australia and Europe.
On January 4, 2022, the Company filed with the Secretary of State of the State of Delaware to amend the Certificate of Formation to change the name of TPG Holdings I, L.P., TPG Holdings II, L.P. and TPG Holdings III, L.P. to TPG Operating Group I, L.P.; TPG Operating Group II, L.P.; and TPG Operating Group III, L.P. (collectively the “TPG Operating Group”), respectively.
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant RemainCo I, L.P., Tarrant RemainCo II, L.P., and Tarrant RemainCo III, L.P. (collectively “RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group.
The steps completed on December 31, 2021, and reflected on the Consolidated Statement of Financial Condition, included the following activities:
•Transferred certain performance allocation economic entitlements to RemainCo. These transfers resulted in an increase of $1,012.1 million of non-controlling interests which is reflected in the Consolidated Statement of Financial Condition.
•Transferred $738.9 million of economic entitlements associated with certain other investments, including our investment in our Former Affiliate, as defined in Note 4, and certain TPG Funds, to RemainCo. This transfer reduced controlling and non-controlling interests by $629.0 and $109.9 million, respectively. Following this transfer, the Company no longer holds more than an insignificant economic interest in the TPG Funds that have been historically consolidated and as a result, deconsolidated those respective TPG Funds. As of December 31, 2021, we continue to consolidate Public SPACs as we continue to be the primary beneficiary.
•Transferred $75.0 million of cash on hand to RemainCo. This transfer reduced controlling and non-controlling interests by $63.4 million and $11.6 million, respectively.
•Certain owners of the Company’s parent exchanged their interests for an interest in the TPG Operating Group resulting in an increase to non-controlling interests totaling $16.6 million and a related decrease in controlling interests.
•The results of the Reorganization did not have an impact on our Consolidated Statement of Operations for the year ended December 31, 2021.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table summarizes the impact of the deconsolidation of the TPG Funds, which resulted from the transfer of economic entitlements to RemainCo related to the TPG Funds we previously consolidated, on the Consolidated Statement of Financial Condition as of December 31, 2021 (in thousands):

	Balances prior to Reorganization	Impact of Reorganization	December 31, 2021
Assets of consolidated TPG Funds:
Cash and cash equivalents	$972	$(972)	$—
Investments	254,453	(254,453)	—
Due from affiliates	1,862	(1,862)	—
Due from counterparty	97,768	(97,768)	—
Other assets	486	(486)	—
Total assets	$355,541	$(355,541)	$—

Liabilities and Partners' Capital
Liabilities of consolidated TPG Funds:
Accounts payable and accrued expenses	$1,183	$(1,183)	$—
Securities sold, not yet purchased	63,350	(63,350)	—
Due to affiliates	524	(524)	—
Due to counterparty	8,920	(8,920)	—
Other liabilities	2,524	(2,524)	—
Total liabilities	76,501	(76,501)	—

Partners’ capital controlling interests	65,481	(65,481)	—
Non-controlling interests in consolidated TPG Funds	213,559	(213,559)	—
Other non-controlling interests	—	—	—
Total partners’ capital	279,040	(279,040)	—
Total liabilities and partners' capital	$355,541	$(355,541)	$—
On January 12, 2022, the following steps were completed:
•TPG Group Holdings, the TPG Operating Group, and TPG Partners, LLC completed the remaining steps of the planned Reorganization. The TPG Operating Group created Common Units and issued them to the Company and the other non-controlling interest holders of the TPG Operating Group. Immediately following the Reorganization, the TPG Operating Group and its subsidiaries will be controlled by the same parties and as such, the Reorganization is a transfer of interests under common control. Accordingly, the Company will carry forward the existing value of the members’ interests in the assets and liabilities in these Consolidated Financial Statements prior to the IPO into the financial statements following the IPO.
•TPG Partners, LLC changed its name to TPG Inc. and converted to a corporation.
•TPG Inc. offered 33,900,000 shares of Class A common stock at a price of $29.50 per share, including 5,589,806 shares sold by a non-controlling interest holder of the TPG Operating Group, in the IPO. Additionally, certain pre-IPO investors exchanged their interests in the TPG Operating Group for interests in TPG Inc. totaling 35,136,254 Class A voting and 8,258,901 Class A non-voting common stock. The IPO closed on January 18, 2022, and TPG Inc. received proceeds, net of underwriting discounts and unpaid offering costs, totaling approximately $771.0 million. Net proceeds of $380.1 million were used to repurchase Common Units of the TPG Operating Group from certain existing non-controlling interest holders, acquire newly issued Common Units of the TPG Operating Group and the remaining net proceeds are available for general corporate purposes. As a result of the Reorganization and IPO, TPG Inc. only holds Common Units of the TPG Operating Group.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
On February 9, 2022, the Company and the selling stockholder sold an additional 1,775,410 and 1,614,590 Class A common stock, respectively, at the initial public offering price pursuant to the underwriters’ exercise of their option to purchase additional shares. TPG Inc. received additional net proceeds totaling approximately $49.8 million. The underwriters’ exercise of their option in addition to the IPO related transactions resulted in a total of 70,811,664 and 8,258,901 of Class A voting and Class A non-voting common stock outstanding, respectively. TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26% on February 9, 2022.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated.
The Consolidated Financial Statements include the accounts of TPG Group Holdings (SBS), L.P, TPG Operating Group (formerly known as “the Holdings Companies”) and their consolidated subsidiaries, TPG’s management companies, the general partners of TPG Funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.
Certain TPG Funds and Public SPACs, are consolidated into the general partners pursuant to U.S. GAAP. Consequently, the accompanying Consolidated Financial Statements include the assets, liabilities, revenues, expenses and cash flows of such certain TPG Funds and Public SPACs. The ownership interest in such certain TPG Funds held by entities or persons outside of TPG is reflected as non-controlling interests in consolidated TPG Funds in the accompanying Consolidated Financial Statements. All of the management fees, carried interest and other amounts earned from the consolidated TPG Funds and Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated TPG Funds and Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of TPG Funds and Public SPACs has no net effect on net income attributable to controlling interests and net income attributable to other non-controlling interests. TPG Funds’ investments (the “Portfolio Companies”) are considered affiliates due to the nature of the Company’s ownership interests. As part of the Reorganization, the TPG Operating Group transferred a portion of its interest in certain consolidated TPG Funds to RemainCo on December 31, 2021, which resulted in the deconsolidation of the TPG Funds as the TPG Operating Group no longer holds a controlling financial interest.
Use of Estimates
The preparation of the Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues, expenses, and investment income during the reporting periods. Actual results could differ from those estimates and such differences could be material to the Consolidated Financial Statements.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
COVID-19 and Global Economic and Market Conditions
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. Numerous countries, including the United States, instituted a variety of restrictive measures to contain the viral spread, including mandatory quarantines and travel restrictions, leading to significant disruptions and uncertainty in the global financial markets. While many of the initial restrictions in the United States have been relaxed or removed, the risk of future outbreaks of COVID-19, or variants thereof, or of other public health crises remain. Further, certain public health restrictions remain in place and lifted restrictions may be reimposed to mitigate risks to public health. In 2021, the global economy began reopening, facilitating robust economic activity. However, the economic recovery is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. Further, the emergence of COVID-19 variants and related surges in cases have resulted in setbacks to the recovery, and subsequent surges could lead to renewed restrictions. Many public health experts believe that COVID-19 could persist or reoccur for years, and even if the lethality of the virus declines, such reoccurrence could trigger increased restrictions on business operations.
Despite significant market rebounds across many asset classes, the continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions. The estimates and assumptions underlying these Consolidated Financial Statements are based on the information available as of December 31, 2021 for the current period and as of December 31, 2020, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
Principles of Consolidation
The types of entities TPG assesses for consolidation include subsidiaries, management companies, broker dealers, general partners of investment funds, investment funds, SPACs, and other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
TPG first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOE”) under the voting interest model.
An entity is considered to be a VIE if any of the following conditions exist: (i) the equity investment at risk is not sufficient to finance the activities of the entity without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk lack the power to direct the activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, and (iii) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights. For limited partnerships, partners lack power if neither (1) a simple majority or lower threshold (including a single limited partner) with equity at risk is able to exercise substantive kick-out rights through voting interests over the general partner, nor (2) limited partners with equity at risk are able to exercise substantive participating rights over the general partners.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
TPG consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which TPG holds a variable interest is a VIE and (ii) whether TPG’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests would give it a controlling financial interest. Performance of that analysis requires judgment. The analysis can generally be performed qualitatively; however, if it is not readily apparent that TPG is not the primary beneficiary, a quantitative analysis may also be performed. TPG factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. Fees earned by TPG that are customary and commensurate with the level of effort required for the services provided, and where TPG does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. TPG determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion when facts and circumstances change.
Entities that are determined not to be VIEs are generally considered to be VOEs and are evaluated under the voting interest model. TPG consolidates VOEs that it controls through a majority voting interest or through other means.
The TPG Funds do not consolidate wholly-owned, majority-owned or controlled investments in Portfolio Companies, nor do the TPG Funds account for investments in Portfolio Companies over which they exert significant influence under the equity method of accounting. Rather, these investments are carried at fair value as described below in the section entitled Fair Value Measurement. As of December 31, 2021, the Company no longer consolidates such TPG Funds (see Note 1).
Special Purpose Acquisition Companies
The Company invests in and sponsors SPACs which are formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitles the holder to purchase one share of Class A ordinary shares at a fixed exercise price) are sold to investors. Each SPAC provides its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. If the SPAC is unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs will redeem all public shares. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity from consolidated Public SPACs in the accompanying Consolidated Financial Statements (see Note 19).
The ownership interest of the Company in these SPACs may include Class F ordinary shares, Class G ordinary shares, purchased private placement shares, purchased private placement warrants, earnout shares and warrants and forward purchase agreements (“FPAs”). The SPACs issue the Company Class F ordinary shares and/or Class G ordinary shares at the formation of the SPAC, typically for an initial contribution of less than $0.1 million, which are convertible into Class A ordinary shares on the first business day following the completion of the business combination. For SPACs that issue Class G ordinary shares, the Class G ordinary shares will convert into Class A ordinary shares only when the performance condition is probable of occurrence, or more specifically when a business combination is consummated, and only to the extent certain triggering events occur following the closing of the business combination and also upon specified strategic transactions. The additionally purchased private placement warrants or shares are not redeemable, and will not be transferable, assignable or salable until 30 days after the completion of the business combination. The Company consolidates these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties are eliminated in consolidation.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The below table is presented in thousands except units:

SPAC Name (Ticker) (a)		Date of IPO	Units Sold	Non-Controlling Interests Subject to Possible Redemption as of	Public Warrants and Forward Purchase Agreements as of	TPG Investments as of (f)

				December 31, 2021
AfterNext HealthTech ("AFTR")	(b)	Aug-21	25,000,000	$250,000	$5,833	$3,292
TPG PACE Beneficial II ("YTPG")	(c)	Apr-21	40,000,000	400,000	—	25
TPG PACE Beneficial Finance ("TPGY")	(d)	Oct-20	35,000,000	350,027	7,215	5,048
			100,000,000	$1,000,027	$13,048	$8,365

				December 31, 2020
TPG PACE Beneficial Finance ("TPGY")	(d)	Oct-20	35,000,000	$350,005	$224,299	$107,317
TPG PACE Tech Opportunities ("PACE")	(e)	Oct-20	45,000,000	450,006	38,970	20,592
			80,000,000	$800,011	$263,269	$127,909
_______________
(a)Each SPAC is listed on the New York Stock Exchange.
(b)AFTR sold 25,000,000 units at a price of $10.00 per unit for a total IPO price of $250.0 million. Each unit consists of one Class A ordinary share of AFTR at $0.0001 par value and one-third of one warrant.
(c)YTPG sold 40,000,000 units at a price of $10.00 per unit for a total IPO price of $400.0 million. Each unit consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million.
(d)TPGY sold 35,000,000 units at a price of $10.00 per unit for a total IPO price of $350.0 million. Each unit consists of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant. Prior to the IPO, TPGY entered into FPAs for an aggregate purchase price of $100.0 million. In December 2020, a definitive agreement to merge was announced between TPGY and EVBox Group, a leading global provider of smart charging solutions for electric vehicles. The merger agreement and the business combination were approved by the board of directors of TPGY in December 2020. On December 29, 2021, TPGY, Dutch Holdco, New SPAC, Engie Seller and EVBox Group entered into a termination of the business combination agreement pursuant to which the parties mutually agreed to terminate the business combination effective as of such date. As a result of the termination of the business combination, Engie Seller will reimburse TPGY for certain expenses incurred by TPGY in connection with the business combination in an amount of EUR 15.0 million. TPGY intends to continue to pursue the consummation of a business combination with an appropriate target.
(e)PACE sold 45,000,000 units at a price of $10.00 per unit for a total IPO price of $450.0 million. Each unit consists of one Class A ordinary share of PACE at $0.0001 par value and one-fifth of one warrant. Prior to the IPO, PACE entered into FPAs for an aggregate purchase price of $150.0 million. In January 2021, a definitive agreement to merge was announced between PACE and Nerdy Inc (“NRDY”), a leading platform for delivering live online learning. The merger agreement and the business combination were approved by the board of directors of PACE in January 2021, and the transaction closed on September 20, 2021.
(f)The Company’s investments, which includes the founder shares, private placement shares, private placement warrants and FPAs held by consolidated affiliates, are eliminated in consolidation.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
In April 2021, TPG PACE Solutions Corp. (“TPGS”) consummated its $285.0 million IPO. TPGS sold 28,500,000 units at a price of $10.00 per unit for a total IPO price of $285.0 million. Each unit consisted of one Class A ordinary share of TPGS at $0.0001 par value. Prior to the IPO, TPGS entered into FPAs for an aggregate purchase price of $150.0 million. In July 2021, a definitive agreement to merge was announced between TPGS and Vacasa Holdings, LLC, a leading vacation rental management platform. The merger agreement and the business combination were approved by the board of directors of TPGS in July 2021. The merger was consummated on December 7, 2021.
The Company accounts for the Public SPACs outstanding public warrants and FPAs in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity,” (“ASC 815”). The Company accounts for warrants and FPAs that are not indexed to its own stock as liabilities at fair value on the Statements of Financial Condition. The Company determined that the public warrants do not meet the criteria for equity treatment thereunder. The FPAs, depending on the underlying securities, can be classified as either equity or liability instruments on the Consolidated Financial Statements. The warrants and FPAs that are determined to be liability instruments under ASC 815 must be recorded as liabilities and are subject to remeasurement at each balance sheet date and any change in fair value is recorded in the Company’s Consolidated Statements of Operations.
When a consolidated Public SPAC enters into a business combination, the Company assesses whether the respective SPAC should still be consolidated in accordance with ASC 810 — Consolidation (“ASC 810”). If the Company determines the SPAC should no longer be consolidated, then the associated assets, liabilities, and non-controlling interest are deconsolidated and a gain or loss is recorded in the Consolidated Statements of Operations.
Investments
Investments consist of investments in private equity funds, real estate funds, fund of hedge funds, credit funds, including our share of any carried interest, equity method and other proprietary investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Consolidated Statements of Operations.
Equity Method – Carried Interests and Capital Interests
Investments in which the Company is deemed to have significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. The Company as general partner has significant influence over the TPG Funds in which it invests but does not consolidate. The Company uses the equity method of accounting for these interests whereby it records both its proportionate and disproportionate allocation of the underlying profits or losses of these entities in revenues in the accompanying Consolidated Financial Statements. The carrying amounts of equity method investments are included in investments in the Consolidated Financial Statements. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as an impairment when the loss is deemed other than temporary.
The TPG Funds are considered investment companies under ASC 946, Financial Services – Investment Companies (“ASC 946”). The Company, along with the TPG Funds, apply the specialized accounting promulgated in ASC 946 and, as such, neither the Company nor the TPG Funds consolidate wholly-owned, majority-owned and/or controlled Portfolio Companies nor do they record minority investments. The TPG Funds record all investments in the Portfolio Companies at fair value. Investments in publicly-traded securities are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment.
When observable prices are not available for investments, the general partners use the market and income approaches to determine fair value. The market approach consists of utilizing observable market data such as current trading or acquisition multiples of comparable companies, and applying it to key financial metrics, such as earnings before interest, depreciation and taxes, of the Portfolio Company. The comparability of the identified set of comparable companies to the Portfolio Company, among other factors, is considered in the application of the market approach.
The general partners, depending on the type of investment or stage of the Portfolio Company’s lifecycle, may also utilize a discounted cash flow analysis, an income approach, in combination with the market approach in determining fair

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
value of investments. The income approach involves discounting projected cash flows of the Portfolio Company at a rate commensurate with the level of risk associated with those cash flows. In accordance with ASC 820, Fair Value Measurement (“ASC 820”) market participant assumptions are used in the determination of the discount rate.
In applying valuation techniques used in the determination of fair value, the general partners assume a reasonable period of time for liquidation of the investment and take into consideration the financial condition and operating results of the underlying Portfolio Company, the nature of the investment, restrictions on marketability, market conditions, foreign currency exposures, and other factors. In determining the fair value of investments, the general partners exercise significant judgment and use the best information available as of the measurement date. Due to the inherent uncertainty of valuations, the fair values reflected in the accompanying Consolidated Financial Statements may differ materially from values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized.
The carrying value of investments classified as Equity Method - Carried Interests and Capital Interests approximates fair value, because the underlying investments of the unconsolidated TPG Funds are reported at fair value.
Equity Method Investments – Other
The Company holds non-controlling, limited partnership interests in certain other partnerships in which it has significant influence over their operations. The Company uses the equity method of accounting for these interests whereby it records its proportionate share of the underlying income or losses of these entities in net gains (losses) from investment activities in the accompanying Consolidated Financial Statements. The carrying amounts of equity method investments are included in investments in the Consolidated Financial Statements. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as an impairment when the loss is deemed other than temporary and recorded in net gains (losses) from investment activities within the Consolidated Financial Statements.
Equity Method – Fair Value Option
The Company elects the fair value option for certain investments that would otherwise be accounted for using the equity method of accounting. Such election is irrevocable and is applied on an investment by investment basis at initial recognition. The fair value of such investments is based on quoted prices in an active market. Changes in the fair value of these equity method investments are recognized in net gains (losses) from investment activities in the Consolidated Financial Statements.
Equity Investments
The Company holds non-controlling, ownership interests in which it does not have significant influence over their operations. The Company records such investments at fair value when there is a readily determinable fair value. For certain nonpublic partnerships without readily determinable fair values, the Company has elected to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is evaluated when significant changes occur that may impact the investee in an adverse manner. Impairment, if any, is recognized in net gains (losses) from investment activities in the Consolidated Financial Statements.
Investments held by Consolidated TPG Funds
The consolidated TPG Funds are, for U.S. GAAP purposes, investment companies and reflect their investments at fair value and TPG has retained this specialized accounting for these consolidated funds. Accordingly, the unrealized gains and losses resulting from changes in fair value of the investments and other financial instruments held by the consolidated TPG Funds are reflected as a component of net gains (losses) from investment activities in the Consolidated Financial Statements.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Non-Controlling Interests in TPG Group Holdings
Non-Controlling Interests in TPG Group Holdings consist of the following:
•Non-Controlling Interests in Consolidated Funds – The ownership interests in consolidated TPG Funds.
•Other Non-Controlling Interests – The ownership interests in certain consolidated entities other than the consolidated TPG Funds.
Allocation of income to non-controlling interest holders is based on the respective entities’ governing documents.
Revenues
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Management fees	$731,974	$699,492	$800,567
Fee credits	(13,630)	(20,012)	(40,792)
Monitoring fees	14,324	19,837	24,852
Transaction fees	90,606	44,528	47,892
Incentive fees	—	9,521	34,418
Expense reimbursements and other	154,630	130,000	164,941
Total fees and other	977,904	883,366	1,031,878

Carried interests	3,792,861	1,203,520	903,615
Capital interests	205,622	27,952	52,362
Total capital allocation-based income	3,998,483	1,231,472	955,977

Total revenues	$4,976,387	$2,114,838	$1,987,855

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Fees and Other
Fees and other are accounted for as contracts with customers under Accounting Standard Codification (Topic 606): Revenue from Contracts with Customers (“ASC 606”). The guidance for contracts with customers provides a five-step framework that requires the Company to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when the Company satisfies its performance obligations. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts (b)
Management Fees	TPG Funds, collateralized loan obligations and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets - other
Incentive Fees	TPG Funds and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG Funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
_________________
(a)There were no significant judgements made in evaluating when a customer obtains control of the promised service for performance obligations satisfied at a point in time.
(b)See Note 15 for amounts classified in due from affiliates.
Management Fees
The Company provides investment management services to the TPG Funds and other vehicles in exchange for a management fee. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. After the contract is established, management does not make any significant judgments in determining the transaction price.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Management fees earned from the TPG Funds generally range from 0.50% to 2.00% of committed capital during the commitment period and from 0.25% to 2.00% of actively invested capital after the commitment period or at an annual rate of fund gross assets, as defined in the respective partnership agreements of the TPG Funds. Management fees charged to consolidated TPG Funds and SPACs are eliminated in consolidation.
Monitoring Fees
The Company provides monitoring services to certain Portfolio Companies in exchange for a fee, which is recognized over time as services are rendered. Under the terms of the management agreements with certain TPG Funds, a portion of the monitoring fees received from Portfolio Companies may produce Fee Credits, as defined below, which reduce TPG Funds’ management fees due to the Company. Additionally, certain monitoring fee arrangements may provide for a termination payment following an IPO or change of control as defined in the contractual terms of the related agreement with a Portfolio Company. These termination payments are recognized at the point in time when the related transaction closes. For the years ended December 31, 2021, 2020 and 2019, these termination payments are not material to the Company’s Consolidated Financial Statements. After the monitoring contract is established, there are no significant judgments made in determining the transaction price.
Transaction Fees
The Company provides capital structuring and other advice to Portfolio Companies, third parties and other vehicles generally in connection with debt and equity arrangements, and underwriting and placement services for a fee at a point in time when the underlying advisory services rendered are complete. Transaction fees are separately negotiated for each transaction and are generally based on the underlying transaction value. After the contract is established, management makes no significant judgements when determining the transaction price.
Fee Credits
Under the terms of the management agreements with certain TPG Funds, the Company is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from Portfolio Companies ("Fee Credits"). Investment funds earn fee credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with reimbursements of specialized operational services associated with providing specialized operations and consulting services to the funds and portfolio companies. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees and transaction fees. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee Credits are recorded as a reduction of revenues in the Consolidated Statement of Operations. Fee Credits owed to investment funds are recorded in due to affiliates in the Consolidated Financial Statements. See Note 15.
Incentive Fees
The Company provides investment management services to certain TPG funds and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when the Company is not entitled to carried interest, as further discussed below. Incentive fees are considered variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of the measurement period when the performance-based incentive fees become fixed and determinable. After the contract is established, there are no significant judgments made when determining the transaction price.
Expense Reimbursements and Other
In providing investment management and advisory services to TPG funds and monitoring services to the Portfolio Companies, TPG routinely contracts for services from third parties. In situations where the Company is viewed, for accounting purposes only, as having incurred these third-party costs on behalf of the TPG Funds or Portfolio Companies, the cost of such services are presented net as a reduction of the Company’s revenues. In all other situations, the expenses and related reimbursements associated with these services are presented on a gross basis, which are classified as part of the Company’s expenses and reimbursements of such costs are classified as expense reimbursements within revenues in the

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Consolidated Financial Statements. After the contract is established, there are no significant judgments made when determining the transaction price.
Capital Allocation-Based Income
Capital allocation-based income is earned from the TPG Funds when the Company has a general partner’s capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as “carried interest”). The Company records capital allocation-based income under the equity method of accounting assuming the fund was liquidated as of each reporting date pursuant to each TPG Fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606.
Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, the Company’s economics in the entity do not involve an allocation of capital. See discussion above regarding “Incentive Fees”.
Carried interest is allocated to the general partner based on cumulative fund performance as of each reporting date, and after specified investment returns to the funds' limited partners are achieved. At the end of each reporting period, the TPG Funds calculate and allocate the carried interest that would then be due to the general partner for each TPG Fund, pursuant to the TPG Fund governing agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments (and the investment returns to the funds’ limited partners) varies between reporting periods, it is necessary to make adjustments to amounts recorded as carried interest to reflect either (a) positive performance resulting in an increase in the carried interest allocated to the general partner or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, carried interest is calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative recorded.
The Company ceases to record negative carried interest allocations once previously recognized carried interest allocations for a TPG Fund have been fully reversed, including realized carried interest. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative carried interest over the life of a fund. Accrued but unpaid carried interest as of the reporting date is reflected in investments in the Company’s Consolidated Financial Statements. Carried interest received by the general partners of the respective TPG Funds is subject to clawback to the extent the carried interest received by the general partner exceeds the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at December 31, 2021 related to clawbacks, see Note 17. Revenue related to carried interest for consolidated TPG Funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies. For the years ended December 31, 2021, 2020 and 2019, over 10% of consolidated revenues were generated in the United States. For the year ended December 31, 2021, 66%, 6% and 28% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2020, 77%, 4% and 19% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the year ended December 31, 2019, 70%, 7% and 23% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
Investment Income
Income from equity method investments
The carrying value of equity method investments in proprietary investments where the Company exerts significant influence, is generally determined based on the amounts invested, adjusted for the equity in earnings or losses of the investee allocated based on the Company’s ownership percentage, less distributions and any impairment. The Company

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
records its proportionate share of investee’s equity in earnings or losses based on the most recently available financial information, which in certain cases may lag the date of TPG’s financial statements by up to three calendar months. Income from equity method investments is recorded in net gains (losses) from investment activities on the Consolidated Statements of Operations.
Income from equity method investments for which the fair value option was elected
Income from equity method investments for which the fair value option was elected includes realized gains and losses from the sale of investments, and unrealized gains and losses from changes in the fair value during the period as a result of quoted prices in an active market. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Income from equity method investments for which the fair value option was elected is recorded in net gains (losses) from investment activities on the Consolidated Statements of Operations.
Income from equity investments
Income from equity investments, which represent investments held through equity securities of an investee that the Company does not hold significant influence over, includes realized gains from the sale of investments and unrealized gains and losses result from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Income from equity investments is recorded in net gains (losses) from investment activities on the Consolidated Statements of Operations.
Net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs
Net gains (losses) from investment activities includes realized gains and losses from the sale of equity, securities sold and not yet purchased, debt and derivative instruments other than warrants and FPAs, and unrealized gains and losses from changes in the fair value of such instruments. Realized gains and losses are recognized on the date the transaction is completed. These instruments are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Net gains from investment activities of consolidated TPG Funds and Public SPACs are recorded in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs on the Consolidated Statements of Operations.
Unrealized gains (losses) from derivative liabilities of Public SPACs
Unrealized gains (losses) from derivative liabilities of Public SPACs includes unrealized gains and losses from changes in fair value of warrants and FPAs.
Interest, Dividends and Other
Interest income is recognized as earned. Dividend income is recognized by the Company on the ex-dividend date, or in the absence of a formal declaration, on the date it is received.
Compensation and Benefits
Compensation and benefits expense includes salaries, bonuses and benefits paid and payable. Bonuses are accrued over the service period to which they relate. As a result of operating as a partnership, all carried interest payments in the form of legal form equity made to the Company’s partners are paid pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on deposit with banks and other short-term investments with an initial maturity of 90 days or less. Restricted cash balances relate to cash balances reserved for the payment of interest on the Company’s secured borrowings.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Cash and Cash Equivalents Held by Consolidated TPG Funds and Public SPACs
Cash and cash equivalents held by consolidated TPG Funds and Public SPACs represent cash and cash equivalents that are held by consolidated TPG Funds and Public SPACs and not available to fund the general liquidity needs of the Company.
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated TPG Funds and Public SPACs have been deposited into trust accounts (“Trust Accounts”) and may only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Consolidated Statements of Financial Condition.
As of December 31, 2021, AFTR and YTPG assets held in the Trust Accounts were deposited into a non-interest-bearing U.S. based trust account. As of December 31, 2020, no assets held in the Trust Accounts were deposited into a non-interest-bearing U.S. based trust account.
As of December 31, 2021 and 2020 TPGY assets held in the Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2020, PACE assets held in the Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.
Due from and Due to Counterparty and Derivative Liabilities of Public SPACs
Certain TPG Funds enter into derivative contracts with another party (“Counterparty”) in the normal course of conducting their investment activities. Net amounts due to or due from the Counterparty, based on the derivatives’ fair values, are periodically settled in cash and such amounts are reflected in due from and due to counterparty in the Consolidated Financial Statements. The payments received or paid on individual derivative transactions and unrealized gains and losses recognized are included in net gains (losses) from investment activities. From time to time collateral may be pledged to or obtained from a Counterparty to ensure that the Company and the Counterparty will be able to fulfill their contractual obligations. Such collateral amounts are included in due from and due to counterparty in the Consolidated Statements of Financial Condition.
Financial derivative assets and liabilities related to our consolidated TPG Funds and Public SPACs’ investment activities may consist of the following instruments:
•Total return swaps which are used to manage the risk of adverse movements in both credit and market risk
•Interest rate swaps and futures which are used to hedge against the risk that interest rates will move in an adverse direction
•Options which are used to manage price volatility
•Foreign currency forwards which are used to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities
•Credit default swaps which are used to manage the counterparty credit risk associated with loans and lending related commitments
•Warrant liabilities
•Forward purchase agreements

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The Company recognizes these derivative instruments as assets or liabilities at fair value in the accompanying Consolidated Financial Statements. Changes in the fair value of derivative contracts entered into by the Company are included in current period earnings. These derivative contracts are not designated as hedging instruments for accounting purposes.
These derivatives are agreements in which a consolidated TPG Fund and a Counterparty agree to exchange cash flows based on agreed-upon terms. As a result of the derivative transaction, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the applicable TPG Fund only enters into contracts with major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of the derivative instruments. In the normal course of business, the Company incurs commitments and is exposed to risks resulting from its investment and financing transactions, including derivative instruments. The value of a derivative instrument is based upon an underlying instrument. These instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, performance and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies and as such, does not distinguish derivative income or loss from any other category of instruments for financial statement presentation purposes. The leverage inherent in the Company’s derivative instruments increases the sensitivity of the Company’s earnings to market changes. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller. The Company routinely evaluates its contractual arrangements to determine whether embedded derivatives exist. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related, if a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative and if the combined instrument is not measured at fair value through profit or loss.
For derivative contracts where an enforceable master netting agreement is in place, the Company has elected to offset derivative assets and liabilities, as well as cash that may have been received or pledged, as part of collateral arrangements with the respective counterparty in the Consolidated Financial Statements. The master netting agreements provide the Company and the counterparty the right to liquidate collateral and the right to offset each other’s obligations in the event of default by either party.
The Company’s consolidated Public SPACs may issue public warrants and FPAs in conjunction with their IPO. The Company accounts for warrants and FPAs of the consolidated Public SPAC’s ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet. These warrants and FPAs are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s Consolidated Statements of Operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, the warrants and FPAs are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and FPAs are recognized as a non-cash gain or loss on the Consolidated Statements of Operations.
Fair Value Measurement
ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure the investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).
Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used. The types of investment generally included in Level I are publicly-listed equities, debt and securities sold, not yet purchased.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the investment, either directly or indirectly. Level II pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The types of investments generally included in Level II are restricted securities listed in active markets, corporate bonds and loans.
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation. The types of investments generally included in Level III are privately held debt and equity securities.
In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment.
In certain instances, an investment that is measured and reported at fair value may be transferred into or out of Level I, II, or III of the fair value hierarchy.
In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. When a security is valued based on dealer quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level II or Level III investment. Some of the factors considered include the number and quality of quotes, the standard deviations of the observed quotes and the corroboration of the quotes to independent pricing services.
Level III investments may include common and preferred equity securities, corporate debt, and other privately issued securities. When observable prices are not available for these securities, one or more valuation techniques (e.g., the market approach and/or the income approach) for which sufficient and reliable data is available are used. Within Level III, the use of the market approach generally consists of using comparable market transactions or other data, while the use of the income approach generally utilizes the net present value of estimated future cash flows, adjusted, as appropriate, for liquidity, credit, market and other risk factors. Due to the inherent uncertainty of these valuations, the fair values reflected in the accompanying Consolidated Financial Statements may differ materially from values that would have been used had a readily available market for the investments existed and may differ materially from the values that may ultimately be realized. The period of time over which the underlying assets of the investments will be liquidated is unknown.
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, including our Senior Unsecured Term Loan, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Consolidated Statements of Financial Condition due to their short-term nature and in the case of our Senior Unsecured Term Loan due to its recent issuance in December 2021 and variable rate nature. At December 31, 2021 and 2020, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $271.6 million and $275.1 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at both December 31, 2021 and 2020.
Due from and Due to Affiliates
The Company considers current and former limited partners of funds and employees, including their related entities, entities controlled by the Company’s founders (“Founders”) but not consolidated by the Company, Portfolio Companies of

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
TPG Funds, and unconsolidated TPG Funds to be affiliates (“Affiliates”). Receivables from and payables to affiliates are recorded at their expected settlement amount in due from and due to affiliates in the Consolidated Financial Statements.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. At least annually, management assesses whether goodwill is impaired. Management assesses whether an impairment exists by comparing the fair value of each of its reporting units to its carrying value, including goodwill.
Intangible assets
The Company’s intangible assets consist of the fair value of its interests in future promote of certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to twelve years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Operating Leases
At contract inception, the Company determines if an arrangement contains a lease by evaluating whether (i) an identified asset has been deployed in a contract explicitly or implicitly and (ii) the Company obtains substantially all the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception the Company will evaluate whether the lease is an operating or finance lease. Right-of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. To the extent these payments are fixed or determinable, they are included as part of the lease payments used to measure the lease liability. The Company’s ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that the Company will exercise that option. As the discount rate implicit to the lease is not readily determinable, incremental borrowing rates of the Company were used. The incremental borrowing rates are based on the information available including, but not limited to, collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date.
The Company elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases commenced prior to the adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. The Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the ROU asset and the lease liability. These costs often relate to the fixed payments for a proportionate share of real estate taxes, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for all lease classes. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC 842, Leases (“ASC 842”) and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient which allows an entity to not reassess whether any existing land easements are or contain leases.
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of 1 to 11 years. Some of those leases include options to extend for additional terms ranging from 2 to 10 years. The Company’s other leases, including those for office equipment, vehicles, and aircrafts, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
be commenced. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Consolidated Statements of Operations.
In response to the COVID-19 pandemic, the FASB provided relief under ASC 842. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from the COVID-19 pandemic, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made under enforceable rights in the original contract. Additionally, the Company made the policy election to account for these concessions outside of the lease modification framework described under ASC 842. The Company records accruals for deferred rental payments and recognizes rent abatements or concessions as variable lease costs in the periods incurred.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Consolidated Statements of Operations (See Note 16).
Fixed Assets
Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and other fixed assets which are recorded at cost, less accumulated depreciation. Leasehold improvements are amortized using the straight-line method, over the shorter of the respective estimated useful life or the lease term. Depreciation of furniture, fixtures, equipment and computer hardware and software is recorded over the estimated useful life of the asset, generally three to seven years, using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. When evidence of loss in value has occurred, management compares the estimated undiscounted cash flows associated with the long-lived asset to its carrying value to determine whether an impairment has occurred. If the undiscounted cash flows are less than the carrying value, an impairment is recorded as the difference between the fair value of the long-lived asset and its carrying value. Fair value is based on estimated discounted cash flows associated with the long-lived asset.
Foreign Currency
The functional currency of the Company’s international subsidiaries is the U.S. Dollar. Non-U.S. dollar denominated assets and liabilities of foreign operations are remeasured at rates of exchange as of the end of the reporting period. Non-U.S. dollar revenues and expenses of foreign operations are remeasured at average rates of exchange during the period. Gains and losses resulting from remeasurement are included in general, administrative and other in the accompanying Consolidated Statements of Operations. Foreign currency gains and losses resulting from transactions in currencies other than the functional currency are also included in general, administrative and other in the Consolidated Statements of Operations during the period the transaction occurred.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased consist of securities that certain TPG Funds have borrowed and sold or sold short. The TPG Funds are required to “cover” the short sale in the future by purchasing the security at prevailing market prices and delivering it to the counterparty from which it borrowed the security. The cost of that security is adjusted by brokerage commissions and any premiums charged by the lender of the security. The TPG Funds are exposed to loss in the event that the price at which a security may have to be purchased to cover a short sale exceeds the price at which the borrowed security was sold short. The security is carried at fair value based upon the closing price as it customarily ascertained by the “principal market,” as defined by ASC 820 in which such investments are traded, or if no “principal market” exists, the “most advantageous market”, as of the last business day of the reporting period. If no sale occurs on the last business day of the reporting period, Management may refer to the price at which the last trade occurred in such instrument or such other inputs or methodologies as Management believes is appropriate in its determination of fair value. The TPG Funds’ investments and amounts due from counterparties may be partially pledged as collateral for securities sold, not yet purchased, and margin requirements. The collateral is released upon entering a closing transaction. Certain of these amounts accrue interest at negotiated rates. Any change in value is included in net gains (losses) from investment activities in the Consolidated Financial Statements.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Redeemable Equity from Consolidated Public SPACs
Redeemable equity from consolidated Public SPACs represents the shares issued by the Company’s consolidated Public SPACs that are redeemable for cash by the public shareholders in the event of an election to redeem by individual public shareholders at the time of the business combination. Additionally, these shares become automatically redeemable with the Public SPAC’s failure to complete a business combination, tender offer, or stockholder approval provisions.
The Company accounts for redeemable equity in accordance with ASC 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480-10-S99”), which states redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying gains or losses of the Public SPACs. The Company adjusts the redeemable equity to full redemption value on a quarterly basis.
Income Taxes
The Company and its subsidiaries are primarily comprised of partnerships and other “pass-through entities” not subject to income tax. As a pass-through entity, each partner or member therein is responsible for income taxes related to income or loss based on their respective share of an entity’s income and expenses. Certain consolidated subsidiaries are subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes.
Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period in which the enactment date occurs. Under ASC 740, Income Taxes (“ASC 740”), a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized.
The Company’s policy is to recognize accrued interest and penalties related to uncertain tax positions in income tax expense in the Consolidated Financial Statements. At December 31, 2021 and 2020, the Company did not have a liability recorded for payment of interest and penalties associated with uncertain tax positions as such amounts are not material to the Consolidated Financial Statements.
Segment
We operate our business in a single operating and reportable segment, consistent with how our chief operating decision maker reviews financial performance and allocates resources. We operate collaboratively across product lines with a single expense pool.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to U.S. GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. For the year ended December 31, 2021, the Company has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). This ASU provides guidance on how an issuer would measure and recognize the effect of these transactions. Specifically, it provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company is currently evaluating the impact this new guidance will have on its Consolidated Financial Statements.
Recently Adopted Accounting Guidance
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. The ASU aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. ASU 2018-15 is effective for annual reporting periods after December 15, 2020 and interim periods within annual periods after December 15, 2021. The Company adopted this ASU in January 2021 with no material impact to its Consolidated Financial Statements.
3.Acquisition of NewQuest
On July 1, 2021 (the “Acquisition Date”), the Company completed the acquisition (the “Acquisition”) of the controlling interests with governance rights of NewQuest Holdings (Cayman) Limited (“NQ Manager”) and NewQuest Partners Master G.P. Ltd. (“NQ GP”), (collectively “NewQuest”). The Company initially acquired a 33.3% interest (the “Tranche 1”) in NewQuest in July 2018, which was presented as an equity method investment within investments on the Consolidated Statements of Financial Condition. On the Acquisition Date, the Company acquired the governance rights of NewQuest and an additional 33.3% of NQ Manager (the “Tranche 2”) for $38.0 million, bringing the Company’s total ownership in NQ Manager to 66.7% and NQ GP to 33.3%. Management believes that the Acquisition provides the Company with an opportunity to benefit from scale and expansion of its footprint in the Asia markets and synergies that can be achieved subsequent to the Acquisition. The operating results of NewQuest have been included in our Consolidated Financial Statements since the Acquisition Date.
The Acquisition was accounted for as a business combination under ASC 805, Business Combinations ("ASC 805") that was achieved in stages. As a result of the change of control, the Company was required to remeasure its pre-existing equity investment in NewQuest at fair value prior to consolidation. The Company estimated the fair value of its 33.3% pre-existing investment in NewQuest to be approximately $155.4 million. The remeasurement resulted in the recognition of a pretax gain of $95.0 million, which is presented within net gains (losses) from investment activities on the Consolidated Statements of Operations.
The consideration paid to acquire Tranche 2 consisted of $5.0 million in cash, contingent consideration valued at $8.4 million and equity interests of the acquirer valued at $24.6 million. The contingent consideration is based on raising additional fee-paying capital commitments by NewQuest during the fundraising period for NewQuest Fund V, whereby the first $5.0 million is earned if NewQuest surpasses $1.0 billion in fee payment capital commitments, and an additional $5.0 million is earned if it surpasses $1.75 billion. The fair value measurement of the Company's contingent consideration was determined using a discounted cash flow model and Level III inputs and the information provided by the Company’s management of the likelihood of achieving earnout, discounted at a rate of 12.5%. The Company believes that it is probable that it will meet the conditions for contingent consideration.
The equity interests of the acquirer issued as consideration include a minority interest of 0.08% in the Holding Companies valued at $5.8 million at the Acquisition Date and minority interests in select businesses ranging from 4.2% to 4.7% valued at $18.8 million in the aggregate at the Acquisition Date.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table summarizes the fair value of the consideration transferred or to be transferred to acquire NewQuest (in thousands):

Cash paid	$5,000
Contingent consideration	8,400
Equity interests of the acquirer	24,600
Total consideration for acquired ownership interest -Tranche 2	38,000
Fair value of previously held equity method investment - Tranche 1	155,400
Fair value of non-controlling interest in NewQuest	301,189
Total purchase consideration	$494,589
The total consideration was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess purchase price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the total enterprise value, fair value of the Company’s existing investment in NewQuest, the net tangible and identifiable intangible assets, and the fair values of the controlling and non-controlling interest in NewQuest. The determination of fair values require extensive use of accounting estimates and management judgment. Certain of these estimates are material. The fair values are based on estimates and assumptions from data currently available and were determined using a discounted cash flow model and Level III inputs, which includes estimates of future cash flows for carried interests and fee related earnings over a specific earning period, at a discount rate that ranges between 12.5% - 25.0%, and estimated economic lives.

Total purchase consideration	$494,589

Net assets acquired
Tangible assets
Cash	$29,817
Other assets	5,805
Carried interests	80,278
Capital interests	28,389
Due to affiliates	(23,364)
Liabilities and other	(7,630)
Net book value of tangible assets	113,295
Intangible assets
Contractual carried interests	132,600
Management contracts	20,000
Investor relationships	25,000
Total intangible assets	177,600
Goodwill	203,694
Total net assets acquired	$494,589

Controlling interest in NewQuest	$193,400
Non-controlling interest in NewQuest	301,189
The Company recorded goodwill on its books, which is included in other assets on the Consolidated Statements of Financial Condition. As of December 31, 2021, approximately $5.0 million of goodwill is deductible for income tax purposes. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Acquisition.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The fair value and weighted average estimated useful lives of identifiable intangible assets acquired in the Acquisition and recorded in other assets on the Consolidated Statements of Financial Condition consist of the following:

	Fair Value	Average Useful Life
	($ in thousands)	(in years)
Contractual carried interests	$132,600	6.7
Management contracts	20,000	3.5
Investor relationships	25,000	12
Total Intangible Assets	$177,600
Finite-lived intangible assets were as follows (in thousands) as of December 31, 2021:

	Gross Carrying Value	Additions	Accumulated Amortization	Net Carrying Value
Contractual carried interests	$—	$132,600	$(10,002)	$122,598
Management contracts	—	20,000	(3,126)	16,874
Investor relationships	—	25,000	(1,042)	23,958
	$—	$177,600	$(14,170)	$163,430

The following table presents our estimate of remaining amortization expense for intangible assets that existed as of December 31, 2021 (in thousands):

2022	$28,339
2023	28,339
2024	26,459
2025	22,088
2026	22,088
Thereafter	36,117
Total	$163,430

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Revenue, expense and net income (loss) of NewQuest included in the accompanying Consolidated Statements of Operations from the Acquisition Date through December 31, 2021 were as follows (in thousands):

Revenues
Fees and other	$13,678
Capital allocation-based income	30,659
Total revenues	44,337
Total expenses	25,369
Net income	$18,968

Net income attributable to controlling interests	$3,963
Net income attributable to other non-controlling interests	15,005
The following pro forma information presents a summary of the Company’s Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, as if the acquisition was completed as of January 1, 2020 (in thousands):

	Years ended December 31,
	2021	2020
Revenues
Fees and other	$991,689	$911,675
Capital allocation-based income	4,021,806	1,278,054
Total revenues	5,013,495	2,189,729
Total expenses	944,453	874,596
Net gains from investment activities	584,621	144,641
Net income	$4,653,663	$1,459,774

Net income (loss) attributable to redeemable equity in Public SPACs	$155,131	$(195,906)
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	19,287	(12,380)
Net income attributable to other non-controlling interests	2,464,132	740,565
Net income attributable to controlling interests	2,015,113	927,495
In December 2021, the Company signed an agreement to acquire the remaining 33.3% interest in NQ Manager in exchange for equity interests in the Company. The Company closed the transaction in January 2022. Management has not yet completed the analyses needed to estimate the impact to the Consolidated Financial Statements.
4.    Investments
Investments consist of the following (in thousands):

	December 31,
	2021	2020
Equity method - carried interests	$5,366,694	$3,451,863
Equity method - capital interests (includes assets pledged of $492,276 and $395,172)	590,662	422,314
Equity method - fair value option	46,013	—
Equity method - other	7,778	621,831
Equity investments	97,899	50,235
Total investments	$6,109,046	$4,546,243

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Net gains (losses) from carried interests and capital interests are disclosed in the Revenue section of Note 2. The following table summarizes net gains (losses) from investment activities (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net gains (losses) from investment activities
Net gains (losses) of equity method investments, fair value option (a)	$45,435	$(32,170)	$11,399
Net gains of equity method investments - other (b)	230,186	31,027	15,385
Net gains (losses) from equity investments (c) (d)	77,598	(4,696)	44,910
Total net gains (losses) from investment activities	$353,219	$(5,839)	$71,694

Gain on deconsolidation (e)	$—	$401,695	$—
___________
(a)In September 2021, the Company completed a business combination which resulted in a gain on deconsolidation of TPG PACE Tech Opportunities in an amount of $122.7 million.
(b)Includes pretax gain of $95.0 million on remeasurement of the Company’s pre-existing equity investment in NewQuest at fair value prior to consolidation. See Note 3.
(c)In December 2021, the Company completed a business combination which resulted in a gain on deconsolidation of TPG Pace Solutions’ in an amount of $109.9 million.
(d)In November 2019, the Company completed a business combination which resulted in a gain on deconsolidation of TPG Pace Holdings in an amount of $46.2 million.
(e)On May 1, 2020, the Company deconsolidated the assets, liabilities, and partners’ capital of the Former Affiliate and remeasured the retained investment in the Former Affiliate at fair value and recognized a gain of $401.7 million.
The following table presents the supplemental cash flow disclosures from activities related to deconsolidation of previously consolidated TPG Funds and Public SPACs (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$491,523	$—	$48,038
Investments held in Trust Accounts	430,265	—	193,728
Other assets	3,696	—	—
Due to affiliates	—	—	(4,000)
Derivative liabilities of Public SPACs	(50,898)	—	(30,300)
Other liabilities	(32,580)	—	(11,750)
Accounts payable and accrued expenses	(7,278)	—	(827)
Notes payable to affiliates	(2,000)	—	—
Amounts due to shareholders	(500,000)	—	—
Redeemable equity	(430,265)	—	(193,728)
Controlling interests	36,386	—	21,077
Non-controlling interests in consolidated TPG Funds	—	—	(48,000)
Other non-controlling interests	61,151	—	25,762
Equity Method Investments, Fair Value Option
On September 20, 2021, TPG PACE Tech Opportunities (“PACE”) completed a business combination with NRDY. At the time of the business combination, a reconsideration event occurred whereby the Company no longer has power over PACE. As a result, the Company deconsolidated PACE and recorded a gain of $122.7 million, which is included in net gains (losses) from investment activities. As of December 31, 2021, the Company held a 9.4% beneficial ownership interest in in NRDY, consisting of 7.7 million shares of Class A Common Stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $46.0 million. The warrants entitle the Company to acquire one share of

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Class A Common Stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021. In addition to its beneficial ownership in NRDY, the Company has one out of seven board of director seats. The Company concluded that its ownership interest and its board of director seat demonstrates that it has significant influence over the operating and financial policies of NRDY. As a result, the Company’s investment in NRDY is subject to the equity method of accounting. Pursuant to ASC 825 — Financial Instruments (“ASC 825”), the Company elected to apply the fair value option for its investments in NRDY and will remeasure its investments in NRDY at fair value every reporting period.
In November 2020, the Company distributed to its partners 8.8 million of Playa Hotels & Resorts N.V. (“PLYA”) shares in-kind at a value at the distribution date of $41.2 million which is recognized in in-kind distributions of investments on the Consolidated Statements of Cash Flows. As of December 31, 2020, the Company held 2.0 million earnout warrants with an aggregate fair value of $9.2 million. The earnout warrants entitle the Company to acquire one ordinary share for each earnout warrant for an exercise price of €0.10 per ordinary share if the price per share underlying the earnout warrants on the NASDAQ is greater than $13.00 for a period of more than 20 days out of 30 consecutive trading days within five years after March 13, 2017. The earnout warrants expire five years after March 13, 2017 or earlier upon redemption or liquidation in accordance with their terms. As a result of the distribution of shares, TPG is no longer entitled to designate a nominee for the Playa board of directors, and therefore, the Company no longer holds significant influence over PLYA. As such, the Company now accounts for its remaining investment in PLYA as an equity investment.
Equity Method Investments
From 2009 to May 2020, TPG and Sixth Street (the “Former Affiliate”) were in a strategic partnership in which the Former Affiliate served as the dedicated global credit and credit-related investing platform associated with TPG. In May 2020, TPG and the Former Affiliate completed a transaction to become independent, unaffiliated businesses. As part of the agreement and in order to complete regulatory disaffiliation, TPG retained a minority economic interest in the Former Affiliate and no longer holds a controlling financial interest in the Former Affiliate’s management companies or general partners of pooled investment entities. Post-closing, TPG holds an 11% interest across all of the Former Affiliate’s businesses, plus an approximate 30% interest in select vehicles with finite lives. On May 1, 2020, the Company deconsolidated the assets, liabilities, and partners’ capital of the Former Affiliate. As a result of the deconsolidation, the Company remeasured the retained investment in SSP at fair value at the time of the transaction, recognized a gain on deconsolidation of $401.7 million and increased its investment in the Former Affiliate’s underlying net assets by the aforementioned gain. Determining the fair value of the Former Affiliate involved making significant estimates and assumptions. The Company used a combination of the income and market-based approaches to estimate fair value, which are based, respectively, on discounted estimated future cash flows from earnings and market valuation multiples of comparable businesses and transactions. Of this basis difference, $28.6 million relates to specific investment funds of the Former Affiliate and will be amortized on a straight-line basis over the funds’ estimated remaining lives. The amortization is recognized in net gains (losses) from investment activities in the Consolidated Statements of Operations. The remaining amount relates to equity method goodwill recognized upon deconsolidation which is not amortized. The Company accounted for its investment in the Former Affiliate using the equity method of accounting until the Reorganization. In conjunction with the Reorganization described in Note 1, the Company transferred its investment in the Former Affiliate to RemainCo on December 31, 2021 resulting in the derecognition of our investment in the Former Affiliate.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table presents the supplemental cash flow disclosures from activities related to deconsolidation of the Former Affiliate during the year ended December 31, 2020 (in thousands):

Cash and cash equivalents	$107,221
Due from affiliates	87,302
Investments	202,192
Right-of-use assets	6,064
Lease liabilities	(6,946)
Other assets	25,846
Accounts payable and accrued expenses	(44,828)
Due to affiliates	(113,879)
Other liabilities	(99,533)
Other non-controlling interests	(163,744)
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. In 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value. In 2020, the Company recognized impairment losses of $4.3 million on an equity method investment without a readily determinable fair value based on significant deterioration of earnings performance. In 2019, there were no adjustments to the carrying value of equity method investments without readily determinable fair values.
Equity Investments
Equity investments represent the Company’s proprietary equity investments. At December 31, 2021 and 2020, the Company held equity investments with readily determinable fair values of $97.9 million and $4.5 million, respectively.
In December 2021, TPG PACE Solutions (“TPGS”) completed a business combination with Vacasa Holdings, LLC, a leading vacation rental management platform. The business combination was approved on November 30, 2021 by TPGS stockholders and closed on December 7, 2021. At the time of the business combination, a reconsideration event occurred whereby the Company no longer has power over TPGS. As a result, the Company deconsolidated TPGS and recorded a gain of $109.9 million, which is included in net gains (losses) from investment activities. Beginning December 7, 2021, Vacasa common stock started trading on the Nasdaq Stock Exchange under the ticker symbol “VCSA”. The Company concluded that it does not exercise significant influence over Vacasa’s operating and financial policies. As such, the Company accounts for its investment in VCSA as an equity investment.
Summarized Financial Information
TPG evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2021, 2020, and 2019, no individual equity method investment held by TPG met the significance criteria. As such, TPG is not required to present separate financial statements for any of its equity method investments.

The following table shows summarized financial information relating to the Consolidated Statements of Financial Condition for all of TPG’s equity method investments assuming 100% ownership as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Total assets	$67,268,493	$76,963,893
Total liabilities	11,499,817	14,191,759
Total equity	55,768,676	62,772,134

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table shows summarized financial information relating to the Consolidated Statements of Operations for all of TPG’s equity method investments assuming 100% ownership for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest, dividends and other	$2,467,862	$1,078,999	$1,336,837
Expenses	1,871,086	1,540,721	2,206,747
Net gains from investment activities	23,141,140	9,103,461	6,693,996
Net income	$23,737,916	$8,641,739	$5,824,086
5.    Investments and Securities Sold, Not Yet Purchased held by consolidated TPG Funds
As part of the Reorganization described in Note 1, all TPG Funds were deconsolidated as of December 31, 2021. As of December 31, 2020, investments of consolidated TPG Funds, by geographic region, consisted of the following (in thousands):

	December 31, 2020
	Fair Value	Fair Value % of Total
Investments of consolidated TPG Funds:
North America equity securities total (Cost: 2020 $124,420)	$150,684	61.8%
Latin America equity securities total (Cost: 2020 $0)	8	0.1%
Europe equity securities total (Cost: 2020 $27,856)	34,491	14.2%
Asia equity securities total (Cost: 2020 $34,360)	58,178	23.9%
Investments of consolidated TPG Funds (Cost: 2020 $186,636)	$243,361	100.0%
As of December 31, 2020, securities sold, not yet purchased, of consolidated TPG Funds, by geographic region consisted of the following (in thousands):

	December 31, 2020
	Fair Value	Fair Value % of Total
Securities sold, not yet purchased, of consolidated TPG Funds:
North America equity securities total (Proceeds: 2020 $47,017)	$57,629	72.2%
Europe equity securities total (Proceeds: 2020 $20,028)	20,370	25.5%
Asia equity securities total (Proceeds: 2020 $1,316)	1,799	2.3%
Securities sold, not yet purchased, of consolidated TPG Funds (Proceeds: 2020 $68,361)	$79,798	100.0%
At December 31, 2020, no investment in any individual security exceeded 5% of Partners’ Capital.
Securities sold, not yet purchased are fully collateralized by cash, securities and derivatives held at the prime brokers of the related consolidated TPG fund.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Realized and net change in unrealized gains (losses) from investment activities are comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Investment activities of consolidated TPG Funds and Public SPACs:
Realized gains, net on investments	$35,760	$17,450	$19,660
Realized (losses) gains on securities sold, not yet purchased	(16,044)	(13,461)	16,315
Change in unrealized (losses) gains, net on investments	(7,998)	9,694	47,463
Change in unrealized gains (losses) on securities sold, not yet purchased	12,022	(17,633)	(7,234)
Total net gains (losses) from investments and securities sold short of consolidated TPG Funds	23,740	(3,950)	76,204
Realized (losses) gains, net on derivative instruments	(10,444)	(3,217)	5,407
Change in unrealized gains (losses), net on derivative instruments	10,096	(11,524)	(6,400)
Total net losses on derivative instruments from investment activities of consolidated TPG Funds and Public SPACs	(348)	(14,741)	(993)
Net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs	$23,392	$(18,691)	$75,211
6.    Derivative Instruments
The consolidated TPG Funds and SPACs enter into derivative contracts in connection with their proprietary trading activities, including total return swaps, interest rate swaps and futures, options, foreign currency forwards, credit default swaps, warrants and FPAs, which meet the definition of a derivative in accordance with ASC 815. As a result of the use of derivative contracts, the consolidated TPG Funds and SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations.
Subsequent to the Reorganization, we no longer hold cash at the consolidated TPG Funds’ prime brokerage accounts on the Statements of Financial Condition. At December 31, 2020, cash of $109.0 million held at the consolidated TPG Funds’ prime brokerage accounts was included in due from counterparty on the Consolidated Statements of Financial Condition.
Certain SPACs issue warrants and enter into FPAs, which meet the definition of a derivative in accordance with ASC 815. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Consolidated Statements of Financial Condition. As a result of the issuance of warrants and FPAs, the consolidated Public SPACs are exposed to the volatility of the underlying instruments.
As of December 31, 2021 and 2020, the fair value of the warrants and FPAs were $13.0 million and $263.3 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants and FPAs for the years ended December 31, 2021 or 2020.
For the year ended December 31, 2021, the Company recorded unrealized gains on warrants and FPAs totaling $211.8 million. For the years ended December 31, 2020 and 2019, the Company recorded unrealized losses on warrants and FPAs totaling $239.3 million and $15.3 million, respectively.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The consolidated TPG Funds and SPACs’ derivative instruments as well as other assets held at the prime broker were as follows (in thousands):

	December 31, 2021
	Fair Value	Other Assets at the Prime Broker	Total Amount Presented	Notional Value (a)
Derivatives not designated as hedging instruments under Subtopic 815-20:
Liability derivatives:
Public warrants	$11,662	$—	$11,662	$—
Forward purchase agreements	1,386	—	1,386	—
Derivative liabilities of Public SPACs	$13,048	$—	$13,048	$—

	December 31, 2020
	Fair Value	Other Assets at the Prime Broker	Total Amount Presented	Notional Value (a)
Derivatives not designated as hedging instruments under Subtopic 815-20:
Asset derivatives
Total return swaps	$1,358	$—	$1,358	$11,968
Foreign currency forwards	155	—	155	22,847
	1,513	—	1,513	34,815
Cash	—	108,969	108,969	—
Due from counterparty	$1,513	$108,969	$110,482	$34,815

Liability derivatives:
Total return swaps	$11,763	$—	$11,763	$45,353
Foreign currency forwards	258	—	258	14,661
Due to counterparty	$12,021	$—	$12,021	$60,014

Public warrants	$70,730	$—	$70,730	$—
Forward purchase agreements	192,539	—	192,539	—
Derivative liabilities of Public SPACs	$263,269	$—	$263,269	$—
_______________
(a)While notional value gives some indication of the volume of derivative trading activity, the notional amount is generally not exchanged, but is only used as the basis on which interest and other payments are exchanged. For certain derivative instruments that are denominated in foreign currencies, the fair value is translated to U.S. dollars at the balance sheet date while the notional value is translated to U.S. dollars at the transaction date.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Net gains (losses) on derivative instruments are included in the Consolidated Statements of Operations as net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs or unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net gains (losses) recognized on derivative instruments of consolidated TPG Funds and Public SPACs (in thousands):

	Year Ended December 31,
	2021	2020	2019
Realized (losses) gains, net on total return swaps	$(10,269)	$(5,139)	$6,726
Realized (losses) gains, net on foreign currency forwards	(175)	1,922	(1,319)
Unrealized gains (losses), net on total return swaps	10,068	(10,807)	(6,323)
Unrealized gains (losses), net on foreign currency forwards	28	(717)	(77)
Total net losses on derivative instruments from investment activities of consolidated TPG Funds	(348)	(14,741)	(993)
Unrealized gains (losses), net on public warrants	52,128	(46,730)	(15,300)
Unrealized gains (losses), net on forward purchase agreements	159,694	(192,539)	—
Total net gains (losses) on derivative instruments of Public SPACs	211,822	(239,269)	(15,300)
Net gains (losses) on derivative instruments	$211,474	$(254,010)	$(16,293)

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
7.    Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities and those non-financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	December 31, 2021
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$46,013	$—	$—	$46,013
Equity investments	97,899	—	—	97,899
Total assets	$143,912	$—	$—	$143,912

Liabilities
Liabilities of consolidated TPG Funds and Public SPACs:
Public warrants	$11,662	$—	$—	$11,662
Forward purchase agreements	—	—	1,386	1,386
Total liabilities	$11,662	$—	$1,386	$13,048

	December 31, 2020
	Level I	Level II	Level III	Total
Assets
Equity investments	$13,680	$—	$—	$13,680
Assets of consolidated TPG Funds:
Equity investments	231,037	—	12,324	243,361
Foreign currency forwards	—	155	—	155
Total return swaps	—	1,358	—	1,358
Total assets	$244,717	$1,513	$12,324	$258,554

Liabilities
Embedded contingent zero strike price forward contract	$—	$—	$5,000	$5,000
Liabilities of consolidated TPG Funds and Public SPACs:
Public warrants	70,730	—	—	70,730
Forward purchase agreements	—	—	192,539	192,539
Securities sold, not yet purchased	79,798	—	—	79,798
Foreign currency forwards	—	258	—	258
Total return swaps	—	11,763	—	11,763
Total liabilities	$150,528	$12,021	$197,539	$360,088
The valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used at December 31, 2021 and 2020 included a combination of the market approach and income approach.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Year Ended December 31,
	2021	2020
Equity security assets
Balance, beginning of period	$12,324	$17,226
Realized gains, net	4,025	(3,208)
Unrealized losses, net	(3,778)	(293)
Purchases	708	631
Proceeds	(8,223)	(2,418)
Deconsolidation (a)	(5,056)	—
Transfers (b)	—	386
Balance, end of period	$—	$12,324

Derivative liabilities
Balance, beginning of period	$197,539	$5,600
Unrealized gains, net	(164,695)	191,939
Transfers (c)	(31,458)	—
Balance, end of period	$1,386	$197,539
_______________
(a)$5.1 million for the year ended December 31, 2021 represents the impact of the deconsolidation of certain TPG Funds in conjunction with the Reorganization described in Note 1.
(b)Transfers into Level III equity securities of $0.4 million for the year ended December 31, 2020 were due to changes in the observability of inputs used in valuation.
(c)Transfers out of Level III derivative liabilities of $31.5 million for the year ended December 31, 2021 were due to the deconsolidation of PACE.
Total realized and unrealized gains and losses recorded for Level III investments are reported in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs and unrealized gains (losses) on derivative liabilities of consolidated TPG Funds and Public SPACs in the Consolidated Statements of Operations.
The following tables provide qualitative information about investments categorized in Level III of the fair value hierarchy as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value December 31, 2021	Valuation Technique(s)	Unobservable Input(s) (a)	Range (Weighted Average) (b)

Liabilities
Forward purchase agreements	$1,386	Market comparables	Implied volatility	13.0%
	$1,386
_______________
(a)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments.
(b)Inputs weighted based on fair value of investments in range.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements

	Fair Value December 31, 2020		Valuation Technique(s)	Unobservable Input(s) (a)	Range (Weighted Average) (b)
Assets
Equity securities	$12,324		Market comparables	LTM EBITDA multiple	3.8x - 14.5x (12.8x)
				FWD EBITDA multiple	5.75x - 5.75x (5.75x)
				NOI cap rate	6.5% - 7.1% (7.0%)

			Discounted cash flows	15% Discount rate	Not applicable
			Indicative pricing	Operating and market performance	Not applicable
			Last transaction price	Operating and market performance	Not applicable
	$12,324	(c)

Liabilities
Forward purchase agreements	$192,539		Market comparables	Implied volatility	22.0% - 45.0% (38.7%)
Embedded contingent zero strike price forward contract	5,000		Other	Probability weighted expected return	Not applicable
$197,539
_______________
(a)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the investments. LTM represents Last Twelve Months, EBITDA represents Earnings Before Interest, Taxes, Depreciation and Amortization, FWD represents Forward and NOI represents Net Operating Income.
(b)Inputs weighted based on fair value of investments in range.
(c)Amounts include $0.2 million of investments whose valuation inputs are not directly comparable to other private equity investments, and as such, the unobservable inputs associated with these investments have been excluded from this table. These investments include financial instruments for which fair value is primarily based on expected proceeds ($0.2 million).

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
8.    Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Fixed assets, net:
Leasehold improvements	$40,798	$41,288
Other fixed assets	10,709	12,726
Computer hardware and software	9,526	7,490
Furniture, fixtures and equipment	7,724	7,414
Accumulated depreciation	(42,447)	(34,941)
Total fixed assets, net	26,310	33,977
Goodwill (a)	230,194	26,500
Intangible assets, net (b)	164,551	1,146
Prepaid expenses	23,995	24,690
Other	54,800	42,986
Other assets	$499,850	$129,299
_______________
(a)Includes $203.7 million of goodwill related to the acquisition of NewQuest described in Note 3.
(b)Includes $163.4 million of intangibles related to the acquisition of NewQuest described in Note 3.
9.    Accounts Payable and Accrued Expenses, and Other Liabilities
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Trade accounts payable	$37,429	$38,988
Accrued expenses	96,922	28,906
Accounts payable and accrued expenses	$134,351	$67,894
Other liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Clawback liability (see Note 17)	$58,317	$60,713
Other	2,926	7,017
Other liabilities	$61,243	$67,730
10.    Credit and Market Risk
The Company holds substantially all of its excess cash in bank deposits at highly rated banking corporations or investments in highly rated money market funds, which are included in cash and cash equivalents, restricted cash, investments held in Trust Accounts and cash and cash equivalents held by consolidated TPG Funds and Public SPACs in the Consolidated Financial Statements. The Company continually monitors the risk associated with these deposits and investments. Management believes the carrying values of these assets are reasonable taking into consideration credit and market risks along with estimated collateral values, payment histories and other information.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
In the normal course of business, TPG encounters market and credit risk concentrations. Market risk reflects changes in the value of investments due to changes in interest rates, credit spreads or other market factors. The TPG Funds are subject to credit risk to the extent any counterparty is unable to deliver cash balances, securities, or the fair value of swaps, or clear security transactions on the TPG Funds’ behalf. The settlement, clearing and depository operations for the TPG Funds’ securities trading activities are performed pursuant to agreements with counterparties, which are primarily global financial institutions. The TPG Funds manage this risk by monitoring daily the financial condition and credit quality of the parties with which the TPG Funds conduct business, but in the event of default by any of the TPG Funds’ counterparties, the loss to the TPG Funds could be material.
The Company is subject to potential concentration risk related to the investors’ commitments to TPG Funds. At December 31, 2021, no individual investor accounted for more than 10% of the total committed capital to TPG’s active funds.
Furthermore, certain of the TPG Funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The TPG Funds’ ability to liquidate their publicly-traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. Subordinate investments held by TPG may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market and the small size of the issue (relative to issues of comparable interests). As a result, the TPG Funds may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value. Other limitations for TPG to dispose of an investment and realize value include currency fluctuations and natural disasters.
The TPG Funds make investments outside of the United States. Investments outside the U.S. may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the TPG Funds or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the TPG Funds’ U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.
Furthermore, TPG is exposed to economic risk concentrations related to certain large investments as well as concentrations of investments in certain industries and geographies.
TPG is exposed to economic risk concentrations insofar as the Company is dependent on the ability of the TPG Funds that it manages to compensate it for the services it provides to these TPG Funds. Further, the incentive income component of this compensation is based on the ability of such TPG Funds to generate returns above certain specified thresholds.
Additionally, TPG is exposed to interest rate risk. TPG has debt obligations that have variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows.
TPG’s derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. Some of the markets in which the Company may effect its transactions are “over-the-counter” or “interdealer” markets. The participants in such markets are typically not subject to credit evaluation and regulatory oversight unlike members of exchange-based markets. This exposes the Company to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the applicable contract (whether or not such dispute is bona fide) or because of a credit or liquidity problem, causing the Company to suffer losses. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Company has concentrated its transactions with a single or small group of counterparties. TPG attempts to minimize this risk by limiting its counterparties to major financial institutions with strong credit ratings.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
11.    Variable Interest Entities
TPG consolidates VIEs in which it is considered the primary beneficiary as described in Note 2. TPG’s investment strategies differ by TPG Fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated VIEs may only be used to settle obligations of these consolidated VIEs. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and carried interests. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the years ended December 31, 2021 and 2020, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
The maximum exposure to loss represents the loss of assets recognized by TPG relating to non-consolidated entities and any amounts due to non-consolidated entities.
The assets and liabilities recognized in the Company’s Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,
	2021	2020
Investments (includes assets pledged of $492,276 and $395,172)	$5,957,356	$4,370,964
Due from affiliates	93,311	32,172
VIE-related assets	6,050,667	4,403,136
Potential clawback obligation	1,500,875	823,040
Due to affiliates	36,049	15,247
Maximum exposure to loss	$7,587,591	$5,241,423

RemainCo
In conjunction with the Reorganization described in Note 1, the TPG Operating Group and RemainCo entered into certain agreements to effectuate the go-forward relationship between the entities. The arrangements discussed below represent the TPG Operating Group’s variable interests in RemainCo, which do not provide the TPG Operating Group with the power to direct the activities that most significantly impact RemainCo’s performance and operations. As a result, RemainCo represents a non-consolidated VIE.

RemainCo Performance Earnings Agreement
In accordance with the TPG Operating Group’s agreement with RemainCo (the “RemainCo Performance Earnings Agreement”), RemainCo is entitled to distributions in respect of performance allocations from TPG Funds as described below. For certain existing TPG Funds that are advanced in their life cycles, which we refer to as the “Excluded Funds,” RemainCo is generally entitled to receive distributions of performance allocations not previously designated for our people or unaffiliated third parties, and the TPG Operating Group is not entitled to further performance allocations from the Excluded Funds. For TPG Funds of a more recent vintage and for future TPG Funds, which we collectively refer to as the “Included Funds,” RemainCo is entitled to a base performance allocation ranging from 10% to 15% (subject to limited exceptions, including TPG Funds acquired in a business combination or formed with meaningful participation by the counterparty of such business combination) depending upon the Included Fund (the “Base Entitlement”).

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
With respect to any TPG Fund that holds a first closing involving non-affiliated investors (a “First Closing”) on or after the fifth anniversary of the IPO, the Base Entitlement will step down ratably for each annual period following the fifth anniversary of the IPO through the fifteenth anniversary. RemainCo will not be entitled to distributions of performance allocations with respect to TPG Funds that have not held a First Closing on or prior to the fifteenth anniversary of the IPO. Once determined, RemainCo’s entitlement to performance allocation percentage with respect to any TPG Fund will remain in effect for the life of the applicable fund.
RemainCo is obligated to fund its pro rata share of clawback obligations with respect to any TPG Fund (in proportion to the Base Entitlement with respect to such TPG Fund) either directly or through indemnity or similar obligations to the TPG Operating Group. In the event that the underlying assets of RemainCo are not sufficient to cover the clawback amount, the TPG Operating Group is obligated to cover any shortfall of clawback. This shortfall covered by the TPG Operating Group would be required to be repaid by RemainCo out of future distributions.
Further, in the calendar years 2022, 2023 and 2024, if the amount otherwise available under the new discretionary performance allocation program is less than $110 million, $120 million and $130 million, respectively, our Chief Executive Officer can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40 million.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby we will provide RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support beginning in 2022. In exchange for these services, RemainCo will pay the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance.

Securitization Vehicles
During 2019, certain subsidiaries of the Company issued $200.0 million in privately placed securitization notes. Certain equity interests of these subsidiaries serve as collateral for the notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions. The notes issued by these VIEs are backed by the cash flows related to the Company’s equity method investments (“Participation Rights”) in certain funds. The Company determined that it is the primary beneficiary of the securitization vehicles because (i) its servicing responsibilities for the Participation Rights gives it the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) its variable interests in the VIEs gives the Company the obligation to absorb losses and the right to receive residual returns that could potentially be significant. In 2020, certain subsidiaries of the Company issued an additional $50.0 million in privately placed securitization notes.
The transfer of Participation Rights to the special purpose entities are considered sales for legal purposes. However, the Participation Rights and the related debt remain on the Company’s Consolidated Statements of Financial Condition. The Company recognizes interest expense on the secured borrowings issued by the special purpose entities.
The Participation Rights of the VIEs, cash and restricted cash serve as the sole source of repayment for the notes issued by these entities. Investors in the notes issued by the VIEs do not have recourse to the Company or to its other assets. Additionally, the Participation Rights and other assets directly held by the VIEs are not available to satisfy the general obligations of the Company.
As the primary beneficiary of these entities, the Company is exposed to credit, interest rate and market risk from the Participation Rights in the VIEs. However, the Company’s exposure to these risks did not change as a result of the transfer of Participation Rights to the VIEs. The Company may also be exposed to interest rate risk arising from the secured notes issued by the VIEs. The secured notes issued by the VIE’s are shown on the Company’s Consolidated Statements of Financial Condition as secured borrowings, net of unamortized issuance costs for the years ended December 31, 2021 and 2020 of $5.1 million and $5.4 million, respectively.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Consolidated Statements of Financial Condition:

	December 31,
	2021	2020
Cash and cash equivalents	$24,719	$8,195
Restricted cash	13,135	13,135
Participation rights receivable (a)	492,276	395,172
Due from affiliates	1,146	701
Total assets	$531,276	$417,203

Accrued interest	$191	$191
Due to affiliates and other	22,470	19,766
Secured borrowings, net	244,950	244,642
Total liabilities	$267,611	$264,599
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Consolidated Statements of Financial Condition.
12.    Credit Facilities
Senior Unsecured Term loan
In December 2021, the Company entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. As of December 31, 2021, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. During the year ended December 31, 2021, the Company incurred interest expense of $0.2 million on the Senior Unsecured Term Loan.
Subordinated Credit Facility
In August 2014, a consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In July 2021, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2022 to August 2023. In July 2020, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2021 to August 2022. In August 2019, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2020 to August 2021. The interest rate for borrowings under the Subordinated Credit Facility is calculated at the LIBOR rate at the time of borrowing plus 2.25%.
During the year ended December 31, 2021, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, leaving a zero balance at December 31, 2021. During the year ended December 31, 2020, the subsidiary borrowed $55.0 million and made repayments of $55.0 million on the Subordinated Credit Facility, resulting in no amount outstanding as of December 31, 2020.
During each of the years ended December 31, 2021 and 2020, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of $0.2 million. During the year ended December 31, 2019, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of $0.1 million.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Secured Borrowings
The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 11. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company will pay additional interest equal to 4.00% per annum. Interest expense related to tranche A and tranche B secured borrowings for the years ended December 31, 2021, 2020 and 2019 was approximately $13.3 million, $13.1 million and $11.9 million, respectively.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At December 31, 2021, the Company is in compliance with these covenants and conditions.
Revolving Credit Facility
During the years ended December 31, 2021 and 2020, certain consolidated TPG funds neither borrowed nor made repayments under a separate revolving credit facility, resulting in a zero balance at December 31, 2021 and 2020. The interest rate for borrowings under the revolving credit facility is calculated at the LIBOR rate at the time of borrowing plus 1.50%. In conjunction with the Reorganization described in Note 1, the Company transferred its co-investment interests in such TPG funds to RemainCo and no longer consolidates the TPG Funds.
13.    Income Taxes
The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state or local income taxes. Certain consolidated subsidiaries are subject to taxation in the U.S. (federal, state or local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes.
The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income taxes
International	$5,010	$7,936	$360
Federal	1,950	1,124	2,195
State and local	1,954	1,582	1,709
	8,914	10,642	4,264
Deferred income taxes (income tax benefits)
International	452	(337)	1,719
Federal	(223)	(334)	(136)
State and local	(105)	(192)	(158)
	124	(863)	1,425
Income tax expense	$9,038	$9,779	$5,689

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Income taxes are provided at the applicable statutory rates. The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Accruals	$1,637	$1,907
Fixed assets	384	368
Straight line rent	305	467
Net operating loss carryforwards	449	742
Partnership book/tax differences	125	(215)
	2,900	3,269
Less valuation allowance	(442)	(715)
Deferred tax assets, net	$2,458	$2,554

Deferred tax liabilities
Accruals	$25	$29
Fixed assets	585	808
Straight Line Rent	7	—
Other	(314)	(461)
Deferred tax liabilities, net	$303	$376
The Company’s deferred tax assets and deferred tax liabilities are included in the Consolidated Financial Statements within other assets, and accounts payable and accrued expenses, respectively.
At December 31, 2021, the Company did not have any foreign or federal net operating loss carryforwards, any state or local net operating losses, or any foreign tax credit carryforwards, net of valuation allowance.
The Company also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Company begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Company uses to manage its business. The Company’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely that not that the benefits from the deferred tax asset will be realized.
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	Year Ended December 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	21.00%	21.00%	21.00%
Income passed through to partners	(20.09)	(24.51)	(21.10)
Permanent adjustments	—	0.01	0.03
International tax rate differentials	(0.76)	4.08	0.42
State and local tax provisions	0.04	0.10	0.13
Effective income tax rate	0.19%	0.68%	0.48%
For the years ended December 31, 2021, 2020, and 2019, international tax rate differentials include unrealized losses on derivatives attributable to consolidated Public SPACs which impacted the rate by (0.95)%, 3.47% and 0.27%, respectively.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The Company does not believe that it has any tax position for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company applies the provisions of ASC 740, which clarifies the accounting and disclosure for uncertainty in tax positions. The Company analyzed its tax filing positions for all federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. Based on this review, adjustments for uncertain income tax positions of $4.5 million and $3.8 million, exclusive of penalties and interest, were required for each of the years ended December 31, 2021 and 2020, respectively.
In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2021, the U.S. federal, state, local and foreign income tax returns for the years 2018 through 2020 are generally open under the normal statute of limitations and therefore subject to examination.
14.    Sale of non-controlling interests in consolidated entities
In June 2017, the Holdings Companies sold an equity interest in the Former Affiliate of 1.5625% to a strategic investor for an aggregate price of $50.0 million. The Holdings Companies received $17.5 million in proceeds upon closing with the balance to be paid in equal installments over three years. The Company received $10.8 million in each of the years ended December 31, 2020 and 2019. The payments are shown in the Consolidated Statements of Changes in Partners’ Capital. As of December 31, 2020, the receivable for the sale of non-controlling interests in consolidated entities has been settled in full. The sale of the equity interests is subject to a put provision whereby, under limited circumstances, the Holdings Companies would be required to repurchase all the equity interest previously sold in excess of any distributions received. This provision expires in June 2022.
15.    Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	December 31,
	2021	2020
Portfolio companies	$42,067	$32,193
Partners and employees	2,760	1,856
Other related entities	47,183	42,331
Unconsolidated VIEs	93,311	32,172
Due from affiliates	$185,321	$108,552

Portfolio companies	$6,567	$6,965
Partners and employees	125,429	92,312
Other related entities	658,954	348,861
Unconsolidated VIEs	36,049	15,247
Due to affiliates	$826,999	$463,385
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Senior Unsecured Revolving Credit Facility
In March 2011, the Company secured a $400.0 million credit facility on behalf of an affiliate. In May 2018, the Company entered into an amended and restated Secured Revolving Credit Facility Agreement under which certain terms were modified, including reduced commitments of $300.0 million, an extension of the maturity to May 2023 and certain components of financial covenants were redefined. In November 2020, the Company entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including releasing all collateral pledged

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
under the prior Secured Revolving Credit Facility and extending the maturity to November 2025. The interest rate for borrowings on the credit facility is calculated at the LIBOR rate at the time of the borrowing plus 1.75%.
In November 2021, the Company entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including that TPG Holdings, L.P. may elect to have (i) TPG Operating Group II, L.P. (f/k/a TPG Holdings II, L.P.) assume its obligations as borrower under the Senior Unsecured Revolving Credit Facility and (ii) correspondingly release TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P from their guarantees of the Senior Unsecured Revolving Credit Facility. TPG Holdings, L.P. made such election in conjunction with the Reorganization, upon which TPG Operating Group II, L.P. assumed its obligations as borrower under the Senior Unsecured Revolving Credit Facility, and TPG Holdings, L.P. was thereby released from its obligations as borrower thereunder. Correspondingly, TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P were released from their guarantees of the Senior Unsecured Revolving Credit Facility.
During the year ended December 31, 2021, the Company made no borrowings and made repayments of $50.0 million on the Revolving Credit Facility to Affiliate, leaving a balance of zero at December 31, 2021. During the year ended December 31, 2020, the Company borrowed $150.0 million and made repayments of $100.0 million on the credit facility, leaving a balance of $50.0 million at December 31, 2020. At December 31, 2021 and 2020, $300.0 million and $250.0 million was available to be borrowed under the terms of the credit facility, respectively.
During the years ended December 31, 2021 and 2020, the Company incurred interest expense on the Revolving Credit Facility of $0.6 million and $2.4 million, respectively. The Company did not incur any interest expense on the Revolving Credit Facility during the year ended December 31, 2019.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG Funds. These investments are generally not subject to management fees or carried interest at the discretion of the general partner. Investments made by these individuals during the years ended December 31, 2021 and 2020 totaled $211.3 million and $104.2 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG Funds or Portfolio companies. The Company disclosed revenues in Note 2.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.0 million and $18.3 million at December 31, 2021 and 2020, respectively.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Consolidated Financial Statements, totaled $0.5 million for each of the years ended December 31, 2021 and 2020, and $1.2 million for the year ended December 31, 2019.
Aircraft Services
The Company leases aircraft owned by entities controlled by the Partners of the Company. Such lease payments, which were paid to entities controlled by the Partners of the Company, totaled $4.9 million for each of the years ended December 31, 2021 and 2020, and $6.8 million for the year ended December 31, 2019.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized within expense reimbursements and other in the amount of $21.8 million. During the years ended December 31, 2021, 2020, and 2019, these related parties have made payments associated with these arrangements of $27.9 million, $21.1 million, and $0.1 million, respectively.
16.    Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease cost (a):
Operating lease cost	$37,330	$35,995	$31,116
Short-term lease costs	416	184	351
Variable lease cost	5,067	2,478	5,091
Sublease income	(5,807)	(4,000)	(762)
Total lease cost	$37,006	$34,657	$35,796
Weighted-average remaining lease term	7.4	8.3	9.1
Weighted-average discount rate	4.11%	4.09%	4.14%
___________
(a)Office rent expense for the years ended December 31, 2021, 2020 and 2019 was $32.0 million, $30.9 million and $24.5 million, respectively.
Supplemental Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$29,224	$29,427	$29,655
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities (a)	5,634	6,035	120,130
___________
(a)     The new operating right of use assets and related liabilities for the year ended December 31, 2019 excludes the initial impacts of the adoption of ASU 2016-02. The decrease for the year ended December 31, 2020 from the prior year ended December 31, 2019 is due to the timing of the renegotiation of lease contracts approaching expiration.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of December 31, 2021 (in thousands):

Year Due	Lease Amount
2022	$26,853
2023	24,267
2024	28,479
2025	27,247
2026	13,090
Thereafter	92,694
Total future undiscounted operating lease payments	212,630
Less: imputed interest	(35,627)
Present value of operating lease liabilities	$177,003
17.    Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At December 31, 2021 and 2020, the maximum obligations guaranteed under these agreements totaled $715.0 million and $511.9 million, respectively. At December 31, 2021, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2023	$30,000
December 2024	200,000
November 2025	300,000
June 2026	60,000
December 2026	79,681
June 2030	45,220
Thereafter	50
Total	$714,951
At December 31, 2021 and 2020, the outstanding amount of debt on obligations related to these guarantees was $341.3 million and $127.7 million, respectively.
Letters of Credit
The Company had $0.7 million in letters of credit outstanding at December 31, 2021 and 2020.
Commitments
At December 31, 2021, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $175.0 million to the consolidated Public SPACs.
At December 31, 2021, the Holdings Companies had unfunded investment commitments of $339.9 million to the TPG Funds, consolidated Public SPACs and other strategic investments.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Contingent Obligations (Clawback) With Affiliates

The governing agreements of the TPG Funds that pay carried interest generally include a clawback provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Carried interest received by the general partners of the respective TPG Funds is subject to clawback to the extent the carried interest received by the general partners exceeds the amount the general partners are ultimately entitled to receive based on cumulative fund results. At December 31, 2021, if all investments held by the TPG Funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Consolidated Financial Statements.
At December 31, 2021, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of carried interest subject to potential clawback would be $1,500.9 million on a pre-tax basis.
During the year ended December 31, 2021, the general partners made no payments on the clawback liability.
The Company holds additional equity method investments that generate performance fee-based income in which the potential for additional clawback exists, a possibility that management views as unlikely. The reporting rights of these investments is such that management does not have the ability to estimate potential clawback.
Legal Actions and Other Proceedings
From time to time, TPG is involved in legal proceedings, litigation and claims incidental to the conduct of our business, including with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims against our portfolio companies that adversely affect the value of certain investments owned by TPG’s funds. TPG’s business is also subject to extensive regulation, which has and may result in TPG becoming subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, state attorneys general, Financial Industry Regulatory Authority (“FINRA”), and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against TPG or its personnel.
TPG accrues a liability for legal proceedings in accordance with Generally Accepted Accounting Principles, in particular, TPG establishes an accrued liability for loss contingencies when a settlement arising from a legal proceeding is both probable and reasonably estimable. If the matter is not probable or reasonably estimable, no such liability is recorded. Examples of this include: (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to such matters. Even when TPG accrues a liability for a loss contingency such cases, there may be an exposure to loss in excess of any amounts accrued. Loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.
In November 2019, it became probable that the Company would settle a dispute with the Internal Revenue Service for approximately $7.5 million. This settlement did not result in a change to the Company’s previously filed Federal income tax returns. In the fourth quarter of 2020, the Company recorded this expected settlement amount in general, administrative, and other in the Consolidated Statements of Operations and the offsetting payable in accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.
In December 2020, the Company settled the dispute with the Internal Revenue Service by making a payment of approximately $7.8 million and recorded additional expenses of $0.3 million in general, administrative, and other in the Consolidated Statements of Operations.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Based on information presently known by management, TPG has not recorded a potential liability related to any pending legal proceeding and is not subject to any legal proceedings that we expect to have a material impact on our operations, financial positions, or cash flows. It is not possible, however, to predict the ultimate outcome of all pending legal proceedings, and the claimants in the matter discussed below seek potentially large and indeterminate amounts. As such, although we do not consider such an outcome likely, given the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in the matter described below or certain other matters could have a material effect on TPG’s financial results in any particular period.
Since 2011, a number of TPG-related entities and individuals, including David Bonderman and Jim Coulter, have been named as defendants/respondents in a series of lawsuits in the US, UK, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, are named in the suits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper.
To date, most of the lawsuits filed in New York Federal and State courts against TPG and Apax-related defendants have been dismissed, with those dismissals upheld on appeal, or the appeal period has passed. A lawsuit pending in the District Court of Luxembourg against two former TPG partners and two individuals related to Apax involved in the investment has been decided after trial in their favor on all claims and is now on appeal. In February 2018, a High Court case in London against a number of TPG and Apax related parties and individuals was abandoned by the claimants in the early days of a scheduled six-week trial with costs of $9.5 million awarded to the TPG and Apax-related parties, of which $3.4 million was awarded to TPG.
In addition to the Luxembourg appeal, two cases in New York state court are active, and two cases in New York federal court are stayed, against TPG and Apax-related parties concerning the Hellas investment. Motions to dismiss by all defendants (or appeals and motions to reconsider related thereto) are pending in the two active actions.
TPG believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.
Indemnifications
In the normal course of business, TPG enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of TPG’s funds have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that TPG has made. TPG’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against TPG that have not yet occurred. However, based on experience, TPG expects the risk of material loss to be remote.
18.    Compensation and Benefits
TPG provides voluntary defined contribution plans for its U.S. and U.K. employees who meet certain eligibility requirements. The current defined contribution plan for U.S. employees is a 401(k) profit-sharing plan that was adopted in May 1996. The current defined contribution plan for U.K. employees is a pension plan that was adopted in January 2010. Employees may elect to make contributions up to legally established limits. Both plans provide for employer contributions at the Company’s discretion. The Company’s contribution expenses were $10.9 million, $11.2 million and $13.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Compensation includes a significant performance-based component in the form of discretionary bonuses. The Company incurred discretionary bonus expense of $340.9 million, $293.9 million and $316.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Certain employees of the Company receive awards from TPG Real Estate Finance Trust, Inc. (“TRTX”), a publicly traded real estate investment trust, externally managed and advised by TPG RE Finance Trust Management, L.P., a wholly-owned subsidiary of the Company for services provided to TRTX. Generally, these awards vest over four years for employees and at grant date for directors of TRTX.

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
The awards granted to certain employees of the Company are recorded in other assets and due to affiliates on grant date in the Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the year ended December 31, 2021, the Company recognized $9.5 million of management fees and compensation and benefits expense.
19.    Redeemable Equity (see Note 2 – Special Purpose Acquisition Companies)
Redeemable equity from consolidated Public SPACs represents the shares issued by the Company’s consolidated Public SPACs that are redeemable for cash in the event of an election to redeem by individual public shareholders at the time of the business combination. Additionally, these shares become automatically redeemable with the Public SPAC’s failure to complete a business combination, tender offer, or stockholder approval provisions. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity from consolidated Public SPACs in the accompanying Consolidated Financial Statements.
Offering costs related to Class A ordinary shares issued by SPACs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the IPO of units. Offering costs for the year ended December 31, 2021 totaled approximately $54.1 million, inclusive of $32.7 million in deferred underwriting commissions, and were charged to redeemable equity. Offering costs for the year ended December 31, 2020 totaled approximately $46.0 million, inclusive of $28.0 million in deferred underwriting commissions. Approximately $44.7 million of the offering costs were related to the issuance of Class A ordinary shares and charged to redeemable equity and approximately $1.3 million of the offering costs were related to the warrant liabilities and charged to the Consolidated Statement of Operations.
As of December 31, 2021 and 2020, the redeemable equity consisted of 100.0 million and 80.0 million outstanding Class A ordinary shares, respectively. These interests were classified outside of partners’ capital totaling $1,000.0 million and $800.0 million, respectively, which represented the full redemption value and equals the assets held in Trust Accounts. The following table summarizes the adjustments to redeemable equity (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$800,011	$—	$456,920
IPO share proceeds	935,000	800,000	—
Current and deferred offering costs	(54,141)	(44,702)	4,000
Bifurcation of warrant liabilities	(12,500)	(24,000)	—
Net income (loss) attributable to redeemable equity	155,131	(195,906)	(9,684)
Redemptions / withdrawals	(304,760)	—	(269,695)
Deconsolidation	(430,265)	—	(193,727)
Change in redemption value of redeemable non-controlling interest	(88,449)	264,619	12,186
Total redeemable equity	$1,000,027	$800,011	$—
20.    Other Non-Controlling Interests
Other non-controlling interests consist of:
•Non-controlling interests held by TPG Affiliated Partners – ownership interests in certain consolidated entities held by various TPG affiliated partners
•Non-controlling interests held by investors – ownership interests in the Holdings Companies held by investors otherwise unaffiliated with TPG

TPG Group Holdings (SBS), L.P.
Notes to Consolidated Financial Statements
Partners’ capital attributable to other non-controlling interests consisted of the following (in thousands):

	December 31,
	2021	2020
TPG affiliated partners	$4,338,377	$1,601,037
Investors	316,444	454,249
Other non-controlling interests	$4,654,821	$2,055,286
Net income (loss) attributable to other non-controlling interests was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
TPG affiliated partners	$2,081,170	$548,504	$561,189
Investors	374,655	171,136	90,369
Income attributable to other non-controlling interests	$2,455,825	$719,640	$651,558
21.    Regulated Entities
At December 31, 2021, the Company consolidates a registered broker-dealer subsidiary that is subject to the minimum net capital requirements of the SEC and FINRA which may restrict the Company’s ability to withdraw funds from the broker-dealer. The broker-dealer has continuously operated in excess of its minimum net capital requirements.
Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.
22.    Subsequent Events
In January 2022, TPG Inc. granted the following stock-based awards in connection with its IPO:
•8.3 million restricted stock units (“RSUs”) with a grant date fair value of $243.4 million which are generally satisfied over four years.
•2.2 million RSUs with a grant date fair value of $50.8 million, awarded to certain of the Company’s executives, which are generally satisfied over five years and achievement of a performance-condition.
Other than the Reorganization and IPO described in Note 1, the acquisition of remaining equity interests in NQ Manager described in Note 3 and the event described above, there are no additional subsequent events through the date of issuance of the consolidated financial statements which require adjustment or disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
The following table sets forth the names and ages, as of the date of this Annual Report on Form 10-K, of the individuals who serve as our executive officers and members of our board of directors.

Name	Age	Position
David Bonderman	79	Founding Partner, Non-Executive Chairman and Director
James G. Coulter	62	Founding Partner, Executive Chairman and Director
Jon Winkelried	62	Chief Executive Officer and Director
Jack Weingart	55	Chief Financial Officer and Director
Todd Sisitsky	50	President and Director
Anilu Vazquez-Ubarri	45	Chief Human Resources Officer and Director
Ken Murphy	57	Chief Operating Officer
Bradford Berenson	57	General Counsel
Joann Harris	52	Chief Compliance Officer
Maya Chorengel	51	Director
Jonathan Coslet	57	Director
Kelvin Davis	58	Director
Ganendran Sarvananthan	47	Director
David Trujillo	46	Director
Mary Cranston	74	Director
Deborah M. Messemer	64	Director
David Bonderman
David Bonderman has been a member of our board of directors since its inception. Mr. Bonderman is a Founding Partner and Chairman of the board of directors of TPG, and he served on the TPG Holdings Committee (as well as its predecessor committee) from its inception until the IPO. He has been a controlling stockholder of TPG since its formation in 1992. Mr. Bonderman currently serves on the following public boards: Allogene Therapeutics, Inc. and TPG Pace Beneficial Finance Corp. He has previously served on the boards of many public companies, some of which include: RyanAir Holdings, plc and Continental Airlines, for both of which he was Chairman, Ducati Motor Holding, S.p.A, China International Capital Corporation Limited, Co-Star Group, Inc., General Motors Company, Kite Pharma, Inc., Oxford Health Plans, Inc., Paradyne Networks, Inc., Seagate Technology Holdings plc, TPG Pace Solutions Corp., TPG Pace Tech Opportunities Corp., TPG Pace Energy Holdings Corp., TPG Pace Holdings, Inc. and Univision Holdings, Inc. Throughout Mr. Bonderman’s career, he has served as a director on numerous other public, private, advisory, academic and charitable boards. Mr. Bonderman received a Bachelor of Arts degree from the University of Washington, cum laude, and a J.D. from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review and Sheldon Fellow.
We believe that Mr. Bonderman’s significant directorship experience and executive management roles within TPG from its formation to the present make him well-qualified to serve as a member of our board of directors.
James G. Coulter
James G. (“Jim”) Coulter has been a member of our board of directors since its inception. Mr. Coulter has served as a Founding Partner of TPG since 1992, as well as serving, at various points, in roles including Executive Chairman and Co-Chief Executive Officer of TPG, Managing Partner of TPG Rise Climate, Co-Managing Partner of The Rise Fund and served on the TPG Holdings Committee (as well as its predecessor committee) from its inception until the IPO. He has been a controlling stockholder of TPG since its formation in 1992. Mr. Coulter previously served on the boards of the following public companies: Continental Airlines, America West Airlines, Northwest Airlines, Seagate Technology Holdings plc, Lenovo Group Limited, J.Crew Group, Globespan, Inc, Oxford Health Plans, Inc. and MEMC Electronic

Materials, Inc. Throughout Mr. Coulter’s career, he has served on numerous other public, private, advisory, academic and charitable boards. Mr. Coulter received a Bachelor of Arts degree from Dartmouth College, where he graduated summa cum laude, and an M.B.A. from the Stanford Graduate School of Business, where he was named an Arjay Miller Scholar.
We believe that Mr. Coulter’s significant directorship experience and executive management roles within TPG from its formation to the present make him well-qualified to serve as a member of our board of directors.
Jon Winkelried
Jon Winkelried has been a member of our board of directors since its inception. Mr. Winkelried has been the Chief Executive Officer of TPG since 2021 and has been a Partner of and was the Co-Chief Executive Officer of TPG since 2015. In addition, he served on the TPG Holdings Committee (as well as its predecessor committee) from its formation in 2017 until the IPO. Mr. Winkelried currently serves as a director on the boards of the following private companies: Evolution Media Growth, Delos Living LLC, Anastasia Beverly Hills LLC, Bounty Minerals LLC and Quadro Partners, Inc. He previously served as a director on the public board of McAfee Corp. from January 2018 to March 2022. He also serves as a trustee on the board of trust of Vanderbilt University, and served as a trustee at the University of Chicago from 2006 to 2011. Beginning in 1982, Mr. Winkelried spent more than 27 years with the Goldman Sachs Group, Inc. in various roles, including as a Partner from 1990 to 2009, President and Co-Chief Operating Officer from 2006 to 2009, as a member of the board of directors from 2006 to 2009, and as a longstanding member of Goldman’s management committee, partnership committee, capital committee, and as the Founding Chairman of its business practices committee. Prior to joining TPG in 2015, Mr. Winkelried managed JW Capital Partners with investments across a range of industries including technology, real estate, healthcare and natural resources from 2010 to 2013 and was a Strategic Advisor and Partner at Thrive Capital, a New York-based venture capital firm focused on technology investing from 2013 to 2015. Mr. Winkelried received a Bachelor of Arts degree from the University of Chicago and an M.B.A. from the Graduate School of Business at the University of Chicago.
We believe that Mr. Winkelried’s significant directorship experience and executive management roles within TPG make him well-qualified to serve as a member of our board of directors.
Jack Weingart
Jack Weingart has been a member of our board of directors since its inception and is our Chief Financial Officer. He previously served as the Co-Managing Partner of TPG Capital from 2017 until his appointment as Chief Financial Officer. Between 2006 and 2017, he served as Managing Partner of the Funding Group, which comprises the firm’s fundraising and capital markets activities. Mr. Weingart currently serves on the board of directors of Viking Holdings, Ltd. and has previously served on the board of directors of several private and nonprofit companies, including: Chobani and the Awaso Hope Foundation. Prior to joining TPG in 2006, Mr. Weingart was a Managing Director at Goldman, Sachs & Co., responsible for managing the firm’s West Coast leveraged finance and financial sponsor business. Mr. Weingart received a Bachelor of Science in electrical engineering and computer sciences from the University of California at Berkeley.
We believe that Mr. Weingart’s significant directorship experience and roles within TPG make him well-qualified to serve as a member of our board of directors.
Todd Sisitsky
Todd Sisitsky has been a member of our board of directors since its inception and is our President. Mr. Sisitsky has served as Managing Partner of TPG Capital in the United States and Europe since 2015, where he co-leads the firm’s investment activities in the healthcare services, pharmaceuticals and medical device sectors. He has played leadership roles in connection with TPG’s investments in Allogene Therapeutics, Adare Pharmaceuticals, Aptalis, Biomet, Exactech, Ellodi Pharmaceuticals, Fenwal, Healthscope, IASIS Healthcare, Immucor, IQVIA Holdings, Inc. (and predecessor companies IMS Health and Quintiles), Monogram Health, Par Pharmaceutical and Surgical Care Affiliates. Mr. Sisitsky currently serves as director of the following public companies: Convey Health Solutions, Inc., IQVIA Holdings, Inc. and Allogene Therapeutics, Inc. He received a Bachelor of Arts from Dartmouth College, where he graduated summa cum laude, and an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. Mr. Sisitsky serves on the board of directors of the international non-profit, Grassroot Soccer and the Dartmouth Medical School Board of Advisors, where he serves as chair.

We believe that Mr. Sisitsky’s significant directorship experience and roles within TPG make him well-qualified to serve as a member of our board of directors.
Anilu Vazquez-Ubarri
Anilu Vazquez-Ubarri has been a member of our board of directors since its inception and is our Chief Human Resources Officer. Ms. Vazquez-Ubarri is a Partner of TPG and co-chair of the TPG Diversity Equity and Inclusion Council with Mr. Winkelried. She also served on the TPG Holdings Committee until the IPO. She also currently serves as a director on the board of the public company Upwork, Inc., the board of the private company Greenhouse Software, Inc. and the boards of the following nonprofit companies: Teach for America-Bay Area, the Vera Institute of Justice and Charter School Growth Fund. She previously served as a director on the board of TPG Pace Beneficial II Corp., a public company. Prior to joining TPG in 2018, Ms. Vazquez-Ubarri worked at Goldman Sachs from 2007 until 2018, where she was most recently the firm’s Global Head of Talent and Chief Diversity Officer. Prior to Goldman Sachs, Ms. Vazquez-Ubarri was an associate at Shearman & Sterling LLP in the Executive Compensation & Employee Benefits group from 2002 to 2007. Ms. Vazquez-Ubarri received a Bachelor of Arts in History and Latin American Studies, cum laude, from Princeton University and a J.D. from Fordham University School of Law.
We believe that Ms. Vazquez-Ubarri’s significant directorship experience and role as the Chief Human Resources Officer of TPG make her well-qualified to serve as a member of our board of directors.
Ken Murphy
Ken Murphy is our Chief Operating Officer and works across the back office operations of the firm. In addition, Mr. Murphy is responsible for integration of new business opportunities into the organization. Prior to joining TPG in 2015, Mr. Murphy worked at Mount Kellett Capital Management for three years, where he was Co-Chief Operating Officer overseeing the firm’s Real Estate and Private Equity Practice, provided leadership and direction to the Special Situations platform, and developed and managed investment and operations teams. Prior to Mount Kellett, Mr. Murphy worked at Goldman Sachs for 23 years, where he led the Services Division and was the Co-Head of both the US Special Situations platform and the firm’s Specialty Lending group. Mr. Murphy received his Bachelor of Business Administration in Finance from Baylor University.
Bradford Berenson
Bradford (“Brad”) Berenson is our General Counsel and has, since March 2017, served as a Partner and the General Counsel of TPG. Before joining TPG, Mr. Berenson served as Vice President and Senior Counsel, Litigation and Legal Policy of The General Electric Company from October 2012 until February 2017. Prior to joining GE, Mr. Berenson was a litigation partner at Sidley Austin LLP in Washington, D.C., a global law firm he joined in 1993. Mr. Berenson was Associate Counsel to the President of the United States from 2001 to 2003. He is an Executive Fellow of the Berkeley Center for Law and Business and serves as a member of the Board of Directors of the American Investment Council. Mr. Berenson received a Bachelor of Arts degree in History from Yale College, summa cum laude, and a J.D. from Harvard Law School, magna cum laude, where he was Supreme Court editor of the Harvard Law Review. After graduating from law school, Mr. Berenson clerked for Judge Laurence H. Silberman of the United States Court of Appeals for the District of Columbia Circuit and for Justice Anthony M. Kennedy of the United States Supreme Court.
Joann Harris
Joann Harris is our Chief Compliance Officer and a Partner of TPG. Prior to joining TPG in 2015, Ms. Harris was an Assistant Director with the SEC where she supervised investigations involving all key enforcement program areas. During her time at the SEC, from 2003 until 2015, in addition to serving as an Assistant Director, Ms. Harris was a member of the SEC’s Asset Management Unit, a national specialized unit focused on investment advisers, investment companies and private funds. While an Enforcement attorney, she conducted a wide array of investigations covering financial fraud, insider trading, market manipulation and other conduct that violated the federal securities laws. Prior to joining the SEC, she was a corporate attorney in private practice and a certified public accountant and auditor before attending law school. Ms. Harris received a Bachelor of Science degree in Accounting from the University of Arkansas and a J.D. from the SMU Dedman School of Law.

Maya Chorengel
Maya Chorengel has been a member of our board of directors since its inception. Ms. Chorengel is Co-Managing Partner at The Rise Fund, a $6 billion global impact investing fund managed by TPG. She has been with TPG since 2017. Ms. Chorengel currently serves on the boards of Benevity, Kiva, Nithio, SEO (Seizing Every Opportunity) and Varo Bank and on the Advisory Boards of the Harvard Business School Social Enterprise Initiative and CASE i3 at Duke University. She has over two decades of private equity, venture capital and impact investing experience globally, including co-founding Elevar Equity, a leading impact venture firm, and working at Warburg Pincus. She co-authored “Calculating the Value of Impact Investing” published in the Harvard Business Review. Ms. Chorengel received a Bachelor of Arts in Social Studies from Harvard University, where she graduated magna cum laude, and an M.B.A. from Harvard Business School.
We believe that Ms. Chorengel’s significant directorship experience and executive management roles within TPG make her well-qualified to serve as a member of our board of directors.
Jonathan Coslet
Jonathan Coslet has been a member of our board of directors since its inception. Mr. Coslet is the Vice Chairman of TPG and has been with TPG since 1993, most recently serving as Chief Investment Officer until 2020. Mr. Coslet currently serves on the boards of Cushman & Wakefield and LifeTime Fitness, and during his tenure with TPG, has served on the boards of directors of several public and private companies, including Biomet, Crunch Fitness, Endurance Specialty, FIS, Iasis Healthcare, IQVIA, JCrew, Neiman Marcus, Oxford Health Plans, Petco and Quintiles. Prior to joining TPG, Mr. Coslet worked at Donaldson, Lufkin & Jenrette, and before that Drexel Burnham Lambert. He received his Bachelor of Science in economics and finance from the Wharton School of the University of Pennsylvania where he was Valedictorian, and his M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Coslet currently serves on the Boards of Stanford Children’s Hospital, where he is Chairman, the Stanford Medicine Board of Fellows and Stanford Institute for Economic Policy Research.
We believe that Mr. Coslet’s significant directorship experience and roles within TPG make him well-qualified to serve as a member of our board of directors.
Kelvin Davis
Kelvin Davis has been a member of our board of directors since its inception. Mr. Davis has been with TPG since 2000 and is the Founder and Co-Head of TPG Real Estate and served on the TPG Holdings Committee until the IPO. From 2000 to 2009, Mr. Davis led TPG’s North American Buyout Group, encompassing investments in all non-technology industry sectors. He currently serves on the board of directors for the public company TPG RE Finance Trust, Inc. and the board of directors of the following private companies: Catellus Development Corporation and Enlivant Senior Housing. Prior to joining TPG in 2000, Mr. Davis was President and Chief Operating Officer of Colony Capital, LLC, a private international real estate investment firm based in Los Angeles, which he co-founded in 1991. Mr. Davis earned a Bachelor of Arts degree in Economics from Stanford University and an M.B.A. from Harvard Business School, where he was a Baker Scholar, a John L. Loeb Fellow, and a Wolfe Award recipient. He is also a long-time director (and past Chairman) of Los Angeles Team Mentoring, Inc. (a charitable mentoring organization) and a trustee of Los Angeles County Museum of Art (LACMA).
We believe that Mr. Davis’s significant directorship experience and executive management roles within TPG make him well-qualified to serve as a member of our board of directors.
Ganendran Sarvananthan
Ganendran (“Ganen”) Sarvananthan has been a member of our board of directors since its inception. Mr. Sarvananthan is the Managing Partner for TPG Asia, Head of Southeast Asia and served on the TPG Holdings Committee until the IPO. He joined TPG in 2014 from Khazanah Nasional Berhad, the Government of Malaysia’s strategic investment fund, where he had been since 2004. As the Head of Investments at Khazanah, Mr. Sarvananthan oversaw an investments team based in Kuala Lumpur, Beijing, Mumbai, San Francisco and Istanbul and managed a $31 billion portfolio across the region and was a member of the Management Committee of the firm. Prior to his time at Khazanah, Mr. Sarvananthan worked at UBS Investment Bank in both corporate finance and equity capital markets in their London, Singapore and Hong Kong offices for over seven years. He currently serves as a director for a number of private companies and has previously served as a director on a number of public and private company boards. Mr. Sarvananthan received a Bachelor of Laws (LLB) from University College London and is qualified as a Barrister at Law in England and Wales.
We believe that Mr. Sarvananthan’s significant directorship experience and executive management roles within TPG make him well-qualified to serve as a member of our board of directors.
David Trujillo
David Trujillo has been a member of our board of directors since its inception. Mr. Trujillo joined TPG in January 2006. He is the Co-Managing Partner of TPG Growth, Co-Managing Partner of TPG Tech Adjacencies and Managing Partner of TPG Digital Media. Mr. Trujillo leads TPG’s Internet, Digital Media and Communications investing efforts across the firm. He currently serves as a director on the public board of Uber Technologies, Inc. and on the private boards of Azoff Music Company, Beauty for All Industries (fka Ipsy), Calm, Creative Artists Agency (CAA), DirecTV, Entertainment Partners, Global Music Rights (GMR), Prodigy Education and Vice Media. Mr. Trujillo led TPG’s historic investments in Airbnb, Astound Broadband, Lynda.com and Spotify. He has been a private equity investor in the technology, media and telecom sector for over 23 years, including working at Golder, Thoma, Cressey, Rauner (now known as GTCR, LLC) prior to joining TPG. Mr. Trujillo received a Bachelor of Arts in Economics from Yale University and an M.B.A. from the Stanford Graduate School of Business.
We believe that Mr. Trujillo’s significant directorship experience and executive management roles within TPG make him well-qualified to serve as a member of our board of directors.
Mary Cranston
Mary Cranston has been a member of our board of directors since January 2022. Ms. Cranston currently serves on the following public boards: Visa, Inc., and The Chemours Company and previously served on the public boards of MyoKardia from May 2016 to December 2020 and McAfee Corp. from November 2018 to March 2022. In addition, she serves or has served on several private and non-profit boards, including Go Health Urgent Care, Boardspan, Inc., CSAA Insurance, Aretec Inc., Stanford Children’s Health – Lucille Packard Children’s Hospital, Stanford Hospital, Commonwealth Club of California, and Catalyst, Inc. In December 2012, she retired as the Firm Senior Partner and Chair Emeritus of Pillsbury Winthrop Shaw Pittman LLP, an international law firm. Ms. Cranston holds a Bachelor of Arts degree in political science from Stanford University, a J.D. from Stanford Law School, and Master of Arts degree in education from the University of California, Los Angeles.
We believe that Ms. Cranston’s legal and board experience make her well-qualified to serve as a member of our board of directors.
Deborah M. Messemer
Deborah M. Messemer has been a member of our board of directors since January 2022. Ms. Messemer currently serves on the following public boards; PayPal Holdings, Inc. and Allogene Therapeutics, Inc. Ms. Messemer is a certified public accountant. She joined KPMG LLP (KPMG), the U.S. member firm of KPMG International, in 1982 and was admitted into the partnership in 1995. Most recently, she served as the Managing Partner of KPMG’s Bay Area and Northwest region until her retirement in September 2018. Ms. Messemer spent the majority of her career in KPMG’s audit practice as an audit engagement partner serving public and private clients in a variety of industry sectors. In addition to her operational and audit signing responsibilities, she has significant experience in SEC filings, due diligence, initial public offerings, mergers and acquisitions, and internal controls over financial reporting. Ms. Messemer received a Bachelor of Business Administration degree in accounting from the University of Texas at Arlington.
We believe that Ms. Messemer’s expertise in the accounting and finance industry, her experience advising public companies and her public board service make her well-qualified to serve as a member of our board of directors.
Our Governance Structure
Consistent with our institutional commitment to good governance, we have established a clear and definite plan for both founder succession and our long-term corporate governance by an independent board of directors. Our approach aims to incrementally increase the participation of senior leaders beyond Mr. Coulter and Mr. Bonderman, our “Founders” in our governance and long-term strategic development, and to expand the participation and influence of the next generation of

TPG leaders on our growth. This approach also aims to facilitate an orderly transition to oversight by an independent board of directors elected by a majority of our stockholders by not later than the annual meeting of stockholders to be held following the first day of the quarter immediately following the fifth anniversary of the IPO.
Our governance transition is occurring in three phases: (1) expansion of the “Control Group” to also include Mr. Winkelried, in addition to our Founders, which occurred prior to the IPO, and oversight by the Executive Committee (see further discussion below); (2) further expansion of the Control Group to add two additional TPG partners to a total of five members, who will act by majority vote, by not later than the first day of the quarter immediately following the second anniversary of the IPO; and (3) election of a majority independent board of directors by our stockholders at the “Sunset,” which will occur not later than the annual meeting of stockholders to be held following the first day of the quarter immediately following the fifth anniversary of the IPO. The first phase of our governance evolution began prior to the IPO with the appointment of Mr. Winkelried as Co-CEO with Mr. Coulter in 2015 and will continue as the Control Group expands in phase 2 and TPG approaches the Sunset.
During this first phase and until the Sunset, our board of directors will not be comprised of a majority of independent directors and we will have an Executive Committee of the board of directors comprised of certain management directors who will have all of the powers and authority of our board of directors, except for a small number of powers required by law to be exercised by the full board, certain general oversight responsibilities reserved to the full board and those powers that are the exclusive responsibility of another committee of the board of directors. The Executive Committee of the board of directors has also delegated certain specific responsibilities to our CEO.
Controlled Company Status and Board Independence
Our Class A common stock is listed on Nasdaq and, as a result, we are subject to its corporate governance listing standards. Until the Sunset, the Control Group will select the nominees, and the Company will nominate such nominees, to our board of directors and our Executive Committee in accordance with the GP LLC limited liability company agreement. The Control Group also has the ability to elect the members of our board of directors and our Executive Committee by virtue of GP LLC’s voting power over the substantial majority of our Class B common stock until the Sunset. The Control Group, therefore, has a significant influence over our governance. Accordingly, we utilize and intend to continue to utilize certain of the “controlled company” exemptions available under the corporate governance rules of Nasdaq. As a result, until the Sunset (subject to applicable phase-in rules following such time) we are not required to have a majority of independent directors on our board of directors as defined under the rules of Nasdaq nor are we required to have fully independent compensation and nominating and corporate governance committees, although we have and will continue to have a fully independent compensation committee at all times. The “controlled company” exemption does not modify the independence requirements for the Audit Committee, and we comply with and intend to continue to comply with the requirements of the Sarbanes-Oxley Act and Nasdaq, which require that our Audit Committee be composed of at least three members, one of whom must be independent upon the listing of our Class A common stock, a majority of whom must be independent within 90 days of listing and each of whom must be independent within one year of listing. Our board of directors is composed of twelve directors, two of whom are independent under applicable Nasdaq rules.
The “Sunset” will occur on the date that a majority of the independent directors are elected at the first annual meeting of stockholders (or pursuant to a consent of stockholders in lieu thereof) after the earlier of (i) the earliest date specified in a notice delivered to the Company by GP LLC and its members pursuant to that certain GP LLC limited liability company agreement promptly following the earliest of: (a) the date that is three months after the date that neither Founder continues to be a member of GP LLC, (b) a vote of GP LLC to trigger the Sunset and (c) upon 60-days advance notice, the date determined by either Founder who is then a member of the Control Group to trigger the Sunset, if, following a period of at least 60 days, the requisite parties are unable to agree on the renewal of Mr. Winkelried’s employment agreement or the selection of a new CEO in the event that Mr. Winkelried ceases to serve as our CEO, and (ii) the first day of the quarter immediately following the fifth anniversary of the IPO. Consistent with the terms of the Sunset, it is expected that the Control Group will be our controlling stockholder until immediately after the initial election of a majority of the independent directors in connection with the Sunset. In connection with the Sunset, it is expected that our board of directors will be expanded, a majority of the directors will be independent, and a compensation committee and a nominating and corporate governance committee, each composed entirely of independent directors, will be established or reconstituted, subject to the controlled company “phase-in” period permitted under Nasdaq rules. Following the Sunset, we will no longer be considered a “controlled company” under Nasdaq rules.

Board and Executive Committee Composition and Authority
Our board of directors is composed of twelve directors, including Mr. Bonderman, Mr. Coulter and eight other management directors and two independent directors. The other management directors are Mr. Winkelried, Mr. Weingart, Mr. Sisitsky, Ms. Vazquez-Ubarri, Ms. Chorengel, Mr. Coslet, Mr. Davis, Mr. Sarvananthan and Mr. Trujillo. The independent directors are Ms. Cranston and Ms. Messemer. Mr. Bonderman serves as our Non-Executive Chairman and Mr. Coulter serves as our Executive Chairman. Our Executive Committee is composed of Mr. Coulter, Mr. Winkelried, Mr. Weingart, Mr. Sisitsky, Ms. Vazquez-Ubarri, Mr. Davis, Mr. Sarvananthan and Mr. Trujillo. Mr. Bonderman serves as a nonvoting observer of the Executive Committee. Mr. Winkelried serves as the chair of the Executive Committee.
Our certificate of incorporation provides that our directors and the members of our Executive Committee will serve for one-year terms and will be up for re-election for one-year terms beginning at the first annual meeting of stockholders following the IPO, subject, until the Sunset, to the terms specified in GP LLC limited liability company agreement. Pursuant to such agreement, among other things, the Control Group will select and cause the election of such nominees (and the Company will nominate such nominees) to our board of directors and our Executive Committee. Additionally, pursuant to the GP LLC limited liability company agreement, (i) for as long as they are members of the Control Group, each of our Founders and Mr. Winkelried will be nominated and elected by the Control Group at each annual meeting of stockholders until the Sunset, (ii) each of our management directors will be nominated and elected by the Control Group for at least two consecutive terms, and (iii) each of our independent directors will be nominated and elected by the Control Group at each annual meeting of stockholders (unless removed by a majority of the Control Group for cause) until the expansion of the Control Group to five members, at which point the independent directors will be eligible for nomination and election by a majority of the members of the Control Group until the Sunset. Notwithstanding the foregoing, if, at any time until the Sunset, a majority of the members of GP LLC determine that an independent director engaged in conduct constituting “cause,” such director may be removed (or otherwise not nominated for re-election) and a replacement independent director may be selected upon the approval of a majority of the members of GP LLC.
The Sunset will occur on the date that a majority of the independent directors are elected at the first annual meeting of stockholders (or pursuant to a consent of stockholders in lieu thereof) after the earlier of (i) the earliest date specified in a notice delivered to the Company by GP LLC and its members pursuant to that certain GP LLC limited liability company agreement promptly following the earliest of: (a) the date that is three months after the date that neither Founder continues to be a member of GP LLC, (b) a vote of GP LLC to trigger the Sunset and (c) upon 60-days advance notice, the date determined by either Founder who is then a member of the Control Group to trigger the Sunset, if, following a period of at least 60 days, the requisite parties are unable to agree on the renewal of Mr. Winkelried’s employment agreement or the selection of a new CEO in the event that Mr. Winkelried ceases to serve as our CEO, and (ii) the annual meeting of stockholders to be held following the first day of the quarter immediately following the fifth anniversary of the IPO.
Other Board Committees
In addition to the Executive Committee, our board of directors has three other committees, which are composed of independent directors subject to a permitted phase-in period under Nasdaq and SEC rules. Each committee operates under a charter and has the composition and responsibilities described below, in each case, subject to and in accordance with, the terms of our certificate of incorporation and the GP LLC limited liability agreement prior to the Sunset. The authority and responsibilities of each committee as set forth in their charters may not be modified or expanded prior to the Sunset unless specifically permitted by the GP LLC limited liability company agreement.
Audit Committee
Our Audit Committee, among other things, has the responsibility to oversee the audits of our financial statements, the integrity of our financial statements, in coordination with the Executive Committee our process relating to risk management, including cybersecurity risk, and the conduct and systems of internal control over financial reporting and disclosure controls and procedures, the qualifications, engagement, compensation, independence and performance of our independent auditor, and the performance of our internal audit function.
Our Audit Committee is composed of Ms. Cranston, Ms. Messemer, who serves as chair, and Mr. Sisitsky. Our board of directors has affirmatively determined that each of Ms. Cranston and Ms. Messemer qualifies as an independent director for the purposes of serving on the Audit Committee under applicable Nasdaq rules and Rule 10A-3 under the Exchange Act. Our board of directors has also affirmatively determined that each of Ms. Cranston and Ms. Messemer qualifies as an “audit committee financial expert” as such term has been defined in Item 407(d) of Regulation S-K. As permitted by Nasdaq transition rules for newly listed companies and Rule 10A-3 of the Exchange Act, one management director, Mr. Sisitsky, serves on the Audit Committee until such time as our third independent director is appointed. We do not believe the committee composition materially affects its ability to act independently and satisfy the requirements under Rule 10A-3 of the Exchange Act and we intend to comply with these independence requirements for all members of the Audit Committee within the time periods specified under such rules. The Audit Committee is governed by a charter that complies with the rules of Nasdaq, which is available on our website.
Compensation Committee
Our Compensation Committee, among other things, has responsibility for determining the compensation of Mr. Winkelried, our CEO, and Mr. Coulter, our Executive Chairman, in accordance with, and subject to certain limitations contained in, the executives’ respective employment agreements. Additionally, our Compensation Committee is responsible for approving, for purposes of Section 16 of the Exchange Act, all other equity awards granted to our directors and officers (as defined under Rule 16a-1(f) under the Exchange Act).
Our Compensation Committee is composed of Ms. Cranston, who serves as chair, and Ms. Messemer. Our board of directors has affirmatively determined that each of Ms. Cranston and Ms. Messemer qualifies as an independent director for the purposes of serving on the Compensation Committee under applicable Nasdaq rules and as a non-employee director under Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee is governed by a charter that complies with the rules of Nasdaq, which is available on our website.
Conflicts Committee
Our Conflicts Committee, among other things, has responsibility for reviewing conflicts of interest referred to it by the CEO, the Executive Committee, the General Counsel or the Chief Compliance Officer involving a director, our executive officers or any other TPG partners, and determining whether the resolution of any such conflicts of interest are fair and reasonable to us. The Conflicts Committee also reviews and approves or ratifies, as appropriate, related person transactions submitted to it in accordance with our related person transactions policy.
Our Conflicts Committee is composed of Ms. Cranston, who serves as chair, and Ms. Messemer. The board of directors has affirmatively determined that each of Ms. Cranston and Ms. Messemer qualify as an independent director for purposes of serving on the Conflicts Committee.
Board Risk Oversight
Generally, our Executive Committee coordinates with our board of directors and the other committees of our board of directors, as applicable, to oversee the significant risks facing us. As discussed above, our Executive Committee has substantial responsibility for the oversight of our business prior to the Sunset. Accordingly, the Executive Committee has a significant role in the oversight of key risks and oversight of the development and implementation of our risk management strategy.
The other committees of our board of directors also oversee risk in certain specified areas. In particular, our Audit Committee, in consultation with our Executive Committee, oversees the management of enterprise risks, including cybersecurity. Our Audit Committee oversees financial reporting and accounting risks and risks associated with business conduct and ethics. Our Conflicts Committee oversees conflicts of interest referred to it by the CEO, the Executive Committee, the General Counsel or the Chief Compliance Officer. Our Compensation Committee, in consultation with the Executive Committee, oversees risks relating to the compensation of our CEO and Executive Chairman and the equity awards approved by the Compensation Committee. Management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks completed as needed or requested.
Compensation Committee Interlocks and Insider Participation
We did not have a compensation committee during the last completed fiscal year. Following the IPO, our board of directors has formed a Compensation Committee as described above. For a discussion of how compensation decisions have previously been made see “Item 11. Executive Compensation—Board Oversight and Compensation Governance.” Additionally, none of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more of its executive officers serving as a member of our board of directors.
Code of Conduct and Ethics
We have a code of conduct and ethics that applies to all of our directors, employees and officers. A copy of the code is available on our website located at www.tpg.com. Any amendments or waivers to our code for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed on our Internet website promptly following the date of such amendment or waiver, as and if required by applicable law.
Corporate Governance Guidelines
We have adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq. These guidelines cover a number of areas including director responsibilities, director elections and re-elections, composition of the board of directors, including director qualifications and diversity and board committees, executive sessions, director access to management and, as necessary and appropriate, independent advisors, director orientation and continuing education, board materials, management succession and evaluations of the board of directors and the board’s committees. A copy of our corporate governance guidelines is available on our website at www.tpg.com.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following is a discussion of our executive compensation program for our named executive officers for 2021 (our “NEOs”):
•James G. (“Jim”) Coulter, Executive Chairman and Founding Partner(1)
•Jon Winkelried, Chief Executive Officer(1)
•Todd Sisitsky, President
•Jack Weingart, Chief Financial Officer(2)
•Ken Murphy, Chief Operating Officer(2)
•Anilu Vazquez-Ubarri, Chief Human Resources Officer
•Bradford Berenson, General Counsel
_______________
(1)    Effective May 10, 2021, Mr. Coulter became our Executive Chairman and Mr. Winkelried became our sole Chief Executive Officer. Prior to May 10, 2021, Messrs. Coulter and Winkelried both served as our Co-Chief Executive Officers.
(2)    Mr. Murphy served as our principal financial officer in 2021 until the appointment of Mr. Weingart as Chief Financial Officer effective as of August 4, 2021.
Compensation Philosophy
As a global alternative asset manager with obligations to our fund investors and our stockholders, we are focused on achieving sustainable growth while avoiding excessive risk-taking. Our compensation and benefits programs are designed with these objectives in mind, and with the goal of providing compensation that is competitive, performance-based and aligned with our culture. Our success as a firm is dependent on the talents, commitment and services of our people in all areas of our business. We operate as a team, we leverage each other’s talents and we collaborate to deliver value for the benefit of our fund investors, our management teams and the businesses we invest in.
Risk Mitigation. Our compensation structure is substantially tied to the success of the firm and its funds. Our people also have meaningful personal capital invested in our firm and its funds. Together, these factors mitigate excessive risk-

taking, incentivize the proper execution of strategy and align our peoples’ interests with the interests of our fund investors and our stockholders. Our compensation programs include forfeiture and clawback provisions that align with our overall risk mitigation strategy. We monitor our compensation policies and practices to determine whether our risk management objectives are being met with respect to incentivizing our people.
Remaining Competitive. Our compensation program is designed to recruit, incentivize and retain top talent. In making compensation determinations, we consider the market, compensation practices of companies with which we compete for talent and other relevant factors to help ensure we are attracting and retaining the best people in every role.
Pay-for-Performance. Our compensation and equity programs are intended to yield significant compensation and equity value for our people if our performance and growth expectations are met. We follow a “value-for-performance” philosophy with total compensation weighted toward several long-term incentive-focused programs under which awards are issued annually after a comprehensive assessment of performance considerations, and the remaining portion in competitive base salaries. Our incentive compensation programs in 2021 included discretionary cash bonuses, issuances of performance allocations and, for our senior people (including our NEOs), interests in TPG Partner Holdings. Since the IPO, we have continued our “value-for-performance” philosophy for our NEOs with the addition of grants under our Omnibus Plan and distributions of additional discretionary performance allocations under our performance allocation pool program and expect significant reduction or elimination of discretionary cash bonuses.
Culture Alignment. We aim to ensure our pay programs are aligned with our culture, mission and values, key components of which include diversity, equity, inclusion, cross-platform collaboration and innovation. Elements of our incentive compensation program are designed to incentivize our people to source investment opportunities broadly for the firm, even if the applicable pool of capital is outside of a person’s typical investment or service area. As part of our compensation process, we generally use a 360-degree annual performance review process that includes robust feedback from colleagues at all levels. This process enables goal setting, encourages feedback throughout the year and allows us to make holistic compensation determinations that create a welcoming and inclusive work environment with opportunities for growth and development.
Compensation Summary
This Compensation Discussion and Analysis describes our 2021 compensation program for our NEOs. As a public company, we will continue to design programs that support our compensation philosophy. The table below summarizes the elements of compensation paid to our NEOs in 2021, and how we anticipate compensating our NEOs during their tenure following the IPO, as well as return on equity opportunities for our NEOs. In addition to our revised compensation elements, in line with the risk mitigation element of our compensation philosophy, we have transfer restrictions on our NEOs with respect to equity of our company, and we expect to be implementing policies related to incentive compensation recoupment to further enhance our risk mitigation.

NEO COMPONENTS OF COMPENSATION: 2021	NEO COMPONENTS OF COMPENSATION: AT AND FOLLOWING THIS OFFERING
FIXED COMPENSATION	Base Salary	Base Salary
VARIABLE COMPENSATION	• Annual discretionary cash bonus • Performance allocations, including: – Vintage share awards – Investment-specific awards – Discretionary awards • Issuances of TPG Partner Holdings interests	• Discretionary performance allocation pool program • Performance allocations, including: – Vintage share awards – Investment-specific awards – Discretionary awards • Equity awards, including RSUs and other long-term incentives under the Omnibus Plan
BENEFITS AND PERQUISITES	• Health and welfare plans • Retirement (401(k) plan) • Umbrella liability plan • Additional perquisites • Side-by-side investment opportunities	• Health and welfare plans • Retirement (401(k) plan) • Umbrella liability plan • Additional perquisites • Side-by-side investment opportunities
RETURN ON EQUITY	• Performance allocation distributions • Side-by-side investment distributions • TPG Partner Holdings distributions	• Performance allocation distributions • Side-by-side investment distributions • TPG Partner Holdings distributions • Dividends and dividend equivalents

Board Oversight and Compensation Governance
During 2021, compensation decisions for our NEOs (other than for our Executive Chairman and our CEO) were made by our Executive Chairman and our CEO. Compensation decisions for our Executive Chairman and our CEO were made jointly by Messrs. Bonderman and Coulter as our Founders. In making decisions for our Executive Chairman and CEO, the Founders consider the compensation paid to our other most highly compensated people, with the elements of compensation described below valued based on internal methodologies consistently applied.
While we have not historically used a compensation consultant, in connection with the IPO, an affiliate of the Company engaged Korn Ferry to assist with our compensation review and to help us design a compensation construct for our Executive Chairman, CEO and senior leadership team that more closely ties with public company market practice and reflects a commitment to the long-term interests of our stockholders, provides flexibility to adjust to the changing needs and priorities of our business and stakeholders and prioritizes high performance. Korn Ferry provided market compensation data in order to provide information on best practices, as well as trends and modeling of various alternative compensation structures, including new compensation programs as described in more detail below. We did not benchmark or set our NEO compensation for 2021 by reference to the compensation of a peer group of companies, and we do not expect to start benchmarking or setting our NEO compensation by reference to the compensation of a peer group of companies.
As described above under “Item 10. Directors, Executive Officers and Corporate Governance—Our Governance Structure” we have established a plan for our long-term corporate governance, including compensation decision-making and approval. Our CEO manages the annual compensation decision-making process for our people (other than himself, our Executive Chairman and others who are members of the Executive Committee), including administration of our Omnibus Plan, taking into account the recommendations of our President, business unit leaders and function heads, where appropriate, in a manner consistent with the compensation budget approved by the Executive Committee of our board of directors. Our CEO, whose compensation will be determined by our independent Compensation Committee in accordance with his employment agreement, will propose equity awards granted to executive officers or Section 16 officers (other than the CEO and Executive Chairman). Such awards will subsequently be approved by the Compensation Committee or the full board of directors (however, the Executive Committee retains the ultimate authority to approve awards without Compensation Committee or board approval, if desired). With respect to the governance of compensation decision-making for our CEO, our Executive Chairman and others who are members of the Executive Committee of our board of directors, see “Item 10. Directors, Executive Officers and Corporate Governance—Board and Executive Committee Composition and

Authority” and “Item 10. Directors, Executive Officers and Corporate Governance—Other Board Committees—Compensation Committee.”
Elements of 2021 Compensation
Prior to the IPO, our NEOs have generally been compensated through a combination of base salary, discretionary annual cash bonuses, participation in performance allocation programs and certain benefits and perquisites. Our NEOs have also been issued equity interests in TPG Partner Holdings as partners in our business. We consider the distributions on TPG Partner Holdings interests that are earned following such issuances as an ownership entitlement rather than as an element of our compensation program. Consistent with this view, we have not accounted for the distributions on TPG Partner Holdings interests as compensation.
We believe that the elements of compensation for our NEOs serve the primary objectives of our compensation philosophy. However, we periodically review the compensation of our key people, including our NEOs, and, from time to time, we may implement new plans or programs or otherwise make changes to the compensation elements relating to our key people, including our NEOs.
Base Salary
During 2021, our NEOs received the base salaries included in the Summary Compensation Table. The base salaries of our NEOs are intended to reflect their positions and responsibilities and represent a competitive salary (within the market in which we compete for talent).
Discretionary Cash Bonus
During 2021, our NEOs received the discretionary cash bonuses included in the Summary Compensation Table. Discretionary cash bonuses to our NEOs other than our Executive Chairman and our CEO were determined in 2021 by our Executive Chairman and our CEO. Discretionary cash bonuses to our Executive Chairman and our CEO were determined in 2021 by our Founders. In each case, these determinations were made after a comprehensive assessment of performance considerations and were intended to recognize our senior leaders’ personal contributions toward our overall performance, including personal, investment-related and operational accomplishments, and leadership, management and performance of our NEO’s direct and indirect reports. Prior years’ performance and payments to our other senior people were also considered with the aim of appropriately rewarding, motivating and retaining our NEOs.
Performance Allocations
TPG funds generally allocate a share of gains, income and distributions to their general partners (which are affiliated with us) above the returns on such general partners’ invested capital if specified returns and performance hurdles are achieved. We refer to such allocations as “performance allocations.” Because the amount of performance allocations is directly tied to the performance of the underlying fund, the amount of distributions on performance allocations may vary significantly year over year. As a result, issuances of performance allocations foster a strong alignment of our people (including our NEOs) with the interests of our fund investors and our stockholders through our success as a whole. Performance allocations are issued to our people based on several factors, including such person’s role, individual performance and seniority. See “Item 1. Business—Structure and Operation of Funds—Incentive Arrangements and Fee Structure—Performance Allocations.”
Issuances of performance allocations are generally made through our “platform-level performance allocation program,” which did not change in connection with the IPO. Our platform-level performance allocation program is comprised of three components of partnership interests: “vintage share” awards, “investment-specific” awards and discretionary awards. GP Services (as defined herein) administers performance allocations, as well as side-by-side investments. For more information about our side-by-side investments, see “Item 13. Certain Relationships and Related Transactions and Director Independence—Certain Other Transactions or Arrangements—Side-By-Side and Other Investment Transactions.”
•Vintage Share Awards. Vintage share awards are issued to our people (including our NEOs) annually and represent a right to receive performance allocation distributions generated by investments made during that calendar year. This right generally includes follow-on investments made in subsequent years and typically also requires an annual investment by the recipient of personal capital into the funds generating the platform-

level performance allocations. A right to receive performance allocation distributions with respect to vintage share awards is subject to the recipient’s continued provision of services through the applicable vesting or distribution date (whichever is earlier). Vintage share awards generally vest in five equal annual installments, beginning on June 30th of the year of issuance. Vintage share awards issued to our people who have been partners for five or more years at the time of issuance vest in five annual installments, beginning on June 30th of the year of issuance, with 40% vesting during the year of issuance and 15% vesting each year thereafter (referred to as the “senior partner vesting schedule”). Vintage share awards made to our Founders are fully vested upon issuance. Distributions of platform-level performance allocations pursuant to vintage share awards (whether vested or unvested) are subject to a 20% “cutback,” discussed below.
•Investment-specific Awards. Investment-specific awards are issuances of performance allocations (or, in certain instances, synthetic performance allocations) generated by designated investments and strategic partnerships in which our people (including our NEOs) are involved. Investment-specific awards are a smaller component of our overall platform-level performance allocation program and are made to incentivize our people to source investment opportunities broadly for the firm, even if the applicable pool of capital is outside of a person’s typical investment or service area. The amount and terms (including vesting) of such investment-specific awards are specific to each issuance and may vary across investments.
•Discretionary Awards. Discretionary distributions are made to our people from time to time, including our NEOs, at our discretion, and the amount and terms (including vesting) of such distributions are determined at our discretion. Most such interests are not subject to vesting.
Our NEOs also receive performance allocations indirectly through distributions made on their TPG Partner Holdings interests (as indirect unitholders in the TPG Operating Group, as further described below under “—TPG Partner Holdings Interests”).
Unvested performance allocations in the platform-level performance allocation program and distributions pursuant thereto are subject to immediate forfeiture upon termination of service (with or without cause). Unvested performance allocations may be accelerated on a discretionary basis in connection with separations. We also have the right to “cutback” up to 20% of each holder’s performance allocation distributions at our discretion. Generally, this has only been applied following termination of a holder’s services. Further, recipients of platform-level performance allocations are subject to restrictive covenants. Entitlements to performance allocation distributions pursuant to the platform-level performance allocation program will be immediately forfeited if the applicable holder is terminated with cause or breaches his or her restrictive covenants. Any excess performance allocations, and any payments in respect of excess performance allocations, available as a result of forfeitures, reserves or cutbacks may be reallocated to our people (including our NEOs) on a discretionary basis.
Distributions received under the platform-level performance allocation program are generally subject to “clawback” in the event that a fund has overdistributed performance allocations. In the event of a clawback triggering event, performance allocation holders who received distributions that are subject to clawback are required to return performance allocation distributions to the applicable fund in certain situations. Our NEOs (and, generally, all of our other people) are personally subject to the clawback obligation for any performance allocation distributions they directly receive under the platform-level performance allocation program, pursuant to which they may be required to repay previous distributions.
In 2021, vintage share awards were made to each of our NEOs and certain investment-specific awards were made to Mr. Sisitsky and Ms. Vazquez-Ubarri. These awards were issued with the following vesting schedules: Mr. Coulter (fully vested at grant); Messrs. Winkelried, Weingart, Murphy and Sisitsky (the senior partner vesting schedule beginning on June 30, 2021); and Ms. Vazquez-Ubarri and Mr. Berenson (five equal annual installments beginning on June 30, 2021). See the Summary Compensation Table for the distribution amounts paid to our NEOs in 2021 under the platform-level performance allocation program.
Historically, the issuance of partnership interests having the right to future performance allocations have been accounted for as equity allocations. However, following the IPO, we account for such partnership interests as profits interests under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 710 Compensation-General (“ASC 710”). The platform-level performance allocation program was not otherwise impacted by the Reorganization or the IPO. The discretionary performance allocation pool program, described below, is a new compensation program we have adopted following the IPO; see “—Compensation Program Adjustments On and Following the IPO” below.

TPG Partner Holdings Interests
TPG Partner Holdings is the indirect majority unitholder of the TPG Operating Group. During 2021, all TPG Partner Holdings interests were held by our current and former senior people (or related parties, such as estate planning vehicles) and had equal entitlements to distributions made by TPG Partner Holdings. Prior to the IPO, the TPG Partner Holdings interests were converted into “TPG Partner Units,” which are entitled to distributions sourced from Common Units, on a similar basis to the stockholders of the Company (except on a pre-tax basis). For more information regarding the conversion of TPG Partner Holdings interests into TPG Partner Units, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Reorganization-and IPO-Related Transactions.”
The issuance of TPG Partner Holdings interests to our NEOs was intended to align our NEOs’ interests with the overall success of the TPG Operating Group and allow them to participate in the profits of our business. In addition, issuances of TPG Partner Holdings interests to our Executive Chairman and CEO also were used to support internal pay equity in cases where our other most highly compensated people participated to a greater extent than our Executive Chairman and CEO in performance allocations, particularly with respect to investment-specific awards. The following vesting schedules are used for our NEOs: Messrs. Coulter and Winkelried (vested as to fifty percent at grant and fifty percent vesting ratably over four years); Messrs. Weingart, Murphy, Sisitsky and Berenson (vesting ratably over seven years); and Ms. Vazquez-Ubarri (vesting ratably over five years, and interests granted with respect to 2021, vesting ratably over seven years). Any unvested TPG Partner Holdings interests retained their existing vesting schedule upon conversion to TPG Partner Units. Holders of TPG Partner Holdings interests, whether or not vested, receive current distributions. At the time of issuance, certain TPG Partner Holdings interests had a capital contribution requirement that a holder could satisfy over a period of up to seven years. All such obligations were satisfied prior to the IPO.
In addition to the converted TPG Partner Units described above, prior to the IPO, TPG Partner Holdings issued additional TPG Partner Units to certain of our partners, including our NEOs, other than Mr. Coulter. These additional TPG Partner Units, sometimes referred to as “Additional TPG Partner Units,” are entitled to distributions sourced from the Common Units issued by TPG Operating Group on a pari passu basis with other TPG Partner Units. Similar to historic issuances of TPG Partner Holdings interests, the issuance of Additional TPG Partner Units is intended to align the interests of our people (including our NEOs) with the interests of holders of Common Units (including, indirectly, the stockholders of the Company) and with the overall success of the TPG Operating Group. Additional TPG Partner Units generally vest in six annual installments beginning on the first anniversary of the IPO.
TPG Partner Holdings interests (and, once converted, TPG Partner Units, which include Additional TPG Partner Units, as described above) that are unvested are subject to immediate forfeiture upon termination of service although they may be accelerated on a discretionary basis or otherwise in accordance with executive employment agreements or a separation policy, once implemented. See “—Summary of NEO Employment Agreements and Separation Arrangements” below. These interests are also subject to restrictive covenants (as described below under “—Restrictive Covenants”). In the event of a holder’s termination of service due to death or disability, any unvested TPG Partner Holdings interests (including Additional TPG Partner Units) held by such person would receive two years of accelerated forward vesting. The Additional TPG Partner Units are subject to forfeiture if the applicable holder is terminated with cause or breaches his or her restrictive covenants. TPG Partner Holdings interests that remain outstanding following a termination are subject to certain repurchase rights of the Company. Following the IPO, certain TPG Partner Units may be subject to a recoupment policy and after TPG Partner Units vest will be exchangeable under certain circumstances for Common Units which may be exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such future public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) (or, at our option, shares of our Class A common stock). In the event that, at the time of an exchange, there is a limitation on the Class A common stock then available for distribution, certain TPG Partner Units (including certain TPG Partner Units held by our NEOs) will retain a right to effect an exchange ahead of other TPG Partner Units.
In 2022 with respect to 2021, our NEOs received new issuances of TPG Partner Holdings interests with the terms described above. The value at issuance of TPG Partner Holdings interests is not included in the Summary Compensation Table as we have historically accounted for these issuances as equity allocations to owners of our business. Specifically, such issuances were not accounted for as equity awards under GAAP accounting principles of FASB Accounting Standards Codification Topic 718-Compensation-Stock Compensation (“ASC 718”). Following the IPO, we account for TPG Partner Units as equity awards under ASC 718. As such, the grant date fair value of TPG Partner Units issued following the IPO will be reflected in the “Stock Awards” column of the Summary Compensation Table for the applicable year. We do not anticipate making any such grants following the IPO. TPG Partner Units that were outstanding as of the effectiveness of the IPO have been modified and the modification of the TPG Partner Units will be accounted for as equity awards under ASC 718. As such, we anticipate reflecting the incremental value as determined under accounting principles of TPG Partner Units upon modification in the “Stock Awards” column of the Summary Compensation Table for 2022.

Benefits and Perquisites
We provide our executives, including our NEOs, with a competitive benefits program that includes:
•Health & Welfare Benefits. We provide comprehensive benefits to support our people’s well-being. All our people (excluding our affiliated advisors but including our NEOs) are invited to participate in the firm-sponsored health and welfare benefit plans. Certain of our partners are eligible for access-only retiree medical benefits. For more information about our health and welfare programs, see “Item 1. Business—Human Capital Resources—Compensation and Benefits.”
•Retirement Plans. All our people (excluding our affiliated advisers but including our NEOs) are eligible to participate in our tax-qualified 401(k) defined contribution plan as of the date of hire. Our 401(k) plan provides alternatives for contributing to a traditional pre-tax 401(k), a Roth 401(k), or a combination of both, up to the applicable IRS limits. We match 100% of the first 5% of a participant’s earnings contributed to the plan, up to the applicable individual IRS limits. We also provide an additional nonelective employer contribution determined by a discretionary formula (which in 2021 was 3%) of a participant’s earnings, up to the applicable employer IRS limits. The employer match (including the nonelective employer contribution determined by a discretionary formula) vests in equal annual installments over the first five years of employment, after which employer contributions are fully vested. We do not sponsor or provide access to a defined benefit pension plan for our people (including our NEOs).
•Umbrella Liability Group Coverage. Our partners, including our NEOs, are eligible to participate in the firm-sponsored umbrella liability insurance program. We provide an initial minimum coverage amount for all partners at a nominal premium, and the partners are able to elect additional amounts of coverage through the firm’s annual open enrollment process.
•Other Perquisites. Tickets to sporting and other entertainment events are provided to certain of our people, including our NEOs, without charge, to attend for business purposes. From time to time, these tickets are made available at no incremental cost to the Company to certain of our people, including our NEOs (and their guests), for personal use when not needed for business purposes. In certain instances, the Company may provide resources to family offices of our people, including off-site information technology services, which are at no incremental cost to the Company. For information about family office services arrangements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Reorganization-and IPO-Related Transactions—Exchange Agreement—Family Office Services.” Certain of our NEOs may use aircraft or private travel service arrangements or programs (such as NetJets) that we have access to for reasonable personal use for which they bore the cost. During certain periods, we have provided Mr. Coulter with home security services and, for our NEOs, legal fees in connection with certain business objectives and benefits related to working outside of our office spaces. We also generally make available to our people (including our NEOs) parking or transit assistance and one meal daily in each of our offices.
•Benefits Related to Side-By-Side and Other Investment Transactions. Our people who receive performance allocations (including our NEOs) are permitted to invest their personal capital side-by-side with our funds. Generally, these are made on similar terms as other investors but are generally made on a “no management fee, no performance allocation” basis; however, we may decide (in our sole discretion) to charge our people (including our NEOs) reduced or full management fees or performance allocations for certain investments or funds. In certain instances, when our people (including our NEOs) participate in side-by-side investments, they may receive tandem rights providing for additional value. All our NEOs, as well our people who meet certain business, legal and regulatory requirements to make such investments, are generally permitted to make such investments, subject to certain caps and other legal and commercial limitations. For more information about our side-by-side investment program, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Other Transactions or Arrangements—Side-By-Side and Other Investment Transactions.”

The perquisites provided to our NEOs in 2021 are described in the Summary Compensation Table. Our perquisites and benefits programs are designed to support the health and well-being of our people and further our goal of providing compensation that is competitive and aligned with our culture.
Employment Agreements and Separation Benefits
In connection with the IPO, we entered into employment agreements with Mr. Coulter and Mr. Winkelried (in replacement of Mr. Winkelried’s prior employment agreement). We have not entered into employment agreements with our other NEOs. We generally provide our people with a standard form offer letter upon hire. We expect to adopt a separation policy for senior leadership pursuant to which certain senior leaders (including our NEOs) are entitled to severance benefits upon certain termination scenarios. For a summary of the material terms of the arrangements described in this paragraph, see “—Summary of NEO Employment Agreements and Separation Arrangements” below.
Tax and Accounting Considerations
In making compensation decisions, the impact of accounting implications and tax treatment of significant compensation decisions are considered. We believe that accounting and tax considerations are only one aspect of determining compensation and should not unduly influence compensation program designs that are consistent with our overall compensation philosophy and objectives. We are mindful of the accounting treatment of our performance allocations, TPG Partner Holdings Units and equity award programs. For more information about the changes in accounting treatment of our historic compensation programs in connection with the Reorganization, see “—Elements of 2021 Compensation.” We are subject to Section 162(m) of the Code, which generally disallows publicly-listed companies from taking a tax deduction for compensation in excess of $1,000,000 paid to “covered employees,” including our NEOs. We retain the discretion to design and implement compensation programs that may not be tax deductible or that could have adverse accounting consequences, as well as designing compensation programs with tax and accounting efficiencies in mind.
Compensation Program Adjustments On and Following the IPO
Since the IPO, there have been no material changes to our base salary, platform-level performance allocation program or benefit and perquisite compensation structures, but we have modified or implemented certain other elements in order to align with public company practices and adjust to a public company omnibus equity plan model. The following describes these modifications:
•Performance Allocation Pool Program. We have created a new performance allocation pool program (in addition to our existing performance allocation programs described above) pursuant to which a portion of performance allocations for profitable fund investments will be distributed to partners and professionals on a discretionary basis determined during the year the investment is realized and subject, in each case to the recipient’s continued provision of services on the distribution date. Distributions from the performance allocation pool program are subject to the terms and conditions of the partnership interests through which they are distributed. Our NEOs are eligible to participate in this new program, and participants in this program will not receive separate cash bonuses.
•Annual RSU Awards. Our NEOs are expected to receive annual grants of RSUs under the Omnibus Plan as a mandatory deferral with respect to a portion of their incentive compensation referred to as “annual RSUs,” which generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the recipient’s continued provision of services to the Company or its affiliates through the vesting date.
•Long-Term Performance Incentive Awards. In connection with the IPO, in order to incentivize and retain key members of management and further enhance their alignment with our shareholders, on December 14, 2021, our board of directors approved long-term performance incentive awards in the form of RSUs under the Omnibus Plan to certain of our NEOs in the following notional amounts: Mr. Weingart ($15,000,000); Mr. Murphy ($10,000,000); Mr. Sisitsky ($20,000,000); Ms. Vazquez- Ubarri ($10,000,000); and Mr. Berenson ($10,000,000). The awards were granted on January 13, 2022 and are with respect to a number of shares of Class A common stock equal to the quotient obtained by dividing the dollar value set forth next to the NEO’s name by $29.50, the price at which the shares of Class A common stock were sold in the IPO. The awards vest as to 50% of the shares over five years based on continued service and 50% of the shares based on both continued service over five years and achievement of a specified stock price performance hurdle. We refer to

RSUs with a performance hurdle as PRSUs. The service condition on the RSUs lapses as to 25% of the shares on each of the second through fifth anniversaries of the grant date, provided that the recipient continues to provide services to the Company or its affiliates through the applicable vesting date. In addition, for the PRSUs, the performance condition lapses as to 50% of the PRSUs (25% of the award) on the first day following the date on which the 30-day volume weighted average trading price of a share of Class A common stock equals or exceeds 1.5x the IPO price per share of Class A common stock and as to 50% of the PRSUs (25% of the award) on the first day following the date on which the 30-day volume weighted average trading price of a share of Class A common stock equals or exceeds 2.0x the IPO price per share of Class A common stock. PRSUs vest when both the applicable service and performance conditions are satisfied. The PRSUs are forfeited if the performance measure is not achieved prior to the fifth anniversary of the grant date, in the case of the 1.5x performance condition, and prior to the eighth anniversary of the grant date, in the case of the 2.0x performance condition. Dividend equivalents accrue for vested and unvested PRSUs and are paid only when both the applicable service and performance conditions are satisfied. Dividend equivalents are paid on vested and unvested RSUs when the dividend occurs. The long-term incentive awards will be subject to any separation policy that is applicable to award holders.
•Potential for Additional Equity Awards. The Company may make certain additional equity awards to our NEOs, as permitted under the Omnibus Plan, with terms determined at the discretion of the Company. See “—Omnibus Equity Incentive Plan Summary” for more information about the Omnibus Plan.
We put in place certain new policies with respect to our equity programs:
•Transfer Restrictions. TPG Partner Units are generally subject to transfer restrictions, except with respect to customary permitted transfers. For more information about these transfer restrictions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Reorganization-and IPO-Related Transactions—Exchange Agreement.”
•Exchange. Upon the satisfaction of the transfer restrictions described above, vested TPG Partner Units may be exchanged for Common Units and then, in accordance with the Exchange Agreement, exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such future public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or, at our election, for Class A common stock. In either case, the Company will receive additional Common Units and the holder of such TPG Partner Units will receive additional payments under the Tax Receivable Agreement.
•Hedging/Pledging Policy. We have adopted a policy regarding the hedging and pledging of Company stock by our employees, executive officers and directors under which hedging is prohibited and any pledge of Company stock requires prior approval. The policy does not govern pledging of TPG Holdings interests, and any hedging or pledging remains subject to the transfer restrictions set forth in the Investor Rights Agreement, as well as the terms of the Exchange Agreement and other agreements, as applicable. For information about existing pledges of our NEOs, see “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters—Principal Stockholders.” For a description of the transfer restrictions, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Reorganization-and IPO-Related Transactions—Investor Rights Agreement.”
•Recoupment Policy. We expect to adopt a recoupment policy under which, upon certain triggering events, we may recoup or cancel all or a portion of certain incentive compensation from executive officers (as defined in accordance with SEC rules, which includes our NEOs) and, potentially, from other of our people. In addition, we will comply with the final terms of proposed Rule 10D-1 under the Exchange Act, implementing Section 954 of the Dodd-Frank Act.
Compensation Committee Report
Prior to the IPO in January 2022, we did not have a compensation committee. As described above in “—Board Oversight and Compensation Governance,” compensation decisions for our NEOs in 2021 (other than our CEO) were made by our CEO and Executive Chairman, and compensation decisions for our CEO in 2021 were made by our Founders. Each has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, has determined that the Compensation Discussion and Analysis should be included in this annual report.

David Bonderman
James G. Coulter
Jon Winkelried
Summary Compensation Table
The following table summarizes the compensation paid to our named executive officers for the years ending December 31, 2021 and December 31, 2020.
In addition to the amounts reflected in the table below, our NEOs also received distributions from us based on their ownership of TPG Partner Holdings interests. Such amounts are distributions in respect of their equity ownership interests and are not considered to be compensation by us. In each of 2021 and 2020, respectively, our NEOs received the following distributions on their ownership of TPG Partner Holdings interests: Mr. Coulter ($174,784,766, $63,936,329); Mr. Winkelried ($76,185,268, $26,504,308); Mr. Weingart ($18,005,552, $6,558,390); Mr. Murphy ($7,820,660, $2,915,482); Mr. Sisitsky ($48,861,472, $23,223,920); Ms. Vazquez- Ubarri ($2,540,000, $497,687); and Mr. Berenson ($4,178,300, $1,562,758).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All other compensation ($)(2)	Total compensation ($)
James G. Coulter, Executive Chairman and Founding Partner(3)	2021	700,000	6,000,000	28,410,392	35,110,392
	2020	700,000	5,000,000	6,936,010	12,636,010
Jon Winkelried, Chief Executive Officer(3)	2021	700,000	6,000,000	13,475,842	20,175,842
	2020	700,000	5,000,000	3,589,944	9,289,944
Jack Weingart, Chief Financial Officer(4)	2021	500,000	5,250,000	26,645,309	32,395,309
	2020	500,000	4,500,000	5,318,444	10,318,444
Ken Murphy, Chief Operating Officer(4)	2021	500,000	3,500,000	1,907,817	5,907,817
	2020	500,000	2,750,000	565,493	3,815,493
Todd Sisitsky, President	2021	500,000	5,750,000	45,705,793	51,955,793
	2020	500,000	5,000,000	9,072,258	14,572,258
Anilu Vazquez-Ubarri, Chief Human Resources Officer	2021	500,000	3,750,000	1,216,290	5,466,290
	2020	500,000	2,050,000	333,478	2,883,478
Bradford Berenson, General Counsel	2021	500,000	3,000,000	577,589	4,077,589
	2020	500,000	2,300,000	79,842	2,879,842
________________
(1)This column reflects discretionary bonuses to our NEOs in December of each year. For Mr. Coulter, it also includes amounts attributed to a personal corporation of his due to its ownership interests in a Company subsidiary.
(2)This column reflects platform-level performance allocation distributions (which include vintage share awards, investment-specific awards and discretionary awards). For Messrs. Coulter, Winkelried and Weingart, this column also includes the following amounts related to perquisites: for Mr. Coulter, $535,812 for legal services in 2021 and $83,887 for personal security services in 2020; for Mr. Winkelried in 2021 and 2020, respectively, $220,526 and $38,510 for legal services; and for Mr. Weingart in 2021 and 2020, respectively, $16,667 and $15,481 for personal office space. In such years, Mr. Coulter had access to aircraft for his personal use at no incremental cost to us because Mr. Coulter bore the cost. In certain instances, the Company may provide resources to family offices of our people, including off-site information technology services, which are at no incremental cost to the Company. For information about family office services arrangements, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Person Transactions—Reorganization-and IPO-Related Transactions—Exchange Agreement.”
(3)Effective May 10, 2021, Mr. Coulter became our Executive Chairman and Mr. Winkelried became our sole Chief Executive Officer. Prior to May 10, 2021, Messrs. Coulter and Winkelried both served as our Co-Chief Executive Officers.
(4)Mr. Murphy served as our principal financial officer in 2021 until the appointment of Mr. Weingart as Chief Financial Officer effective as of August 4, 2021.

Plan-Based Awards and Outstanding Equity Awards
There were no grants of plan-based awards to our NEOs or outstanding equity awards held by our NEOs in the year ended December 31, 2021. Although none of our NEOs had outstanding awards treated as equity awards as of December 31, 2021, certain of our NEOs had unvested performance allocations and TPG Partner Holdings interests as of December 31, 2021. See “—Elements of 2021 Compensation.”
Summary of NEO Employment Agreements and Separation Arrangements
The following is a description of Mr. Winkelried’s previous employment agreement and the form offer letter that certain of our NEOs have executed. For a description of the new employment agreements entered into in connection with the IPO with each of Messrs. Coulter and Winkelried, see “—New Employment and Separation Arrangements On and Following the IPO.”
Winkelried Pre-IPO Agreement
Certain affiliates of the Company entered into an employment agreement with Mr. Winkelried, dated as of October 28, 2015 (the “Winkelried Pre-IPO Agreement”) that provided for the terms of Mr. Winkelried’s employment commencing on November 2, 2015 through January 13, 2022. The Winkelried Pre-IPO Agreement provided that Mr. Winkelried would serve as co-Chief Executive Officer of TPG Holdings and be a member of the “internal board” (as defined in the Winkelried Pre-IPO Agreement) of TPG Holdings. Mr. Winkelried had also entered into a Governance Framework Agreement (as defined herein) with certain of our affiliates, dated as of December 31, 2016, that establishes the duties, responsibilities and rights as Co-Chief Executive Officer to govern, with Mr. Coulter, certain TPG entities during Mr. Winkelried’s employment, including sitting on boards and committees of TPG entities, determining the issuance of TPG Partner Holdings interests, and approving budgets and making hiring decisions for certain TPG platforms.
During the term of the Winkelried Pre-IPO Agreement, Mr. Winkelried was entitled to an annual base salary of at least $700,000 (subject to increase or decrease to align with Mr. Coulter’s then base salary), participate in the benefit programs, plans and practices of TPG Global, LLC (“TPG Global”) in a manner commensurate with Mr. Winkelried’s position and which benefits were available to other senior executives of TPG Global (including Mr. Coulter), and perquisites that were reasonably commensurate with the perquisites available to Mr. Coulter, including having access to private aircraft for business travel. Mr. Winkelried was generally indemnified under the agreement for any and all costs, expenses, liabilities and losses incurred in connection with him being made a party to any proceeding by reason of his service as an officer, employee or representative of any TPG entity.
At the time of entering in the Winkelried Pre-IPO Agreement, Mr. Winkelried received a cash signing bonus and TPG Partner Holdings interests (the “Initial TPG Partner Units”), both of which are now fully vested. The Initial TPG Partner Units are subject to certain priority rights under the governing documents of such Initial TPG Partner Units, and any lock-up or similar restriction imposed by underwriters on Mr. Coulter and other limited partners on their interests are applicable to the Initial TPG Partner Units. The Initial TPG Partner Units have limitations on capital contributions and were subject to a deferred contribution obligation.
Pursuant to the Winkelried Pre-IPO Agreement, if Mr. Winkelried’s employment was terminated by TPG Holdings without “cause,” he resigned with “good reason,” or his employment was terminated due to his death or “disability” (each as defined in the Winkelried Pre-IPO Agreement), he would have been entitled to retiree medical coverage no less favorable than the retiree medical coverage provided to Mr. Coulter and, to the extent applicable, “good leaver” treatment under Company plans and agreements, as described below under “—Potential Payments upon Termination or Change-in-Control.” These termination benefits were subject to Mr. Winkelried’s execution of a release of claims in our favor.
Other NEO Offer Letters
TPG Global entered into offer letters with each of our NEOs other than Mr. Coulter and Mr. Winkelried upon the commencement of their employment that are materially consistent with our form of offer letter used in the U.S. These offer letters indicate the individual’s initial title, base salary and, if applicable, sign-on bonus and relocation benefits, as well as eligibility for our discretionary incentive programs and the health and welfare benefit programs of TPG Global and its affiliates. These offer letters generally require compliance with company policy and may contain standard confidentiality covenants. Our NEOs may also receive performance allocations or other incentive awards upon joining us.

Restrictive Covenants
The governing documents for the platform-level performance allocation program and TPG Partner Holdings interests include restrictive covenants which impose obligations on our NEOs. Such obligations include a restriction on soliciting our people for 18 months following termination and a restriction on providing services to a competitor or soliciting our investors for a certain period of time depending on the reason for the termination (e.g., for 18 months if terminated with cause and for six months if terminated without cause). In addition, our NEOs are subject to confidentiality (which includes use of “pipeline” and “track records”), work product, non-disparagement and non-publicity covenants.
New Employment Arrangements On and Following the IPO
Below is a description of new employment agreements entered into in connection with the IPO with each of Messrs. Coulter and Winkelried. In addition, we expect to adopt a separation policy pursuant to which our senior leaders (including our NEOs) may be entitled to severance benefits, including accelerated vesting of equity, upon certain termination scenarios.
Coulter Employment Agreement
The Company and certain affiliates of the Company entered into an employment agreement with Mr. Coulter, dated as of December 15, 2021 and approved by our board of directors on December 14, 2021 (the “Coulter Agreement”), that provides for the terms of Mr. Coulter’s employment commencing on the consummation of the IPO through the date on which Mr. Coulter ceases to be employed by the Company, unless earlier terminated in accordance with its terms. Prior to the Sunset, Mr. Coulter’s employment may only be terminated if he ceases to be a member of GP LLC.
The Coulter Agreement provides that Mr. Coulter will serve as our Executive Chairman and Founder of TPG Inc. Mr. Coulter may also elect to be a member of our board of directors, as well as a voting member of the Executive Committee, for so long as the Executive Committee remains principally comprised of non-independent directors. Mr. Coulter will also serve as sole Managing Partner of TPG’s Rise Climate platform and a Managing Partner of TPG’s Rise platform. Mr. Coulter will have the duties, responsibilities, functions, and authority as enumerated in the GP LLC limited liability company agreement and the other governing documents of the TPG Entities (the “Governance Documents”).
During the term of the Coulter Agreement, Mr. Coulter will be entitled to an annual base salary of at least $500,000, subject to annual review and potential increase by the Compensation Committee in its discretion. Mr. Coulter’s total annual incentive compensation will be set between 85% and 100% of Mr. Winkelried’s total annual incentive compensation for the applicable year. Following a recommendation by Mr. Winkelried that includes input from our Chief Human Resources Officer, the Compensation Committee has discretion to select the elements of incentive compensation used to deliver to Mr. Coulter his total annual incentive compensation, provided that for any year, Mr. Coulter’s annual incentive award from the platform-level performance allocation pool program will not be less than the highest incentive award determined for any TPG partner for that year.
Mr. Coulter is also entitled to coverage under TPG employee benefit programs, plans and practices commensurate with Mr. Coulter’s position and on terms no less favorable than those which TPG makes available to its most senior partners, including rights to co-invest in TPG Funds consistent with TPG’s co-invest policy available at the relevant time to TPG’s senior active partners and on the same terms and conditions as such active partners. Mr. Coulter will be entitled to reimbursement for all reasonable expenses for travel, lodging, entertainment and other business expenses at a “first class” level and perquisites commensurate with Mr. Coulter’s position, including private aircraft services for business travel. Mr. Coulter is generally indemnified under the Coulter Agreement for any and all costs, expenses, liabilities and losses with respect to actions taken in connection with his service to TPG.
Pursuant to the Coulter Agreement, Mr. Coulter’s separation entitlements generally mirror those in Mr. Winkelried’s agreement (see “—Winkelried Post-IPO Agreement”), except that the Coulter Agreement does not provide Mr. Coulter with “enhanced good reason” and, following the Sunset, if Mr. Coulter’s employment is terminated by TPG without “cause” or by his resignation with “good reason,” he is entitled to a cash severance payment equal to two times the sum of his average base salary and total annual incentive compensation for the preceding two years.

Winkelried Post-IPO Employment Agreement
The Company and certain affiliates of the Company entered into an employment agreement with Mr. Winkelried, dated as of December 15, 2021 and approved by our board of directors on December 14, 2021 (the “Winkelried Post-IPO Agreement”), that provides for the terms of Mr. Winkelried’s employment commencing on the consummation of the IPO through December 31, 2025, unless earlier terminated in accordance with its terms. The Winkelried Post-IPO Agreement provides for automatic renewals of one or more consecutive one-year periods unless Mr. Winkelried or the Company provides six-months’ advance written notice of non-renewal prior to the applicable expiration date.
The Winkelried Post-IPO Agreement provides that Mr. Winkelried will serve as our Chief Executive Officer. Mr. Winkelried may also elect to be a member of our board of directors through the Sunset, as well as a voting member of the Executive Committee, for so long as the Executive Committee remains principally comprised of non-independent directors. Mr. Winkelried will also become a member of GP LLC and its Control Group. Mr. Winkelried will have the duties, responsibilities, functions, and authority as enumerated in the Governance Documents.
During the term of the Winkelried Post-IPO Agreement, Mr. Winkelried will be entitled to an annual base salary of at least $500,000, subject to annual review and potential increase by the Compensation Committee in its discretion. Pursuant to the Winkelried Post-IPO Agreement, Mr. Winkelried will determine the annual compensation of all TPG partners other than TPG partners who are on the Executive Committee (including the Executive Chairman), which compensation will be determined by the joint approval of Mr. Winkelried and our Executive Chairman. For each fiscal year of the term of the Winkelried Post-IPO Agreement, the Compensation Committee will then calculate Mr. Winkelried’s total annual incentive compensation, which will be between 85% and 115% of Mr. Winkelried’s Baseline Total Annual Incentive Compensation (described below), subject to the ability of the Compensation Committee to pay above or below these percentages in the event of extraordinary circumstances having a materially favorable or materially adverse impact on the business of TPG.
Mr. Winkelried’s total annual incentive compensation to be determined by the Compensation Committee will include participation in the platform-level performance allocation program (including cross-platform and investment-specific performance allocations), and grants of RSUs or other TPG equity awards. For purposes of the Winkelried Post-IPO Agreement, Mr. Winkelried’s total annual incentive compensation will include non-pro- rata end of year reallocations of distributions from the platform-level performance allocation pool program but will exclude distributions, dividends and dividend equivalents from TPG equity awards, from performance allocations and TPG Partner Units previously granted to him, distributed amounts within the definition of “DAWPY” (described below) and the reallocation of forfeited TPG Partner Units that are part of a pro-rata reallocation to active partners. Following a recommendation by Mr. Winkelried that includes input from our Chief Human Resources Officer, the Compensation Committee has discretion to select the elements of incentive compensation used to deliver to Mr. Winkelried his total annual incentive compensation, provided that for any year, Mr. Winkelried’s annual incentive award from the platform-level performance allocation pool program will not be less than the highest incentive award determined for any TPG partner for that year.
The Baseline Total Annual Incentive Compensation is the sum of (i) the highest annual incentive award from the platform-level performance allocation pool program determined for any TPG Partner (including (x) TPG Inc. equity awards issued in connection with the platform-level performance allocation pool program but excluding (y) any awards in excess of the standard amounts that are determined in accordance with our customary annual incentive-setting practices), (ii) 120% of the average Benchmark Compensation (described below) of the four highest paid TPG partners other than Mr. Winkelried and Mr. Coulter, and (iii) any other annual award paid to any such four TPG partners that is intended to replace or supplement either or both of DAWPY or annual awards from the performance allocation pool.
The Benchmark Compensation for each of the four highest paid TPG partners other than Mr. Winkelried and Mr. Coulter consists of, for each partner in a given year: (i) 50% of the average DAWPY received in that year; (ii) 100% of the average combined value of (x) the grant date value of RSUs or other TPG equity awards granted with respect to that year (but excluding grants made for special, non-recurring reasons, special initial grants of TPG equity awards made to named executive officers, and equity awards with respect to standard annual incentive distributions from the performance allocation pool program), and (y) the ASC 718 expense of any long-term incentive award intended to replace or supplement awards under the Omnibus Plan over a multi-year compensation period; and (iii) any award from the performance allocation pool to a broad-based group of TPG partners that are in excess of the standard allocations. “DAWPY” refers to the actual “dollars at work” for a TPG partner, as applicable, in the carried interests of TPG Funds as of the end of a year, calculated in accordance with customary TPG practices. If the Baseline Total Annual Incentive

Compensation is calculated prior to the results of the fourth quarter in a given year, DAWPY will be calculated based on the results of the first three quarters and an estimate of the fourth quarter.
Mr. Winkelried is entitled to participate in any discretionary awards under our platform-level performance allocation pool program and any successor annual incentive plan that may be adopted thereafter. In addition, Mr. Winkelried is entitled to participate in our vintage share program and to receive investment-specific performance fees on other platforms based on his direct and active participation in such investments in a manner consistent with past practice. In connection with and subject to completion of the Reorganization, Mr. Winkelried was issued Additional TPG Partner Units with a value equal to $20,000,000, vesting in six equal installments on the six anniversaries of the date of the grant.
Mr. Winkelried is also entitled to coverage under TPG employee benefit programs, plans and practices commensurate with Mr. Winkelried’s position and that are generally made available to the Founders, including rights to co-invest in TPG Funds consistent with TPG’s co-invest policy available at the relevant time to TPG’s senior active partners and on the same terms and conditions as such senior active partners. Mr. Winkelried will be entitled to reimbursement for all reasonable expenses for travel, lodging, entertainment and other business expenses at a “first class” level as consistent with TPG’s reimbursement policies, and perquisites commensurate with Mr. Winkelried’s position, including private aircraft services for business travel. Mr. Winkelried is generally indemnified under the Winkelried Post-IPO Agreement for any and all costs, expenses, liabilities and losses with respect to actions taken in connection with his service to TPG.
Pursuant to the Winkelried Post-IPO Agreement, if prior to the Sunset, Mr. Winkelried’s employment is terminated by TPG without “cause,” by his resignation with “good reason” or “enhanced good reason,” (each as defined in the Winkelried Post-IPO Agreement) or due to non-renewal of the term of the Winkelried Post-IPO Agreement by TPG, he will be entitled to a cash severance payment equal to four times the sum of his average total annual incentive compensation and base salary for the two preceding years. After the Sunset, if Mr. Winkelried’s employment is terminated by TPG or him for the above reasons, he will be entitled to a cash severance payment equal to two times the sum of his average total annual incentive compensation and base salary for the two preceding years. These severance payments will be paid in equal installments over 24 months, or immediately if the termination of employment is within one year following a “change in control.” In addition, if Mr. Winkelried’s employment is terminated by TPG without “cause,” by his resignation with “good reason” or “enhanced good reason,” or due to an “orderly retirement,” disability (each as defined in the Winkelried Post-IPO Agreement) or his death or non-renewal by either party, Mr. Winkelried is entitled to (i) continued vesting of his TPG Partner Units, promote interest and TPG equity awards, including TPG equity awards issued in connection with any performance allocation or annual incentive program adopted by TPG, held by him as of the termination date, as well as the retention of any such award that is vested as of the termination date, (ii) a cash payment equal to the discretionary awards under the platform-level performance pool allocation, including the grant date value of TPG equity awards issued to him in connection with such allocation, in the year preceding termination, (iii) continued right to co-invest in TPG Funds consistent with TPG’s co-invest policy available to senior active partners (limited, in the event of death, to five years and an allocation of 0.5% of the aggregate commitment to any TPG Fund), (iv) continued right to indemnification and insurance coverage, (v) treatment in the same manner as our Founders in relation to contractual lock-ups and liquidity tranches that limit his ability to exchange his TPG Partner Units or sell his shares of common stock, and (vi) post-employment benefits and perquisites, including lifetime health benefits for himself and his spouse, and, for a period of five years, a personal assistant, IT support and office space. In addition, upon termination for “orderly retirement,” Mr. Winkelried will be entitled to a cash severance payment equal to one times the average sum of his average total annual incentive compensation and base salary for the two preceding years.
If Mr. Winkelried resigns without “good reason” or “enhanced good reason,” he will be entitled to (i) continued vesting of his TPG Units, promote interest and TPG equity awards, including TPG equity awards issued in connection with any performance allocation or annual incentive program adopted by TPG, held by him as of the termination date, as well as the retention of any such award that is vested as of the termination date, (ii) continued right to co-invest in TPG Funds consistent with TPG’s co-invest policy available to senior active partners, (iii) continued right to indemnification and insurance coverage, (v) treatment in the same manner as our Founders in relation to contractual lock-ups and liquidity tranches that limit his ability to exchange his TPG Partner Units or sell his shares of common stock, and (iv) post-employment benefits and perquisites, including lifetime health benefits for himself and his spouse, and, for a period of five years, a personal assistant, IT support and office space. If Mr. Winkelried’s employment is terminated by TPG Inc. for “cause” or breach of his restrictive covenants, all of his outstanding and unvested TPG equity interests, including RSUs and other equity interests from the platform-level performance allocation pool program granted in connection with the IPO, will be forfeited. In all termination scenarios except for termination by TPG for “cause,” or by Mr. Winkelried’s resignation without “good reason” or “enhanced good reason,” he will be deemed a Type 1 Leaver, as defined in the seventh amended and restated limited partnership agreement of TPG Partner Holdings, making him subject to a shorter period of restrictive covenants. The severance payments and benefits described in this paragraph are contingent upon Mr. Winkelried’s execution of a mutual release and his compliance with the restricted covenants set forth in the GP LLC limited liability company agreement.
Potential Payments upon Termination or Change-in-Control
None of the Winkelried Pre-IPO Agreement or other NEO offer letters in effect prior to December 31, 2021 provide for benefits upon a termination event or change in control. Pursuant to the fifth amended and restated limited partnership agreement of TPG Partner Holdings, in the event of death or “disability” (as defined therein) of a holder of TPG Partner Holdings interests, including our NEOs, any unvested TPG Partner Holdings interests held by such person would receive two years of accelerated forward vesting. The following number of TPG Partner Holdings interests of our NEOs that would vest upon death of disability as of December 31, 2021 was: 12,851 for Mr. Coulter, 15,107 for Mr. Winkelried, 8,334 for Mr. Weingart, 4,840 for Mr. Murphy, 33,026 for Mr. Sisitsky, 4,000 for Ms. Vazquez-Ubarri and 4,700 for Mr. Berenson. Additionally, pursuant to the Winkelried Pre-IPO Agreement, in the event of Mr. Winkelried’s termination without “cause” or his resignation with “good reason,” he would also receive these two years of accelerated forward vesting. We retain the discretion to provide our people, including our NEOs, with separation benefits.
Equity-Based Compensation
Omnibus Equity Incentive Plan Summary
In connection with the IPO, our board of directors approved on December 7, 2021, and our pre-IPO shareholder approved on December 20, 2021, the Omnibus Plan, effective as of January 13, 2022, in order to attract, retain and motivate our people, and to align the interests of our people with the interests of our stockholders. The Omnibus Plan permits the grant of stock options (including incentive stock options intended to be qualified under Section 422 of the Code), stock appreciation rights, restricted stock, RSUs, cash-based awards and other stock-based awards. Awards under the Omnibus Plan may be granted to our officers (including our NEOs), employees, directors, consultants, advisors, and other service providers of the Company and certain affiliates of the Company. The Company may elect to grant any of these awards as performance-based incentive awards. Our board of directors, or any committees designated by our board of directors, administers the Omnibus Plan (referred to as the "Administrator") and has delegated this authority to Mr. Winkelried, our CEO. The Administrator is authorized to, among other things, select eligible participants, grant awards in accordance with the Omnibus Plan, determine the price at which stock options are granted, determine the number of shares granted pursuant to each award, approve the form and terms and conditions of awards, and employ other individuals as may reasonably be necessary to assist in the administration of the Omnibus Plan. The maximum number of shares that may be issued under the Omnibus Plan is 30,694,780. The Omnibus Plan provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2023, and ending on (and including) January 1, 2032, by up to 10% of the total outstanding number of shares of our common stock and our Common and Promote Units, measured on a fully diluted, as converted basis, on the immediately preceding December 31. Our board of directors has the authority to amend the Omnibus Plan from time to time, provided that such amendment does not materially adversely impair the rights of the recipient of any outstanding award without the recipient's consent, and shareholder approval is obtained if such approval is required to the extent necessary to comply with any applicable laws, regulations or rules of a securities exchange or self-regulatory agency. Our board of directors may also terminate the Omnibus Plan at any time, and the Omnibus Plan will automatically be terminated in 2032 if not extended prior thereto.
Director Compensation
Prior to the IPO, we did not compensate anyone for serving on our board of directors, to the extent formed. Currently, all of the individuals who serve as directors of our general partner are also our senior partners and executive officers. These individuals do not receive any separate compensation for service as a director and, accordingly, we have not presented a Director Compensation Table.
We have adopted an Independent Director Compensation Policy for directors who are not employees of or service providers to (other than as a director) any entity related to the Company and who are considered independent. We also established a compensation program for our Founding Partner and Non-Executive Chairman, Mr. Bonderman, while he serves as a director of the Company.

Pursuant to our Independent Director Compensation Policy, our independent directors receive the following:
•an annual cash retainer of $150,000, payable quarterly;
•an annual equity award in the form of RSUs with a grant date fair value of $150,000 pursuant to the Omnibus Plan, which will vest on the earlier of the one-year anniversary of grant or the day before the next annual stockholder meeting;
•an additional annual cash retainer of $15,000 to members of the Audit Committee and $10,000 to members of each of the Compensation Committee and Conflicts Committee;
•an additional annual cash retainer of $25,000 to the chair of our Audit Committee, $20,000 to the chair of our Compensation Committee and $15,000 to the chair of our Conflicts Committee. The committee chair retainers are in addition to the annual cash retainer that each committee member will receive; and
•upon initial election to our board of directors, an initial grant of RSUs pursuant to the Omnibus Plan with a grant date fair value of $300,000, which will vest in three annual installments beginning on the first anniversary of the grant date.
Beginning in 2023, directors may elect to receive all or a portion of any cash retainer in shares of the Company’s Class A common stock. On January 13, 2022, our board of directors approved pursuant to the Omnibus Plan a one-time equity award of RSUs to our independent directors with a grant date fair value of $300,000, which will vest in three annual installments beginning on the first anniversary of the grant date.
We reimburse independent directors for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as directors or otherwise in the performance of services to the Company, including travel expenses in connection with their attendance in-person at board and committee meetings and in the performance of services to the Company. Our independent directors are also entitled to participate in side-by-side investments. For more information about our side-by-side investments, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Other Transactions or Arrangements—Side-By-Side and Other Investment Transactions.”
We also expect to implement a share retention policy that will require our independent directors to retain 25% of RSUs granted for a two-year period following vesting.
Partner Compensation Paid to Non-Independent Directors for 2021 and 2020
Our directors who are also our partners receive compensation in respect of services to us and our affiliates as described below. For information on compensation paid to our directors who are also our NEOs, see “—Summary Compensation Table.” Directors who are our partners and not our NEOs are generally entitled to the same elements of compensation as our NEOs, including perquisites and benefits, on consistent terms, and may be entitled to participate in separation benefits. See “—Elements of 2021 Compensation” for descriptions of these compensation components. Historically, our directors who are our partners and not NEOs (other than Messrs. Bonderman and Coslet) were issued Additional TPG Partner Units consistent with the terms described in “—Elements of 2021 Compensation—TPG Partner Holdings Interests.” In the case of Mr. Bonderman, his compensation and benefits were generally provided on terms consistent with those provided to Mr. Coulter. The amounts indicated below are calculated consistent with our determination of compensation in the Summary Compensation Table and, with respect to 2021 amounts, using the same assumptions and actual amounts available to date. For information about existing pledges of our directors, see “Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters—Principal Stockholders.”
David Bonderman
Mr. Bonderman is one of our Founding Partners and is our Non-Executive Chairman. During 2021 and 2020, respectively, Mr. Bonderman received: $700,000 and $700,000 in base salary; $1,000,000 and $3,000,000 in discretionary annual cash bonus; $18,008,168 and $5,784,258 in performance allocation distributions; $404,240 and $255,800 for personal assistants; and $538,288 for legal services in 2021. For Mr. Bonderman, his bonus also includes amounts attributed to a personal corporation of his due to its ownership interests in a Company subsidiary. In such years, Mr. Bonderman had access to aircraft for his personal use at no incremental cost to us because Mr. Bonderman bore the cost.

He also received $155,789,122 and $59,162,845 in distributions made on TPG Partner Holdings interests in such years, respectively.
Mr. Bonderman received vintage share awards in 2021, which were fully vested at grant. Mr. Bonderman serves on our board of directors as Non-Executive Chairman and receives compensation in this capacity consistent in most respects with the compensation provided to our independent directors. Mr. Bonderman also receives significant distributions from our platform-level performance allocation program and TPG Partner Holdings interests with respect to awards made prior to January 13, 2022 and is entitled to benefits and perquisites that are similar to our executive officers.
Certain affiliates of the Company entered into a letter agreement with Mr. Bonderman, dated as of December 15, 2021 and approved by our board of directors on December 14, 2021 (the “Bonderman Agreement”), that provides for the terms of Mr. Bonderman’s employment commencing on January 13, 2022 through the date on which Mr. Bonderman ceases to be employed by the Company. Mr. Bonderman’s term of employment will terminate simultaneously with, and only upon the occurrence of, Mr. Bonderman ceasing to be a member of GP LLC.
The Bonderman Agreement provides that Mr. Bonderman will serve as Non-Executive Chairman of TPG Inc. During and after his term, Mr. Bonderman will be designated with Mr. Coulter as a Founder of TPG. Mr. Bonderman will serve as a member of our board of directors in accordance with the Governance Documents and be a non-voting observer on the Executive Committee. Mr. Bonderman will have the duties, responsibilities, functions and authority as enumerated in the Governance Documents and may determine in his discretion the business time and attention he devotes to the same. Mr. Bonderman will not be an “Active Partner” as defined under the seventh amended and restated limited partnership agreement of TPG Partner Holdings.
Under the Bonderman Agreement, Mr. Bonderman is entitled to an annual director fee of $300,000, so long as he serves as a member of our board of directors. Mr. Bonderman will be eligible to receive investment-specific performance fees on TPG platforms based on his direct and active participation in such investments, and will also be eligible to participate in discretionary awards under the platform-level performance allocation pool program should his contributions to the business of TPG warrant it in TPG’s sole discretion. He is entitled to coverage under TPG employee benefit programs, plans and practices commensurate with his position and that are generally made available to TPG’s most senior partners, including rights to co-invest in TPG Funds consistent with TPG’s co-invest policy available at the relevant time to TPG’s senior active partners and on the same terms and conditions as such active partners. Mr. Bonderman will be entitled to reimbursement for all reasonable expenses for travel, lodging, entertainment and other business expenses at a “first class” level and private aircraft services for business travel, in accordance with TPG’s policies. Mr. Bonderman is generally indemnified under the Bonderman Agreement for any and all costs, expenses, liabilities and losses with respect to actions taken in connection with his service to TPG.
Pursuant to the Bonderman Agreement, if Mr. Bonderman’s employment is terminated other than for “cause” or “competition” (as defined in the Bonderman Agreement), or by reason of death, Mr. Bonderman is entitled to continued vesting of TPG Partner Units, continued right to co-invest in TPG funds, lifetime health benefits for himself and his spouse, continued right to indemnification and insurance coverage and perquisites for a period of five years, including IT support, an executive assistant and a personal office. If Mr. Bonderman’s termination is due to death, all of his TPG Partner Units vest on a fully accelerated basis, and his surviving spouse will continue to receive health benefits for life. In addition, the continued right to co-invest following death will be available to his estate and direct lineal descendants but will be limited to five years and an allocation of 0.5% of the aggregate commitment to any TPG Fund.
Maya Chorengel
Ms. Chorengel is co-managing partner of our Rise Fund platform. During 2021 and 2020, respectively. Ms. Chorengel received: $500,000 and $500,000 in base salary; and $2,500,000 and $1,650,000 in discretionary annual cash bonus. Ms. Chorengel did not receive performance allocation distributions in 2020 and received $89,164 in performance allocation distributions in 2021. She also received $2,921,000 and $995,390 in distributions made on TPG Partner Holdings interests in such years, respectively.
Ms. Chorengel received vintage share awards and certain investment-specific awards for investments made in 2021, which vest in five equal annual installments beginning on June 30, 2021. Upon the commencement of her employment, Ms. Chorengel entered into an offer letter with TPG Global that is materially consistent with our form of offer letter to U.S. employees. For a description of our form offer letter to U.S. employees, see “—Summary of NEO Employment Agreements and Separation Arrangements—Other NEO Offer Letters.”

Jonathan Coslet
Mr. Coslet is a senior TPG partner. During 2021 and 2020, respectively, Mr. Coslet received: $500,000 and $500,000 in base salary; $4,000,000 and $4,000,000 in discretionary annual cash bonus; $20,928,771 and $4,280,023 in performance allocation distributions; $16,667 and $15,481 with respect to use of corporate provided office space; and $4,473 for legal services in 2021. During 2021 and 2020, Mr. Coslet had access to aircraft for personal use at no incremental cost to us because Mr. Coslet bore the cost. Mr. Coslet also received $75,155,552 and $27,178,223 in distributions made on TPG Partner Holdings interests in such years, respectively.
Mr. Coslet received vintage share awards in 2021, which vest in accordance with the senior partner vesting schedule. Prior to January 13, 2022, Mr. Coslet received new issuances of TPG Partner Holdings interests on terms consistent with those described under “—Elements of 2021 Compensation—TPG Partner Holdings Interests” with vesting over five years. Prior to the IPO, Mr. Coslet did not have an employment agreement or offer letter with the Company or its affiliates. Pursuant to an agreement entered into with certain affiliates of TPG on December 13, 2016, if Mr. Coslet ceased to provide service after one year of advance notice and cooperation with his transition, any unvested performance allocation interests would have become fully vested, subject to TPG’s right to “cutback” up to 20% of his performance allocation distributions, as described above in “—Elements of 2021 Compensation— Performance Allocations.” In addition, in the event Mr. Coslet breached a restrictive covenant or was terminated for cause, the Company has a right to repurchase right with respect to his TPG Partner Holdings interests at fair market value. This letter was superseded by a new letter, dated December 15, 2021, pursuant to which he will fully vest in his performance allocation interests (subject to the same cutback right) and his TPG Partner Holdings interests, in each case, held as of January 13, 2022, upon an orderly retirement (as defined in his letter agreement), and the repurchase right of the Company will continue.
Kelvin Davis
Mr. Davis is a senior TPG partner. During 2021 and 2020, respectively, Mr. Davis received: $500,000 and $500,000 in base salary; $3,000,000 and $2,000,000 in discretionary annual cash bonus; $24,613,313 and $5,163,245 in performance allocation distributions; and $175,216 and $54,346 with respect to legal fees. During 2021 and 2020, Mr. Davis had access to aircraft for personal use and company provided housing at no incremental cost to us because Mr. Davis bore the cost. He also received $49,872,138 and $19,510,923 in distributions made on TPG Partner Holdings interests in such years, respectively.
Mr. Davis received vintage share awards in 2021, which vest in accordance with the senior partner vesting schedule. Prior to January 13, 2022, Mr. Davis received new issuances of TPG Partner Holdings interests on terms consistent with those described under “—Elements of 2021 Compensation—TPG Partner Holdings Interests” with vesting over seven years, in part based on performance, and he will be issued Additional TPG Partner Units consistent with the terms described in “—Elements of 2021 Compensation—TPG Partner Holdings Interests,” as well as Additional TPG Partner Units with varied vesting terms (certain Additional TPG Partner Units vest 65% at grant and 35% upon the achievement of certain performance measures, and other Additional TPG Partner Units vest ratably over three years).
During 2021, Mr. Davis was party to a retention letter with TPG Partner Holdings, L.P. (also applicable to TPG) as founding partner of our Real Estate platform that provided for certain benefits to Mr. Davis upon his separation from TPG, including retirement. These benefits included certain good leaver rights such as accelerated vesting of certain equity interests and two-year forward vesting of TPG Partner Holdings interests, certain rights to retain investment interests following termination, continuing payment of compensation through the end of the year immediately following the year in which the termination occurred (and in certain instances through the third full year following the year in which the termination occurred) and continuing co-investment rights, subject to certain restrictive covenants. Further, the retention letter provided that for so long as Mr. Davis led the real estate platform, TPG real estate professionals, including Mr. Davis, would receive annual compensation based on a formulaic percentage of the performance allocations and net fee income earned from our Real Estate platform, rather than on a solely discretionary basis. This retention letter, including such formulaic compensation arrangements, has been terminated in its entirety, and Mr. Davis has entered into a new retention agreement with TPG Partner Holdings, L.P. that is also applicable to TPG. The new retention agreement provides for certain benefits upon a good leaver termination of employment (as described in the new retention agreement) that are similar to those in the prior retention letter but revised to address different investment interests, and it does not include an extended opportunity for continued compensation beyond the end of the year immediately following the year in which the termination occurs. The new retention agreement does not include any requirements with respect to annual compensation for our Real Estate platform.

Ganendran Sarvananthan
Mr. Sarvananthan is the managing partner of TPG Capital Asia. During 2021 and 2020, respectively, Mr. Sarvananthan received: $500,000 and $500,000 in base salary; $2,900,000 and $2,500,000 in discretionary annual cash bonus; $3,719,582 and $1,129,172 in performance allocation distributions; and $29,888 and $26,528 with respect to a monthly car lease and driver. Amounts reflected for Mr. Sarvanathan’s car lease are converted from Singapore dollars to U.S. dollars using an exchange rate on September 30, 2021 of $0.74. He also received $9,414,256 and $3,440,442 in distributions made on TPG Partner Holdings interests in such years, respectively.
Mr. Sarvananthan received vintage share awards and certain investment-specific awards for investments made in 2021, which vest in accordance with the senior partner vesting schedule. Mr. Sarvananthan has entered into an offer letter with a TPG affiliate that is materially consistent with our form of offer letter to U.S. employees, but provides for employment in Singapore. For a description of our form offer letter to U.S. employees, see “—Summary of NEO Employment Agreements and Separation Arrangements—Other NEO Offer Letters.”
David Trujillo
Mr. Trujillo is a senior TPG partner. During 2021 and 2020, respectively, Mr. Trujillo received: $500,000 and $500,000 in base salary; $5,000,000 and $4,000,000 in discretionary annual cash bonus; and $71,971,422 and $12,896,841 in performance allocation distributions. He also received $31,815,260 and $10,387,896 in distributions made on TPG Partner Holdings interests in such years, respectively.
Mr. Trujillo received vintage share awards and certain investment-specific awards for investments made in 2021, which vest in accordance with the senior partner vesting schedule beginning on June 30, 2021. Mr. Trujillo has entered into an offer letter with a predecessor affiliate of TPG Global that is materially consistent with our form of offer letter to U.S. employees. For a description of our form offer letter to U.S. employees, see “—Summary of NEO Employment Agreements and Separation Arrangements—Other NEO Offer Letters.”
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Principal Stockholders
The following tables show information as of March 25, 2022 regarding the beneficial ownership of our Class A common stock and Class B common stock by:
•each person or group who is known by us to own beneficially more than 5% of our Class A common stock or our Class B common stock;
•each member of our board of directors, each of our director nominees and each of our named executive officers; and
•all members of our board of directors, our director nominees and our executive officers as a group.
This beneficial ownership information is presented after giving effect to the Reorganization. As of March 25, 2022, we have 70,811,664 shares of our Class A common stock and 229,652,641 shares of our Class B common stock outstanding.
The number of shares of Class A common stock listed in the tables below assumes no exchange of Common Units or nonvoting stock for Class A common stock. As described in “Organizational Structure” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Exchange Agreement,” each holder of Common Units is entitled to have their Common Units exchanged for cash from a substantially concurrent future public offering or private sale (based on the closing price per share of Class A common stock on the day before the pricing of such future public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or, at our election, Class A common stock on a one-for-one basis (or, in certain cases, for shares of nonvoting Class A common stock). The number of shares of Class B common stock listed in the table below is equal to the number of Common Units beneficially owned by each person or entity named in the table below.

Beneficial ownership of shares is determined under rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the persons and entities named in the table below have sole voting and investment power with respect to all shares of our Class A common stock and our Class B common stock shown as beneficially owned by them. Shares of our nonvoting Class A common stock are not presented in the following table because they are not voting securities and because they are not convertible into Class A common stock until such time as they are transferred to a third party as and when permitted by the Investor Rights Agreement.

Principal Stockholders

Name and address of beneficial owners(1)	Class A Common Stock		Class B Common Stock(7)		Total Voting Power (%)
5% beneficial owners	Number	%	Number	%
TPG GP A, LLC(2)	50,847	*	229,652,641	100	97.0
GIC Private Limited(3)	6,529,710	9.2	—	—	*
Temasek Holdings (Private) Limited(4)	4,250,000	6	—	—	*
Named executive officers and directors:(5)
David Bonderman(2)(6)	779,661	1.1	229,652,641	100	97.0
James G. Coulter(2)(6)	3,491,525	4.9	229,652,641	100	97.2
Jon Winkelried(2)	389,831	*	229,652,641	100	97.0
Jack Weingart	847,458	1.2	—	—	*
Ken Murphy	—	*	—	—	*
Todd Sisitsky	677,966	*	—	—	*
Anilu Vazquez-Ubarri	33,898	*	—	—	*
Bradford Berenson	—	*	—	—	*
Maya Chorengel	25,424	*	—	—	*
Jonathan Coslet	745,763	1.1	—	—	*
Kelvin Davis	894,584	1.3	—	—	*
Ganendran Sarvananthan	1,367,030	1.9	—	—	*
David Trujillo	118,644	*	—	—	*
Mary Cranston	—	*	—	—	*
Deborah M. Messemer	—	*	—	—	*
All directors and executive officers as a group (16 persons)	9,253,141	13.1	229,652,641	100	97.4

* Represents less than 1%.
(1)Unless noted otherwise, the address for each holder listed in this table is 301 Commerce Street, Suite 3300, Fort Worth, Texas.
(2)GP LLC, which directly holds 16,949 shares of Class A common stock, is the sole member of TPG Group Advisors (Cayman), LLC (“Advisors LLC”) and the managing member of TPG Group Holdings (SBS) Advisors, LLC (“SBS Advisors”). Advisors LLC is the sole shareholder of TPG Group Advisors (Cayman), Inc. (“Advisors Inc.”), which is the general partner of TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and the managing member of TPG New Holdings, LLC (“New Holdings”). TPG Partner Holdings is a member of New Holdings, which is the sole limited partner of TPG Group Holdings, whose general partner is SBS Advisors and which holds 33,898 shares of Class A common stock and 229,652,641 shares of Class B common stock on behalf of its limited partners. All of the directors and executive officers listed in this table other than our independent directors are limited partners of TPG Partner Holdings, and as such are indirect limited partners of TPG Group Holdings. GP LLC is owned by entities owned by each of Messrs. Bonderman, Coulter and Winkelried. Each of GP LLC, Advisors LLC, SBS Advisors, Advisors Inc., TPG Partner Holdings, New Holdings, TPG Group Holdings and Messrs. Bonderman, Coulter and Winkelried expressly disclaims beneficial ownership of these securities, except to the extent of any pecuniary interest therein. Messrs. Bonderman, Coulter and Winkelried share beneficial ownership of the shares beneficially owned by GP LLC, and the shares reported as beneficially owned by each of them individually in this table include such shares.

(3)Pursuant to Schedule 13G filed on January 24, 2022, the amount reported consists of 6,529,710 shares of Class A common stock beneficially owned, as of January 13, 2022, by GIC Private Limited and the other reporting persons named therein. The principal address of GIC Private Limited is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.
(4)Pursuant to Schedule 13G filed on January 26, 2022, the amount reported consists of 4,250,000 shares of Class A common stock beneficially owned, as of January 18, 2022, by Temasek Holdings (Private) Limited (“Temasek”) and the other reporting persons named therein. The shares owned by Temasek as a parent holding company are directly owned by V-Sciences Investments Pte Ltd (“V-Sciences”), which is a wholly owned subsidiary of Temasek Life Sciences Private Limited (“TLS”), which is a wholly owned subsidiary of Fullerton Management Pte Ltd (“FMPL”), which is a wholly owned subsidiary of Temasek. Each of TLS, FMPL and Temasek may be deemed to beneficially own the shares held by V-Sciences. The principal address of Temasek is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore 238891.
(5)The number of shares of Class A common stock listed for each individual includes shares directly owned by the individual or through an entity controlled by (or could be deemed to be controlled by) the individual. The number of shares of Class A common stock and the Total Voting Power percentages excludes shares of Class A common stock underlying restricted stock units that are not scheduled to vest within 60 days of the date of this table.
(6)Includes 16,949 shares of Class A common stock owned by New TPG Advisors, Inc. over which Messrs. Bonderman and Coulter share beneficial ownership.
(7)TPG Group Holdings holds Common Units and the shares of Class B common stock reflected in this table. TPG Partner Units (which are held by our current and former TPG partners) will be exchangeable under certain circumstances for Common Units and shares of Class B common stock held by TPG Group Holdings. Current and former TPG partners who exchange TPG Partner Units for such Common Units in turn will have the right, pursuant to the Exchange Agreement, to have their Common Units redeemed by the issuing TPG Operating Group partnerships in exchange for cash or, at our election, shares of our Class A common stock on a one-for-one basis (or, in certain circumstances, for shares of nonvoting Class A common stock). When a Common Unit is so exchanged, a corresponding share of our Class B common stock will be automatically cancelled for no additional consideration. Because a redemption election does not result in an entitlement to any of our voting securities, the TPG partners listed in the table would not be deemed to beneficially own the shares of our Class A common stock that they could receive in respect of their TPG Partner Units. The shares of Class B common stock held by TPG Group Holdings are reflected within the beneficial ownership of GP LLC and Messrs. Bonderman, Coulter and Winkelried as described in footnote 2 to this table. Mr. Bonderman has pledged to a financial institution 24.99% of the TPG Partner Units he holds in his capacity as a TPG partner (and not, for the avoidance of doubt, the full number of shares of Class B common stock reflected in the table).

Item 13. Certain Relationships and Related Transactions, and Director Independence
Set forth below is a description of certain related person and other transactions involving us or our subsidiaries and our directors, executive officers or holders of 5% or more of our voting securities.
Related Persons Transactions
Reorganization- and IPO-Related Transactions
In connection with the Reorganization and the IPO, we engaged in certain transactions with certain of our directors, each of our executive officers and other persons and entities who are holders of 5% or more of our voting securities.
In particular, we entered into the Reorganization Agreement (as defined herein), RemainCo Performance Earnings Agreement (as defined herein), Tax Receivable Agreement, TPG Operating Group Limited Partnership Agreements, Exchange Agreement, Investor Rights Agreement and RemainCo Administrative Services Agreement (as defined herein). In addition, we acquired from the Pre-IPO Investors certain Common Units using a portion of the proceeds of the IPO, and in the case of the Pre-IPO Investors and certain TPG partners that elected to exchange their Common Units, Common Units in exchange for Class A common stock (or nonvoting Class A common stock). We also issued Class B common stock to certain partners of the TPG Operating Group and, from time to time, intend to effect the transactions contemplated by the Exchange Agreement.
In addition, in connection with the Reorganization, TPG Partner Holdings (directly or indirectly) distributed its interest in RemainCo. Further, TPG Partner Holdings was recapitalized, such that the partners of TPG Partner Holdings surrendered their interests in TPG Partner Holdings and were issued TPG Partner Units. Returns on the TPG Partner Units are based on the performance of Common Units. The TPG Partner Units received in exchange for existing shares of TPG Partner Holdings and the distributed interests in RemainCo are not subject to new vesting requirements. The additional TPG Partner Units are intended to align the interests of our personnel (including our NEOs) with the interests of the unitholders of the TPG Operating Group (including, indirectly, the stockholders of the Company) and with the overall success of the TPG Operating Group. Additional TPG Partner Units generally vest in six annual installments beginning on the first anniversary of the IPO.
The following are summaries of certain provisions of our related party agreements, which are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore encourage you to review the agreements in their entirety. Copies of the agreements (or forms of the agreements) have been filed as exhibits to this report.
Reorganization Agreement and Certain Related Agreements
We entered into a reorganization agreement (the “Reorganization Agreement”) and certain related agreements pursuant to which (among other things) (i) the TPG Operating Group (and various entities through which its direct or indirect partner hold their interest) were restructured and recapitalized, (ii) the assets of the TPG Operating Group were divided between RemainCo and the TPG Operating Group and RemainCo assumed certain liabilities related to the Excluded Assets, (iii) certain assets were contributed or licensed to us, (iv) our Founders and certain entities wholly-owned or controlled by them contributed cash and certain other assets (including their interests in TPG Holdings II Sub, L.P.) to us in exchange for Class A common stock having a value of approximately $4,000,000, (v) our Founders and certain entities wholly-owned or controlled by them agreed to transfer to us the voting interests in certain entities and grant us a proxy to vote such interests until such transfers are effective, (vi) GP LLC (and certain related entities) agreed to cause the performance allocations attributable to the Promote Units to be distributed in the manner determined by the TPG Operating Group partnerships and cause certain performance allocations attributed to management to be distributed in the manner determined by the general partner associated with such performance allocations, (vii) our Founders received liquidating distributions from certain subsidiaries of TPG Holdings II Sub, L.P. totaling approximately $12 million and entities owned by our Founders made net contributions to TPG Holdings II Sub, L.P. totaling approximately $12 million and (viii) the TPG Operating Group agreed to indemnify certain persons (including our Founders and certain of their related entities) for (among other things) losses resulting from third party claims incurred attributable to the Reorganization, pre-IPO actions and omissions by our Founders (or their related entities) in their capacity as controlling equity holders, general partners, directors or officers (subject to customary limitations for willful misconduct, gross negligence and similar concepts) or the provision of certain benefits or perquisites to our employees (including to our Founders and other NEOs), including taxes and certain tax related payments.
RemainCo Performance Earnings Agreement
In accordance with the TPG Operating Group’s agreement with RemainCo (the “RemainCo Performance Earnings Agreement”), RemainCo is entitled to distributions from the TPG Operating Group in respect of performance allocations from TPG Funds (as defined below) as described below. For certain existing TPG Funds that are advanced in their life cycles, which we refer to as the “Excluded Funds,” RemainCo is generally entitled to receive distributions from the TPG Operating Group of all performance allocations not previously designated for our people or unaffiliated third parties, and the TPG Operating Group is not entitled to further performance allocations from the Excluded Funds. For TPG Funds of a more recent vintage and for future TPG Funds, which we collectively refer to as the “Included Funds,” RemainCo is entitled to a base performance allocation ranging from 10% to 15% (subject to limited exceptions, including TPG Funds acquired in a business combination or formed with meaningful participation by the counterparty of such business combination) depending upon the Included Fund (the “Base Entitlement”).
With respect to any TPG Fund that holds a first closing involving non-affiliated investors (a “First Closing”) on or after the fifth anniversary of the IPO, the Base Entitlement will step down ratably for each annual period following the fifth anniversary of the IPO through the fifteenth anniversary. RemainCo will not be entitled to distributions of performance allocations with respect to TPG Funds that have not held a First Closing on or prior to the fifteenth anniversary of the IPO. Once determined, RemainCo’s entitlement to performance allocation percentage with respect to any TPG Fund will remain in effect for the life of the applicable fund.
RemainCo is obligated to fund its pro rata share of clawback obligations with respect to any TPG Fund (in proportion to the Base Entitlement with respect to such TPG Fund) either directly or through indemnity or similar obligations to the TPG Operating Group. The limited partners of RemainCo are not directly liable for any such clawback obligations of RemainCo.

Further, in the calendar years 2022, 2023 and 2024, if the amount otherwise available under the new discretionary performance allocation program is less than $110 million, $120 million and $130 million, respectively, our CEO can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40 million.
As used above in this section, a “TPG Fund” is any fund, SMA or other vehicle that pays performance allocations (whether formed before or after the IPO), other than any such fund, SMA or other vehicle (and any successors) that (1) was formed by any business other than the TPG Operating Group, (2) such business was acquired by, or otherwise combined with, the TPG Operating Group after the IPO and (3) such fund, SMA or other vehicle had a First Closing prior to such acquisition or other combination.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement (the “RemainCo Administrative Services Agreement”) with RemainCo whereby we provide RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance.
Tax Receivable Agreement
We, the TPG Operating Group partnerships and one of our wholly-owned subsidiaries have entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of our pre-IPO owners that provides for the payment by us (or our subsidiary) to such pre-IPO owners of 85% of the cash tax savings, if any, that we actually realize, or we are deemed to realize (calculated using certain assumptions) as a result of the Covered Tax Items. We expect to benefit from the remaining 15% of cash tax savings, if any that we realize from Covered Tax Items. The Covered Tax Items available to us may reduce the amount of U.S. federal, state and local tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of such Covered Tax Items, and a court could sustain such a challenge. The Covered Tax Items may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is our obligation and not an obligation of the TPG Operating Group. For purposes of the Tax Receivable Agreement, cash tax benefits resulting from the Covered Tax Items are computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no Covered Tax Items. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement are calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions).
The term of the Tax Receivable Agreement continues until all Covered Tax Items have been utilized or expired, unless we exercise our right to terminate the Tax Receivable Agreement early, certain changes of control occur (as described in more detail below) or in certain events of bankruptcy or liquidation, in which case all obligations generally will be accelerated and due as if we had exercised our right to terminate the Tax Receivable Agreement. The payment to be made upon an early termination of the Tax Receivable Agreement will generally equal the present value of payments to be made under the Tax Receivable Agreement using certain assumptions. Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The increase in our Covered Tax Items upon the purchase or exchange of Common Units for shares of Class A common stock, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:
•the timing of purchases or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of the TPG Operating Group at the time of each purchase or exchange;

•the price of shares of our Class A common stock at the time of the purchase or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of the TPG Operating Group, is directly proportional to the price of shares of our Class A common stock at the time of the purchase or exchange;
•the extent to which such purchases or exchanges do not result in a basis adjustment—if a purchase or an exchange does not result in an adjustment to the existing basis, increased deductions will not be available;
•changes in tax rates—payments under the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period, so changes in tax rates will impact the magnitude of cash tax benefits covered by the Tax Receivable Agreement and the amount of payments under the Tax Receivable Agreement; and
•the amount and timing of our income—we (or our subsidiary) are obligated to pay 85% of the cash tax benefits under the Tax Receivable Agreement as and when realized. If we do not have taxable income, we are not required (absent a change of control or circumstances requiring an early termination payment) to make payments under the Tax Receivable Agreement for a taxable year in which we do not have taxable income because no cash tax benefits will have been realized. However, any tax attributes that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of such tax attributes will result in cash tax benefits that will result in payments under the Tax Receivable Agreement.
We expect that as a result of the size of the Covered Tax Items, the payments that we may make under the Tax Receivable Agreement will be substantial. There may be a material negative effect on our liquidity if, as a result of timing discrepancies or otherwise, the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that we realize in respect of the Covered Tax Items subject to the Tax Receivable Agreement and/or if distributions to us by the TPG Operating Group are not sufficient to permit us to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Late payments under the Tax Receivable Agreement generally will accrue interest at an uncapped rate equal to one year LIBOR (or its successor rate) plus 500 basis points. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the pre-IPO owners.
In addition, we may elect to terminate the Tax Receivable Agreement early by making an immediate payment equal to the present value of all anticipated future cash tax benefits associated with existing or anticipated future Covered Tax Items with respect to all Common Units. In determining such anticipated future cash tax benefits, the Tax Receivable Agreement includes several assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the Covered Tax Items subject to the Tax Receivable Agreement and that we are not subject to any alternative minimum tax. In addition, the present value of such anticipated future cash tax benefits are discounted at a rate equal to the lesser of (i) 6.5% per annum and (ii) one year LIBOR (or its successor rate) plus 100 basis points. Furthermore, in the event of certain changes of control and in certain events of bankruptcy or liquidation, our obligations would be automatically accelerated and be immediately due and payable, and we would be required to make an immediate payment equal to the present value of the anticipated future cash tax benefit with respect to all Common Units, calculated based on the valuation assumptions described above. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. As a result, we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual cash tax benefits that we realize in respect of the Covered Tax Items subject to the Tax Receivable Agreement or that are prior to the actual realization, if any, of such future tax benefits, including in circumstances in which we are subject to an alternative minimum tax and as a result are not able to realize the tax benefits associated with Covered Tax Items. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity. Changes in law or changes in tax rates following the date of acceleration may also result in payments being made in excess of the future tax benefits, if any.
Decisions made by our pre-IPO owners in the course of running our business may influence the timing and amount of payments that are received by an exchanging or selling existing owner under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction generally will accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of an existing owner to receive payments under the Tax Receivable Agreement.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we will determine. We will not be reimbursed for any payments previously made under the Tax Receivable Agreement if the validity of the Covered Tax Items is successfully challenged by the IRS, although such amounts may reduce our future obligations, if any, under the Tax Receivable Agreement. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreement in excess of our cash tax benefits.
The TPG Operating Group Limited Partnership Agreements
Our wholly-owned subsidiaries hold Common Units and are the general partners of each TPG Operating Group partnership. Accordingly, we indirectly control all of the business and affairs of the TPG Operating Group, and consolidate the financial results of the TPG Operating Group and, through the TPG Operating Group and its operating entity subsidiaries, conduct our business.
Pursuant to the TPG Operating Group Limited Partnership Agreements, the general partner of each TPG Operating Group partnership generally has the right to determine when distributions will be made to holders of Common and Promote Units and the amount of any such distributions, except that the TPG Operating Group is required to make tax distributions to the holders of Common Units. If a distribution is authorized on the Common Units, such distribution will be made to the holders of Common Units pro rata based on the number of Common Units held by each partner of the TPG Operating Group partnerships. However, before any distributions were made on the Common Units, undistributed 2021 earnings (as determined in accordance with past practice) were distributed to the historic owners of the TPG Operating Group (or their transferees).
The holders of Common Units, including us, incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of the TPG Operating Group. The TPG Operating Group Limited Partnership Agreements generally require that pro rata cash distributions be made to holders of Common Units, including us, at certain assumed tax rates, which we refer to as “tax distributions.”
The TPG Operating Group has issued Promote Units to certain partners of the TPG Operating Group that are owned (directly or indirectly) by individual service partners. The Promote Units are generally entitled to receive a portion of the performance allocations received by the TPG Operating Group.
The TPG Operating Group Limited Partnership Agreements also provide that substantially all expenses incurred by or attributable to us (such as expenses incurred in connection with the IPO), but not including obligations incurred under the Tax Receivable Agreement, our income tax expenses, and payments on indebtedness incurred by us, will be borne by the TPG Operating Group. We have reimbursed and will continue to reimburse certain of these expenses on the terms set forth in these partnership agreements. The TPG Operating Group Limited Partnership Agreements also contain restrictions on transferability.
Investor Rights Agreement
We, the TPG Operating Group partnerships, the TPG Partner Vehicles, the Pre-IPO Investors and TPG partners have entered into an investor rights agreement (the “Investor Rights Agreement”) with respect to all Class A common stock, nonvoting Class A common stock, Class B common stock and Common Units held by the TPG Partner Vehicles and the Pre-IPO Investors. Pursuant to the Investor Rights Agreement, the TPG Partner Vehicles, the Pre-IPO Investors and the TPG partners are subject to certain transfer restrictions and are provided with certain registration rights.
Pursuant to the Investor Rights Agreement, the TPG Partner Vehicles and the TPG partners are restricted from transferring or exchanging (and agreed to restrict partners in the TPG Partner Vehicles from transferring or exchanging) any Class A common stock, Class B common stock or Common Units, as applicable, prior to the two-year anniversary of the IPO. Between the second and third anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; between the third and fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; and after the fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their original holdings Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the Exchange Agreement). Upon an exchange of Common Units for Class A common stock, pursuant to the Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions are subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations. Up to $100 million (based on the IPO price per share of Class A common stock) of Class A common stock or equity instruments exchangeable for Class A common stock can be transferred to charitable organizations after expiration of the restricted period and prior to the two- year anniversary of the IPO free of any subsequent transfer restrictions. In addition, we may waive the foregoing restrictions under certain circumstances as contemplated in the Investor Rights Agreement. Between the 181st day and one-year anniversary of the IPO, the Pre-IPO Investors may sell up to 25% of their Class A common stock, Class B common stock or Common Units; between the one-year and eighteen-month anniversary of the IPO, the Pre-IPO Investors may sell up to 50% of their Class A common stock, Class B common stock or Common Units; between the eighteen-month and second-year anniversary of the IPO, the Pre-IPO Investors may sell up to 75% of their Class A common stock, Class B common stock or Common Units; and after the second-year anniversary, the Pre-IPO Investors may sell 100% of their Class A common stock, Class B common stock or Common Units, in each case, subject to the terms of the Exchange Agreement.
Pursuant to the Investor Rights Agreement, the TPG Partner Vehicles, the TPG partners and the Pre-IPO Investors have certain registration rights, as set forth below. The registration of our common stock by the exercise of registration rights described below would enable the holders to sell these shares without restriction under the Securities Act when the applicable registration statement is declared effective. We will generally pay the registration expenses, other than underwriting discounts and commissions, relating to the registrations described below. The registration rights described below will generally expire with respect to a holder when such holder’s securities are freely sellable under Rule 144 of the Securities Act without limitations on volume or manner of sale.
Demand Registration Rights. The TPG Partner Vehicles and the TPG partners are entitled to certain demand registration rights. At any time beginning six months after January 12, 2022 when the TPG Partner Vehicles and the TPG partners are eligible to sell securities (whether as a result of the transfer restrictions described above or a waiver by us), the holders of these securities may request that we register all or a portion of their securities. Such request for registration must cover shares with an anticipated aggregate offering price of at least $50 million.
Piggyback Registration Rights. In the event that we propose to, subject to limited exceptions, register any of our securities under the Securities Act, either for our own account or for the account of other security holders (including pursuant to the demand registration rights described above), the TPG Partner Vehicles, the TPG partners and, in the case of a marketed secondary offering (or synthetic secondary offering) within two years of the IPO, the Pre-IPO Investors are entitled to certain piggyback registration rights allowing holders to include their shares in such registration, subject to certain marketing and other limitations.
Shelf Registration Rights. The TPG Partner Vehicles and the TPG partners may request that we register their shares on Form S-3 if we are qualified to file a registration statement on Form S-3 and if the anticipated aggregate offering price (based on the closing price on the trading day immediately prior to the filing of the applicable prospectus supplement) of the securities is at least $50 million.
Block Registration Rights. The TPG Partner Vehicles and the TPG partners may request that we file an amendment or supplement to a registration statement on Form S-3 to enable such holders to effect an underwritten block trade if the anticipated aggregate offering price of the securities is at least $25 million.
Exchange Agreement
We, certain of our wholly-owned subsidiaries, the TPG Operating Group partnerships and certain direct and indirect holders of outstanding Common Units have entered into an exchange agreement (the “Exchange Agreement”) in connection with the IPO under which such holders of Common Units have the right to have their Common Units redeemed by the issuing TPG Operating Group partnerships once each quarter (or, subject to certain limitations, otherwise from time to time) in exchange for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or, at our election, for shares of our Class A common stock on a one-for-one basis (or, in certain cases, for shares of nonvoting Class A common stock). Additionally, in the event of a redemption request by a holder of Common Units, we (or our subsidiary) may, at our election, effect a direct exchange of cash from a substantially concurrent public offering or private sale (based on the price described above), Class A common stock or nonvoting Class A common stock for Common Units in lieu of such a redemption. We may impose additional restrictions on exchanges that we determine to be necessary or advisable so that none of the TPG Operating Group partnerships are treated as a “publicly traded partnership” for U.S. federal income tax purposes or violate laws or regulations (including those applicable to trading while in possession, or deemed to be in possession, of material, non-public information). In addition, GP LLC may block exchanges by TPG partners, including any exchanges of interests in a TPG Partner Vehicle for Class A common stock, in certain limited circumstances prior to the Sunset.
Family Office Services
The family offices of our Founders and Jonathan Coslet, a senior TPG partner and a director, are managed by Tarrant Management, LLC (“TM Management”). In 2008, we entered into a services agreement (as amended from time to time, the “Services Agreement”) with TM Management pursuant to which TM Management provided certain business and information services to TPG, including collecting and maintaining information regarding our Founders and Mr. Coslet as was required by TPG to comply with the regulations and reporting requirements of various regulatory and licensing bodies. Pursuant to the Services Agreement, we paid $900,000 to TM Management in 2021. We terminated the Services Agreement prior to the IPO.
In addition, TM Management historically reimbursed us for use of office space that we rented on behalf of TM Management. We have also historically performed certain administrative and similar functions, including off-site information technology services, on behalf of TM Management for which TM Management has reimbursed us. The aggregate amount of such reimbursements by TM Management to us was approximately $1.5 million in 2021. In January 2022, we entered into a sublease agreement with TM Management, pursuant to which TM Management subleases office space from us. Further, in 2015, we entered into a space license agreement (the “Sublease”) with Wildcat Capital Management, LLC (“Wildcat”), an investment advisor to Mr. Bonderman and a variety of different clients, including certain investment vehicles in which Mr. Bonderman and his family have interests, pursuant to which Wildcat subleases office space from us. Wildcat paid us approximately $745,000 in 2021 under the Sublease. For information about perquisites provided to our NEOs, including use of aircraft services, see “Item 11.—Executive Compensation—Elements of 2021 Compensation—Benefits and Perquisites.” For more information about the Company’s lease of aircraft owned by entities related to these family offices, see Note 15 to the consolidated financial statements. We have entered into a block charter agreement regarding these aircraft.
Related Person Transactions Policy
Our board of directors adopted a written policy regarding the review, approval, ratification or disapproval by one or more committees of our board of directors, excluding any directors who may have an interest or involvement, of transactions between us or any of our subsidiaries and any related person (defined in the policy to include our executive officers, directors or director nominees, any stockholder beneficially owning in excess of 5% of our stock or securities exchangeable for our stock and any immediate family member of any of the foregoing persons) in which the amount involved since the beginning of our last completed fiscal year will or may be expected to exceed $120,000 and in which one or more of such related persons has a direct or indirect material interest. In approving or rejecting any such transaction, we expect that such committee or committees will consider the relevant facts and circumstances available and deemed relevant. Any member of such committee or committees who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote on approval, ratification or disapproval of the transaction. All transactions entered into prior to January 13, 2022 were entered into prior to the date of adoption of the policy.
Certain Other Transactions or Arrangements
Indemnification Agreements
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have entered into indemnification agreements with each of our officers (as defined under Rule 16a-1(f) under the Exchange Act) and directors. The indemnification agreements provide the Section 16 officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Directed Share Program
At our request, the underwriters reserved up to 5% of the shares of Class A common stock to be issued by us and offered in the IPO for sale at the initial public offering price to all of our employees, including certain former and expected future employees, who are not TPG partners. In the IPO, 1,271,810 shares were purchased under the directed share program.
Employment Agreements
We previously entered into an employment agreement with our CEO and, in connection with the IPO, we entered into employment agreements with our CEO and our Executive Chairman. We also generally provide our new hires with a standard form offer letter upon hire. We intend to adopt a separation policy for senior leadership pursuant to which our senior leaders (including our NEOs) may be entitled to severance benefits upon certain termination scenarios. See “Item 11.—Executive Compensation—Summary of NEO Employment Agreements and Separation Arrangements” for descriptions of these employment arrangements with our named NEOs.
Side-By-Side and Other Investment Transactions
Our partners and certain current and former personnel, including certain of our investment professionals are permitted to invest their own capital in employee funds that invest side-by-side with our funds (“side-by-side investments”). Side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund, except that these side-by-side investments are not subject to management fees or performance allocations. These investment opportunities are available to our partners and certain current and former personnel, including certain of our investment professionals, whom we have determined to have a status that reasonably permits us to offer them these types of investments in compliance with applicable laws.
The amount invested in and alongside our investment funds during the year ended December 31, 2021 by our directors and executive officers (and their family members and investment vehicles), including amounts funded pursuant to third party capital commitments assumed by such persons, was $81,038,121 for Mr. Bonderman, $31,230,489 for Mr. Coulter, $1,457,370 for Mr. Winkelried, $3,410,420 for Mr. Weingart, $4,004,194 for Mr. Sisitsky, $398,768 for Ms. Vazquez-Ubarri, $1,858,191 for Mr. Murphy, $423,256 for Mr. Berenson, $829,155 for Ms. Harris, $1,326,794 for Ms. Chorengel, $10,499,329 for Mr. Coslet, $7,863,538 for Mr. Davis, $6,233,126 for Mr. Sarvananthan, $12,383,850 for Mr. Trujillo, and $100,283 for Ms. Messemer. During the year ended December 31, 2021, the amounts received by our directors and executive officers (and their family members and investment vehicles) were $90,922,769 for Mr. Bonderman, $46,204,811 for Mr. Coulter, $3,156,734 for Mr. Winkelried, $6,491,805 for Mr. Sisitsky, $107,887 for Ms. Vazquez-Ubarri, $2,618,329 for Mr. Murphy, $52,618 for Mr. Berenson, $437,266 for Ms. Harris, $646,715 for Ms. Chorengel, $13,108,016 for Mr. Coslet, $10,619,322 for Mr. Davis, $2,910,258 for Mr. Sarvananthan, $8,315,900 for Mr. Trujillo, and $1,996,009 for Ms. Messemer.
The side-by-side investments are facilitated, as an administrative convenience, by TPG GP Services, L.P. (“GP Services”), an entity indirectly owned by Messrs. Bonderman and Coulter. GP Services, as agent on behalf and for the benefit of certain of our current and former professionals (the “participating individuals”), maintains accounts at one or more third-party insured depository institutions (“GP Services Account”) where it holds, as agent on behalf and for the benefit of the participating individuals, funds received as distributions from, or otherwise related to, the side-by-side investments, TPG Partner Holdings, or from other TPG investment vehicles including distributions of performance allocations. GP Services also advances funds to TPG entities (which may include certain TPG funds, as well as related coinvestment and investment aggregator vehicles) that correspond to the expected capital commitments of the participating individuals in the side-by-side investments or other TPG investment vehicles. GP Services funds these advances as loans using cash on hand (which may include funds held by GP Services as agent in a GP Services Account) or by drawing on the GP Services Credit Facility. Following expiration of the participating individuals’ funding period for the applicable TPG entity, if there remains a residual loan amount which the affiliated TPG entity is unable to repay to GP Services, GP Services may, in its sole discretion: (i) extend the maturity date of the affiliated TPG entity’s repayment obligation under the loan; (ii) make a new loan to the affiliated TPG entity in the amount of the shortfall; or (iii) forgive all or part of the affiliated TPG entity’s repayment obligation under the loan. GP Services also administers the Co-Invest Leverage Facility, which provides loans from an unaffiliated bank to eligible participating individuals that can be used to fund on a long term basis a participant’s capital commitment to his or her side-by-side investment.

Controlled Company Status and Director Independence
Our Class A common stock is listed on Nasdaq and, as a result, we are subject to its corporate governance listing standards. Until the Sunset, the Control Group will select the nominees, and the Company will nominate such nominees, to our board of directors and our Executive Committee in accordance with the GP LLC limited liability company agreement. The Control Group also has the ability to elect the members of our board of directors by virtue of GP LLC’s voting power over the substantial majority of our Class B common stock until the Sunset. The Control Group, therefore, has a significant influence over our governance. Accordingly, we utilize and intend to continue to utilize certain of the “controlled company” exemptions available under the corporate governance rules of Nasdaq. As a result, until the Sunset (subject to applicable phase-in rules following such time) we are not required to have a majority of independent directors on our board of directors as defined under the rules of Nasdaq nor are we required to have fully independent compensation and nominating and corporate governance committees, although we intend to have a fully independent compensation committee at all times. The “controlled company” exemption does not modify the independence requirements for the Audit Committee, and we comply with and intend to continue to comply with the requirements of the Sarbanes-Oxley Act and Nasdaq, which require that our Audit Committee be composed of at least three members, one of whom must be independent upon the listing of our Class A common stock, a majority of whom must be independent within 90 days of listing and each of whom must be independent within one year of listing. Our board of directors is composed of twelve directors, two of whom are independent under applicable Nasdaq rules.
The Sunset will occur on the date that a majority of the independent directors are elected at the first annual meeting of stockholders (or pursuant to a consent of stockholders in lieu thereof) after the earlier of (i) the earliest date specified in a notice delivered to the Company by GP LLC and its members pursuant to that certain GP LLC limited liability company agreement promptly following the earliest of: (a) the date that is three months after the date that neither Founder continues to be a member of GP LLC, (b) a vote of GP LLC to trigger the Sunset and (c) upon 60-days advance notice, the date determined by either Founder who is then a member of the Control Group to trigger the Sunset, if, following a period of at least 60 days, the requisite parties are unable to agree on the renewal of Mr. Winkelried’s employment agreement or the selection of a new CEO in the event that Mr. Winkelried ceases to serve as our CEO, and (ii) the first day of the quarter immediately following the fifth anniversary of the IPO. Consistent with the terms of the Sunset, it is expected that the Control Group will be our controlling stockholder until immediately after the initial election of a majority of the independent directors in connection with the Sunset. In connection with the Sunset, it is expected that our board of directors will be expanded, a majority of the directors will be independent, and a compensation committee and a nominating and corporate governance committee, each composed entirely of independent directors will be established or reconstituted, subject to the controlled company “phase-in” period permitted under Nasdaq rules. Following the Sunset, we will no longer be considered a “controlled company” under Nasdaq rules.

Item 14. Principal Accounting Fees and Services
The following tables summarize the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2021
	TPG Inc.	TPG Entities, Principally Fund and Corporate Related (c)	TPG Funds, Transaction Related (d)	Total

	($ in thousands)
Audit Fees
Base Audit	$4,230	$2,286	—	$6,516
IPO Related	3,797	—	—	3,797
Total Audit Fees (a)	8,027	2,286	—	10,313

Audit-Related Fees	—	57	26,144	26,201

Tax Fees
Tax Compliance	—	46,466	—	46,466
Tax Advisory	1,500	6,282	2,336	10,118
Total Tax Fees (b)	1,500	52,748	2,336	56,584

All Other Fees	—	—	—	—
Total Fees	$9,527	$55,091	$28,480	$93,098
(a)Audit Fees consisted of fees for (1) the audits of our consolidated financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation, (2) reviews of the interim condensed consolidated financial statements included in our quarterly reports on 10-Q, and (3) services provided in connection with our IPO.
(b)Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)The Deloitte Entities also provide audit, audit-related and tax services (primarily tax compliance and related services) to certain TPG Funds and other corporate entities. Included in the total fees for this column is $41,761 of tax fees attributable to and paid by the limited partners of the respective TPG Funds.
(d)Audit-Related and Tax Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by TPG in its capacity as the general partner. This amount includes $22,563 related to acquisitions of portfolio companies that were completed and $5,917 related to transactions that were in process at December 31, 2021 or were not completed. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.
Our audit committee charter, which is available on our website at https://shareholders.tpg.com/ under “Corporate Governance,” requires the Audit Committee to approve in advance all audit and non-audit related services to be provided by our independent registered public accounting firm in accordance with the audit and non-audit related services pre-

approval policy. All services reported in the Audit, Audit-Related, Tax and All Other Fees categories above were approved by the Audit Committee.

	Year Ended December 31, 2020
	TPG Inc.	TPG Entities, Principally Fund and Corporate Related (c)	TPG Funds, Transaction Related (d)	Total

	($ in thousands)
Audit Fees (a)	$4,204	$2,145	$—	$6,349

Audit-Related Fees	—	62	20,570	20,632

Tax Fees
Tax Compliance	—	41,873	—	41,873
Tax Advisory	—	5,891	2,286	8,177
Total Tax Fees (b)	—	47,764	2,286	50,050

All Other Fees	—	—	—	—
Total Fees	$4,204	$49,971	$22,856	$77,031
(a)Audit Fees consisted of fees for (1) the audits of our consolidated financial statements and services attendant to, or required by, statute or regulation, and (2) reviews of the interim condensed consolidated financial statements.
(b)Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.
(c)The Deloitte Entities also provide audit, audit-related and tax services (primarily tax compliance and related services) to certain TPG Funds and other corporate entities. Included in the total fees for this column is $41,224 of tax fees attributable and paid by the limited partners of the respective TPG Funds.
(d)Audit-Related and Tax Fees included merger and acquisition due diligence services provided in connection with potential acquisitions of portfolio companies for investment purposes primarily to certain private equity and real estate funds managed by TPG in its capacity as the general partner. This amount includes $11,528 related to acquisitions of portfolio companies that were completed and $11,328 related to transactions that were in process at December 31, 2020 or were not completed. In addition, the Deloitte Entities provide audit, audit-related, tax and other services to the portfolio companies, which are approved directly by the portfolio company’s management and are not included in the amounts presented here.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this annual report.
1. Financial Statements:
See Item 8 above.
2. Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits:
Exhibits are included below.

Exhibit No.	Description
3.1*	Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 001-41222), filed on January 13, 2022).
3.2*	Bylaws of TPG Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 001-41222), filed on January 13, 2022).
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group I, L.P., dated as of January 12, 2022, among TPG Holdings I-A, LLC and the limited partners of TPG Operating Group I, L.P. party thereto.

10.2
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group II, L.P., dated as of January 12, 2022, among TPG Holdings II-A, LLC and the limited partners of TPG Operating Group II, L.P. party thereto.

10.3
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group III, L.P., dated as of January 12, 2022, among TPG Holdings III-A, L.P. and the limited partners of TPG Operating Group III, L.P. party thereto.

10.4*
Indenture, dated as of May 9, 2018 and Amended as of October 1, 2019 between TPG Holdings I FinanceCo, L.P., TPG Holdings II FinanceCo, L.P., TPG Holdings III FinanceCo, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.5*
Fourth Amendment Agreement in respect of the Fourth Amended and Restated Credit Agreement, dated as of November 19, 2021 among TPG Holdings, L.P., acting through its general partner, TPG Group Advisors (Cayman), Inc., guarantors, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021)

10.6*
Credit Agreement, dated as of December 2, 2021, among TPG Holdings II, L.P., as borrower, TPG Holdings I, L.P., TPG Holdings II Sub, L.P., TPG Holdings III, L.P., as guarantors, the lenders party thereto, Wells Fargo Bank, N.A., as administrative agent, and Wells Fargo Securities LLC, as lead arranger and bookrunner (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.7
Reorganization Agreement, dated as of December 31, 2021, among TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P., TPG Group Advisors (Cayman), Inc., TPG Group Advisors (Cayman), LLC, TPG Partner Holdings Advisors, Inc., TPG Group Holdings (SBS) Advisors, Inc., TPG Group Holdings (SBS) Advisors, LLC, David Bonderman, James G. Coulter, Jon Winkelried and TPG GP A, LLC.

10.8
Tax Receivable Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto.

10.9
Exchange Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto.

10.10
Investor Rights Agreement, dated as of January 12, 2022, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG Group Holdings (SBS), L.P., TPG New Holdings, LLC, TPG Partner Holdings, L.P. and each of the other persons party thereto.

10.11	Administrative Services Agreement, dated as of December 31, 2021, between TPG Global, LLC and Tarrant Remain Co GP, LLC.
10.12
Performance Earnings Agreement, dated as of December 31, 2021, among Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., Tarrant Remain Co III, L.P., TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P. and TPG Partners, LLC.

10.13
Master Contribution Agreement, dated as of December 31, 2021, among TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P., Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., Tarrant Remain Co III, L.P. and each of the other persons party thereto.

10.14*	Form of Strategic Investor Transfer Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).
10.15†	Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc. and Jon Winkelried.
10.16†	Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and James G. Coulter.
10.17†	Letter Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and David Bonderman.
10.18*†
Letter Agreement, dated as of December 15, 2021, between TPG Global, LLC and Jonathan Coslet (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.19*†
Executive Retention Agreement, dated as of November 13, 2021, between TPG Partner Holdings, L.P. and Kelvin L. Davis (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.20*†	Form of U.S. Offer Letter for TPG Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).
10.21*†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 001-41222), filed on January 13, 2022).
10.22†	Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.23†	Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan.
10.24†	Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.25*†
Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.26*†
Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.27	Amended and Restated Limited Liability Company Agreement of TPG GP A, LLC, dated as of January 12, 2022, among TPG Partners, LLC and the members of TPG GP A, LLC party thereto.
10.28
Founder Exchange Agreement, dated as of January 12, 2022, among David Bonderman, James G. Coulter, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG GP Advisors, Inc., TPG PEP GenPar Advisors, Inc., TPG GP A, LLC, New TPG GP Advisors, Inc., TPG Group Holdings (SBS) Advisors, Inc., TPG Partner Holdings Advisors, Inc. and TPG Inc.

10.29
Founder Net Settlement Agreement, dated as of December 31 2021, among David Bonderman, James G. Coulter, TPG Europe, LLC, TPG Europe II, LLC, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG Global Advisors, LLC, TPG Global, LLC, TPG International, LLC and Tarrant Capital, LLC.

10.30†	Independent Director Compensation Policy
14.1	TPG Inc. Code of Conduct and Ethics.
21.1	List of subsidiaries
23.1	Consent of Deloitte & Touche LLP as to TPG Partners, LLC.
23.2	Consent of Deloitte & Touche as to TPG Group Holdings (SBS), L.P.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
________________
* Incorporated by reference
† Management compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022	By: /s/ Jon Winkelried
Name: Jon Winkelried
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Bonderman David Bonderman	Founding Partner, Non-Executive Chairman and Director	March 29, 2022

/s/ James G. Coulter James G. Coulter	Founding Partner, Executive Chairman and Director	March 29, 2022

/s/ Jon Winkelried Jon Winkelried	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022

/s/ Jack Weingart Jack Weingart	Chief Financial Officer and Director (Principal Financial Officer)	March 29, 2022

/s/ Martin Davidson Martin Davidson	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2022

/s/ Todd Sisitsky Todd Sisitsky	Director	March 29, 2022

/s/ Anilu Vasquez-Ubarri Anilu Vazquez-Ubarri	Director	March 29, 2022

/s/ Maya Chorengel Maya Chorengel	Director	March 29, 2022

/s/ Jonathan Coslet Jonathan Coslet	Director	March 29, 2022

/s/ Kelvin Davis Kelvin Davis	Director	March 29, 2022

/s/ Ganen Sarvanathan Ganen Sarvananthan	Director	March 29, 2022

/s/ David Trujillo David Trujillo	Director	March 29, 2022

/s/ Mary Cranston Mary Cranston	Director	March 29, 2022

/s/ Deborah M. Messemer Deborah M. Messemer	Director	March 29, 2022