Form 10-Q
period 2022-03-31
TPG Inc.
filed 2022-05-12
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 9, 2022, there were 70,811,664 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 229,652,641 shares of the registrant’s Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected growth, future capital expenditures, fund performance and debt service obligations, such as those contained in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2022, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For the reasons described above, we caution you against relying on any forward-looking statements, which should also be read in conjunction with the other cautionary statements that are included elsewhere in this report. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Website and Social Media Disclosure
We use our website (www.tpg.com), Rise website (https://therisefund.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), LinkedIn (https://www.linkedin.com/company/tpg-capital), Twitter (https://twitter.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
TERMS USED IN THIS REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“TPG,” “the Company,” “we,” “our,” and “us,” or like terms, refer to TPG Inc. and its consolidated subsidiaries taken as a whole.
•“Class A common stock” refers to Class A common stock of TPG Inc., which entitles the holder to one vote per share. When we use the term “Class A common stock” in this Quarterly Report on Form 10-Q, we are referring exclusively to such voting Class A common stock and not to “nonvoting Class A common stock.”
•“Class B common stock” refers to Class B common stock of TPG Inc., which entitles the holder to ten votes per share until the Sunset (as defined in our certificate of incorporation) but carries no economic rights.
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
•“Founders” refers to David Bonderman and James G. (“Jim”) Coulter.
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
•“TPG Partner Vehicles” refers to, collectively, the vehicles through which the Founders and current and former TPG partners (including such persons’ related entities and estate planning vehicles) hold their equity in the TPG Operating Group, including TPG Group Holdings and TPG Partner Holdings.
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,454,619	$972,729
Restricted cash (1)	13,135	13,135
Due from affiliates	207,819	185,321
Investments (includes assets pledged of $497,971 and $492,276 as of March 31, 2022 and December 31, 2021, respectively (1))	6,347,314	6,109,046
Other assets	630,652	657,317
Assets of consolidated TPG Funds and Public SPACs (1):
Cash and cash equivalents	9,494	5,371
Assets held in Trust Accounts	1,000,056	1,000,027
Other assets	1,238	19,067
Total assets	$9,664,327	$8,962,013

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$186,750	$134,351
Due to affiliates	244,119	826,999
Secured borrowings, net (1)	245,028	244,950
Senior unsecured term loan	198,944	199,494
Accrued performance allocation compensation	4,074,727	—
Other liabilities	241,375	238,246
Liabilities of consolidated TPG Funds and Public SPACs (1):
Derivative liabilities	10,391	13,048
Deferred underwriting	35,000	35,000
Other liabilities	2,652	8,484
Total liabilities	5,238,986	1,700,572

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs (1)	1,000,056	1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,070,565 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	79	—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	479,854	—
Retained earnings	41,257	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,903,865	4,654,821
Total equity	3,425,285	6,261,414
Total liabilities, redeemable equity and equity	$9,664,327	$8,962,013
________________
(1)The Company’s consolidated total assets and liabilities as of March 31, 2022 and December 31, 2021 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Note 7 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Fees and other	$273,005	$210,155
Capital allocation-based income	837,705	994,578
Total revenues	1,110,710	1,204,733

Expenses
Compensation and benefits:
Cash-based compensation and benefits	116,359	127,981
Equity-based compensation	185,911	—
Performance allocation compensation	523,138	—
Total compensation and benefits	825,408	127,981
General, administrative and other	102,264	53,130
Depreciation and amortization	8,699	1,364
Interest expense (includes affiliates of $12 and $0 as of March 31, 2022 and 2021, respectively)	4,638	3,921
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	192
Other	1,523	8,058
Total expenses	942,532	194,646

Investment income
Income from investments:
Net gains from investment activities	6,643	72,404
Interest, dividends and other (includes affiliates of $184 and $835 as of March 31, 2022 and 2021, respectively)	204	979
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	—	(7,616)
Unrealized gains on derivative liabilities	2,657	87,600
Interest, dividends and other (includes affiliates of $0 and $4 as of March 31, 2022 and 2021, respectively)	126	988
Total investment income	9,630	154,355
Income before income taxes	177,808	1,164,442
Income tax expense	15,004	3,128
Net income	162,804	1,161,314
Net (loss) income attributable to redeemable equity in Public SPACs prior to IPO	(517)	63,558
Net loss attributable to non-controlling interests in consolidated TPG Funds prior to IPO	—	(5,736)
Net income attributable to other non-controlling interests prior to IPO	966	589,311
Net income attributable to TPG Group Holdings prior to IPO	5,256	514,181
Net income attributable to redeemable equity in Public SPACs	1,823	—
Net loss attributable to non-controlling interests in TPG Operating Group	(4,912)	—
Net income attributable to other non-controlling interests	118,904	—
Net income attributable to TPG Inc. subsequent to IPO	$41,284	$—
Net income per share data:
Net income available to Class A common stock per share
Basic	$0.52	$—
Diluted	$0.11	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,240,057	—
Diluted	308,892,698	—
See accompanying notes to condensed consolidated financial statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2021	$1,606,593	—	—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
Net income prior to Reorganization and IPO	5,256	—	—	—	—	—	—	—	966	6,222
Change in redemption value of redeemable non-controlling interest prior to Reorganization and IPO	(110)	—	—	—	—	—	—	—	(407)	(517)
Effect of Reorganization and purchase of units in the Partnership	(1,611,739)	48,984,961	229,652,641	49	230	271,780	(27)	272,032	1,341,603	1,896
Issuance of common stock in IPO, net of underwriting discount and issuance costs	—	28,310,194	—	28	—	784,611	—	784,639	(25,426)	759,213
Purchase of Partnership Interests with IPO proceeds	—	—	—	—	—	—	—	—	(379,597)	(379,597)
Issuance of common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	1,775,410	—	2	—	49,754	—	49,756	—	49,756
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	(654,129)	—	(654,129)	654,129	—
Acquisition of NewQuest	—	—	—	—	—	33,584	—	33,584	(33,584)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(13,232)	—	(13,232)	—	(13,232)
Liability-based performance allocation compensation	—	—	—	—	—	—	—	—	(3,525,767)	(3,525,767)
Net income subsequent to Reorganization and IPO	—	—	—	—	—	—	41,284	41,284	113,992	155,276
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	7,627	—	7,627	182,835	190,462
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	—
Capital distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	(82,345)	(82,345)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	(141)	—	(141)	2,645	2,504
Balance at March 31, 2022	$—	79,070,565	229,652,641	$79	$230	$479,854	$41,257	$521,420	$2,903,865	$3,425,285

See accompanying notes to condensed consolidated financial statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2020	$2,460,868	—	—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702
Net income	514,181	—	—	—	—	—	—	—	583,575	1,097,756
Change in redemption value of redeemable non-controlling interest	23,614	—	—	—	—	—	—	—	39,932	63,546
Capital contributions	—	—	—	—	—	—	—	—	1,082	1,082
Capital distributions	(67,530)	—	—	—	—	—	—	—	(80,188)	(147,718)
Balance at March 31, 2021	$2,931,133	—	—	$—	$—	$—	$—	$—	$2,804,235	$5,735,368
See accompanying notes to condensed consolidated financial statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$162,804	$1,161,314
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	185,911	—
Performance allocation compensation	523,138	—
Gains from investment activities	(6,643)	(72,404)
Capital allocation-based income	(837,705)	(994,578)
Other non-cash amounts	16,565	7,469
Net gains from investment activities of consolidated TPG Funds and Public SPACs	(2,657)	(79,983)
Changes in operating assets and liabilities:
Purchases of investments	(25,297)	(23,827)
Proceeds from investments	662,481	168,201
Due from affiliates	(53,802)	(29,446)
Other assets	(25,514)	(5,157)
Accounts payable and accrued expenses	74,402	81,327
Due to affiliates	37,420	27,361
Accrued performance allocation compensation	(2,599)	—
Other liabilities	(3,457)	(2,604)
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	—	(94,565)
Proceeds from investments	—	85,511
Cash and cash equivalents	(4,123)	(5,917)
Assets held in Trust Accounts	(29)	(12)
Other assets	17,830	15,026
Other liabilities	(5,123)	3,074
Net cash provided by operating activities	713,602	240,790

Investing activities:
Repayments of notes receivable from affiliates	14,616	147
Advances on notes receivable from affiliates	(14,000)	(8,930)
Purchases of fixed assets	(1,252)	112
Net cash used in investing activities	(636)	(8,671)

Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	770,865	—
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	49,756	—
Purchase of partnership interests with IPO proceeds	(379,597)	—
Reorganization activities	2,124	—
Proceeds from subordinated credit facility	30,000	—
Repayments of subordinated credit facility	(30,000)	—
Contributions from holders of other non-controlling interests	—	1,028
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	(318,942)	(167,225)
Distributions to partners prior to Reorganization and IPO	(355,282)	(192,929)
Changes related to TPG Funds and Public SPACs:
Contributions from holders of non-controlling interests	—	54
Distributions to holders of non-controlling interests	—	(2,024)
Net cash used in financing activities	$(231,076)	$(361,096)
See accompanying notes to condensed consolidated financial statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Three Months Ended March 31,
	2022	2021
Net change in cash, cash equivalents and restricted cash	$481,890	$(128,977)
Cash, cash equivalents and restricted cash, beginning of period	985,864	871,355
Cash, cash equivalents and restricted cash, end of period	$1,467,754	$742,378

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,039	$3,198
Cash paid for interest	32	249
Supplemental disclosures of non-cash operating activities:
Proceeds receivable on sale of investments	—	(1,949)
Supplemental disclosures of non-cash investing and financing activities:
Accrued deferred underwriting and offering costs	11,652	—
Distributions payable to partners	—	66,054
Distributions payable to holders of other non-controlling interests	82,345	98,706
Distributions payable to holders of non-controlling interests in consolidated funds	—	1,037
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,454,619	$729,242
Restricted cash	13,135	13,136
Cash, cash equivalents and restricted cash, end of period	$1,467,754	$742,378

See accompanying notes to condensed consolidated financial statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Organization
TPG Inc., along with its consolidated subsidiaries (collectively “TPG,” or the “Company”) is a leading global alternative asset manager on behalf of third-party investors under the “TPG” brand name whose predecessor was founded in 1992. TPG Inc. includes the consolidated accounts of management companies, general partners of pooled investment entities and Special Purpose Acquisition Companies (“Public SPACs” and/or “SPACs”), which are held in one of three holding companies (TPG Operating Group I, L.P., TPG Operating Group II, L.P. and TPG Operating Group III, L.P.) (collectively the “TPG Operating Group”).
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant RemainCo I, L.P., Tarrant RemainCo II, L.P., and Tarrant RemainCo III, L.P. (collectively “RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group. Following the transfer of certain assets, the Company deconsolidated certain TPG Funds as of December 31, 2021 as the Company is no longer their primary beneficiary.
On January 12, 2022, the following steps were completed:
•TPG Group Holdings, the TPG Operating Group, and TPG Partners, LLC completed the remaining steps of the planned Reorganization. The TPG Operating Group created Common Units and issued them to the Company and the other non-controlling interest holders of the TPG Operating Group. Immediately following the Reorganization, the TPG Operating Group and its subsidiaries are controlled by the same parties and as such, the Reorganization is a transfer of interests under common control. Accordingly, the Company will carry forward the existing value of the members’ interests in the assets and liabilities in these Condensed Consolidated Financial Statements prior to the IPO into the financial statements following the IPO.
•TPG Partners, LLC changed its name to TPG Inc. and converted to a corporation.
•TPG Inc. offered 33,900,000 shares of Class A common stock at a price of $29.50 per share, including 5,589,806 shares sold by a non-controlling interest holder of the TPG Operating Group, in the IPO. Additionally, certain Pre-IPO Investors exchanged their interests in the TPG Operating Group for interests in TPG Inc. totaling 35,136,254 Class A voting and 8,258,901 Class A non-voting common stock. The IPO closed on January 18, 2022, and TPG Inc. received proceeds totaling $770.9 million, net of $41.8 million in underwriting discounts and commissions, as well as $22.5 million of issuance costs. Proceeds of $379.6 million were used to repurchase Common Units of the TPG Operating Group from certain existing non-controlling interest holders, acquire newly issued Common Units of the TPG Operating Group and the remaining net proceeds are available for general corporate purposes. As a result of the Reorganization and IPO, TPG Inc. only holds Common Units of the TPG Operating Group.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. Accordingly, these interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2022. These interim Condensed Consolidated Financial Statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited Consolidated Financial Statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
The Condensed Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group (formerly known as “the Holdings Companies”) and their consolidated subsidiaries, TPG’s management companies, the general partners of TPG Funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.

The prior period financial statements present the consolidated accounts of TPG Group Holdings, which is considered the predecessor for accounting purposes. Following the completion of our IPO, TPG Inc. is the successor for accounting purposes.
Prior to the Reorganization and IPO described within the Company’s Form 10-K for the year ended December 31, 2021, the Company’s predecessor consolidated certain TPG Funds and Public SPACs (herein referred to as “consolidated TPG Funds and Public SPACs”) pursuant to U.S. GAAP, as the Company’s predecessor was considered the primary beneficiary. Following the Reorganization and IPO, the Company no longer has a controlling financial interest in certain TPG Funds and continues to have a controlling financial interest in Public SPACs. Public SPACs are consolidated pursuant to U.S. GAAP. Consequently, the accompanying Condensed Consolidated Financial Statements include the assets, liabilities, revenues, expenses and cash flows of such certain consolidated Public SPACs. The ownership interest in certain TPG Funds held by entities or persons outside of TPG are reflected as other non-controlling interests in the accompanying Condensed Consolidated Financial Statements for fiscal years beginning prior to January 1, 2022. All of the management fees, performance allocations and other amounts earned from the consolidated TPG Funds and Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated TPG Funds and Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc., its predecessor, or net income attributable to other non-controlling interests. TPG Funds’ investments (the “Portfolio Companies”) are considered affiliates due to the nature of the Company’s ownership interests.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues, expenses, and investment income during the reporting periods. Actual results could differ from those estimates and such differences could be material to the Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

COVID-19 and Global Economic and Market Conditions
The COVID-19 pandemic has caused significant economic dislocation that has affected, and may continue to affect, the business, financial condition, and results of operations of the Company. While many of the initial restrictions in the United States have been relaxed or removed, the risk of future outbreaks of COVID-19, or variants thereof, or of other public health crises remain. Further, certain public health restrictions remain in place and lifted restrictions may be reimposed to mitigate risks to public health. In 2021, the global economy began reopening, facilitating robust economic activity. However, the economic recovery is only partially underway and has been gradual, uneven and characterized by meaningful dispersion across sectors and regions with uncertainty regarding its ultimate length and trajectory. Further, the emergence of COVID-19 variants and related surges in cases have resulted in setbacks to the recovery, and subsequent surges could lead to renewed restrictions. Many public health experts believe that COVID-19 could persist or reoccur for years, and even if the lethality of the virus declines, such reoccurrence could trigger increased restrictions on business operations.
The continued rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on financial market and economic conditions. The estimates and assumptions underlying these Condensed Consolidated Financial Statements are based on the information available as of March 31, 2022 for the current period and as of December 31, 2021, as applicable. The estimates and assumptions include judgments about financial market and economic conditions which have changed, and may continue to change, over time.
Principles of Consolidation
The types of entities TPG assesses for consolidation include subsidiaries, management companies, broker-dealers, general partners of investment funds, investment funds, SPACs and other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Investments
Investments consist of investments in private equity funds, real estate funds, hedge funds, credit funds, including our share of any performance allocations and equity method and other proprietary investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Condensed Consolidated Statements of Operations.
Equity Method – Performance Allocations and Capital Interests
Investments in which the Company is deemed to have significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. The Company as general partner has significant influence over the TPG Funds in which it invests but does not consolidate. The Company uses the equity method of accounting for these interests whereby it records both its proportionate and disproportionate allocation of the underlying profits or losses of these entities in revenues in the accompanying Condensed Consolidated Financial Statements. The carrying amounts of equity method investments are included in investments in the Condensed Consolidated Financial Statements. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as an impairment when the loss is deemed other than temporary.
The TPG Funds are considered investment companies under ASC 946, Financial Services – Investment Companies (“ASC 946”). The Company, along with the TPG Funds, applies the specialized accounting promulgated in ASC 946 and, as such, neither the Company nor the TPG Funds consolidate wholly-owned, majority-owned and/or controlled Portfolio Companies nor do they record minority investments. The TPG Funds record all investments in the Portfolio Companies at fair value. Investments in publicly traded securities are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment.
When observable prices are not available for investments, the general partners use the market and income approaches to determine fair value. The market approach consists of utilizing observable market data, such as current trading or acquisition multiples of comparable companies, and applying it to key financial metrics, such as earnings before interest, depreciation and taxes, of the Portfolio Company. The comparability of the identified set of comparable companies to the Portfolio Company, among other factors, is considered in the application of the market approach.
The general partners, depending on the type of investment or stage of the Portfolio Company’s lifecycle, may also utilize a discounted cash flow analysis, an income approach, in combination with the market approach in determining fair value of investments. The income approach involves discounting projected cash flows of the Portfolio Company at a rate commensurate with the level of risk associated with those cash flows. In accordance with ASC 820, Fair Value Measurement (“ASC 820”) market participant assumptions are used in the determination of the discount rate.
In applying valuation techniques used in the determination of fair value, the general partners assume a reasonable period of time for liquidation of the investment and take into consideration the financial condition and operating results of the underlying Portfolio Company, the nature of the investment, restrictions on marketability, market conditions, foreign currency exposures and other factors. In determining the fair value of investments, the general partners exercise significant judgment and use the best information available as of the measurement date. Due to the inherent uncertainty of valuations, the fair values reflected in the accompanying Condensed Consolidated Financial Statements may differ materially from

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

values that would have been used had a readily available market existed for such investments and may differ materially from the values that may ultimately be realized.
The carrying value of investments classified as Equity Method - Performance Allocations and Capital Interests approximates fair value, because the underlying investments of the unconsolidated TPG Funds are reported at fair value.
Equity Method Investments – Other
The Company holds non-controlling, limited partnership interests in certain other partnerships in which it has significant influence over their operations. The Company uses the equity method of accounting for these interests whereby it records its proportionate share of the underlying income or losses of these entities in net gains (losses) from investment activities in the accompanying Condensed Consolidated Financial Statements. The carrying amounts of equity method investments are included in investments in the Condensed Consolidated Financial Statements. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as an impairment when the loss is deemed other than temporary and recorded in net gains (losses) from investment activities within the Condensed Consolidated Financial Statements.
Equity Method – Fair Value Option
The Company elects the fair value option for certain investments that would otherwise be accounted for using the equity method of accounting. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. The fair value of such investments is based on quoted prices in an active market. Changes in the fair value of these equity method investments are recognized in net gains (losses) from investment activities in the Condensed Consolidated Financial Statements.
Equity Investments
The Company holds non-controlling ownership interests in which it does not have significant influence over their operations. The Company records such investments at fair value when there is a readily determinable fair value. For certain nonpublic partnerships without readily determinable fair values, the Company has elected to measure those investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Impairment is evaluated when significant changes occur that may impact the investee in an adverse manner. Impairment, if any, is recognized in net gains (losses) from investment activities in the Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Non-Controlling Interests
Non-Controlling Interests consists of ownership interests held by third-party investors in certain entities that are consolidated, but not 100% owned. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the Condensed Consolidated Financial Statements. Allocation of income to non-controlling interest holders is based on the respective entities’ governing documents.
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended
	2022	2021
Management fees	$204,808	$153,929
Fee Credits	(8,328)	(1,538)
Monitoring fees	4,001	4,856
Transaction fees	29,209	20,158
Incentive fees	—	2,366
Expense reimbursements and other	43,315	30,384
Total fees and other	273,005	210,155

Performance allocations	799,958	946,134
Capital interests	37,747	48,444
Total capital allocation-based income	837,705	994,578

Total revenues	$1,110,710	$1,204,733

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fees and Other
Fees and other are accounted for as contracts with customers under Accounting Standard Codification (“ASC”) (Topic 606): Revenue from Contracts with Customers (“ASC 606”). The guidance for contracts with customers provides a five-step framework that requires the Company to (a) identify the contract with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract and (e) recognize revenue when the Company satisfies its performance obligations. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts (b)
Management Fees	TPG Funds and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets - other
Incentive Fees	TPG Funds and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG Funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time.	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
_________________
(a)There were no significant judgements made in evaluating when a customer obtains control of the promised service for performance obligations satisfied at a point in time.
(b)See Note 10 for amounts classified in due from affiliates.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Fee Credits
Under the terms of the management agreements with certain TPG Funds, the Company is required to share with such funds an agreed upon percentage of certain fees, including monitoring and transaction fees earned from Portfolio Companies ("Fee Credits"). Investment funds earn Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund's investment in the portfolio company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with reimbursements of specialized operational services associated with providing specialized operations and consulting services to the funds and portfolio companies. Fee Credits are recognized and owed to investment funds concurrently with the recognition of monitoring fees and transaction fees. Since Fee Credits are payable to investment funds, amounts owed are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee Credits are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. Fee Credits owed to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10.
Incentive Fees
The Company provides investment management services to certain TPG funds and other vehicles in exchange for a management fee as discussed above and, in some cases an incentive fee when the Company is not entitled to performance allocations, as further discussed below. Incentive fees are considered variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of the measurement period when the performance-based incentive fees become fixed and determinable. After the contract is established, there are no significant judgments made when determining the transaction price.
Expense Reimbursements and Other
In providing investment management and advisory services to TPG funds and monitoring services to the Portfolio Companies, TPG routinely contracts for services from third parties. In situations where the Company is viewed, for accounting purposes only, as having incurred these third-party costs on behalf of the TPG Funds or Portfolio Companies, the cost of such services are presented net as a reduction of the Company’s revenues. In all other situations, the expenses and related reimbursements associated with these services are presented on a gross basis, which are classified as part of the Company’s expenses and reimbursements of such costs are classified as expense reimbursements within revenues in the Condensed Consolidated Financial Statements. After the contract is established, there are no significant judgments made when determining the transaction price.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Capital Allocation-Based Income
Capital allocation-based income is earned from the TPG Funds when the Company has a general partner’s capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as “performance allocations”). The Company records capital allocation-based income under the equity method of accounting assuming the fund was liquidated as of each reporting date pursuant to each TPG Fund's governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606.
Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, the Company’s economics in the entity do not involve an allocation of capital. See discussion above regarding “Incentive Fees”.
Performance allocations are allocated to the general partner based on cumulative fund performance as of each reporting date, and after specified investment returns to the funds' limited partners are achieved. At the end of each reporting period, the TPG Funds calculate and allocate the performance allocations that would then be due to the general partner for each TPG Fund, pursuant to the TPG Fund governing agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments (and the investment returns to the funds’ limited partners) varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (a) positive performance resulting in an increase in the performance allocations allocated to the general partner or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations allocated to the general partner. In each case, performance allocations is calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative recorded.
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG Fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date is reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG Funds is subject to clawback to the extent the performance allocations received by the general partner exceeds the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at March 31, 2022 related to clawback, see Note 12. Revenue related to performance allocations for consolidated TPG Funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies. For the three months ended March 31, 2022 and 2021 over 10% of consolidated revenues were generated in the United States. For the three months ended March 31, 2022, 84%, 3% and 13% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the three months ended March 31, 2021, 67%, 4% and 29% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
Investment Income
Income from equity method investments
The carrying value of equity method investments in proprietary investments where the Company exerts significant influence is generally determined based on the amounts invested, adjusted for the equity in earnings or losses of the investee allocated based on the Company’s ownership percentage, less distributions and any impairment. The Company records its proportionate share of investee’s equity in earnings or losses based on the most recently available financial information, which in certain cases may lag the date of TPG’s financial statements by up to three calendar months. Income

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

from equity method investments is recorded in net gains (losses) from investment activities on the Condensed Consolidated Statements of Operations.
Income from equity method investments for which the fair value option was elected
Income from equity method investments for which the fair value option was elected includes realized gains and losses from the sale of investments, and unrealized gains and losses from changes in the fair value during the period as a result of quoted prices in an active market. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Income from equity method investments for which the fair value option was elected is recorded in net gains (losses) from investment activities on the Condensed Consolidated Statements of Operations.
Income from equity investments
Income from equity investments, which represent investments held through equity securities of an investee that the Company does not hold significant influence over, includes realized gains from the sale of investments and unrealized gains and losses result from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Income from equity investments is recorded in net gains (losses) from investment activities on the Condensed Consolidated Statements of Operations.
Net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs
Net gains (losses) from investment activities includes realized gains and losses from the sale of equity, securities sold and not yet purchased, debt and derivative instruments other than warrants and forward purchase agreements (“FPAs”), and unrealized gains and losses from changes in the fair value of such instruments. Realized gains and losses are recognized on the date the transaction is completed. These instruments are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Net gains from investment activities of consolidated TPG Funds and Public SPACs are recorded in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs on the Condensed Consolidated Statements of Operations.
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
Compensation and Benefits

Cash-based compensation and benefits includes (i) salaries and wages, (ii) benefits and (iii) discretionary cash bonuses. Bonuses are accrued over the service period to which they relate.

Compensation expense related to the issuance of equity-based awards is measured at fair value on the grant date. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. Compensation expense for awards that contain market and service conditions is based on grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized on a tranche by tranche basis using the accelerated attribution method. The requisite service period for those awards is the longer of the explicit service period and

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the derived service period. The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.

Prior to the IPO, all performance allocation payments in the form of legal form equity made to the Company’s partners were paid pro rata based on ownership percentages in the underlying investment partnership and accounted for as distributions on the equity held by such partners during such period. For the period in the three months ended March 31, 2022 prior to the IPO, there were no performance allocations earned, allocated or distributed. Performance allocation compensation expense and accrued performance allocation compensation is the portion of performance allocations that TPG allocates to certain of its employees and certain other advisors of the Company. Performance allocations due to our partners and professionals are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and, until paid, are recognized as accrued performance allocation compensation. Accordingly, upon a reversal of performance allocations, the related compensation expense, if any, is also reversed.
Net Income (Loss) Per Share of Class A Common Stock
Basic Income (Loss) Per Share of Class A Common Stock is calculated by dividing Net Income (Loss) Attributable to TPG Inc. by the weighted-average shares of Class A common stock, unvested participating shares of Class A common stock outstanding for the period and vested deferred restricted shares of Class A common stock that have been earned for which issuance of the related shares of Class A common stock is deferred until future periods. Diluted Income (Loss) Per Share of Class A Common Stock reflects the impact of all dilutive securities. Unvested participating shares of common stock are excluded from the computation in periods of loss as they are not contractually obligated to share in losses.
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units. The Company applies the if-converted method to the TPG Operating Group partnership units to determine the dilutive impact, if any, of the exchange right included in the TPG Operating Group partnership units.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on deposit with banks and other short-term investments with an initial maturity of 90 days or less. Restricted cash balances relate to cash balances reserved for the payment of interest on the Company’s secured borrowings.
Cash and Cash Equivalents Held by Consolidated Public SPACs
Cash and cash equivalents held by consolidated Public SPACs represent cash and cash equivalents that are held by consolidated Public SPACs and not available to fund the general liquidity needs of the Company.
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated Public SPACs have been deposited into trust accounts (“Trust Accounts”) and may only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Condensed Consolidated Statements of Financial Condition.
As of March 31, 2022 and December 31, 2021, AfterNext HealthTech ("AFTR") and TPG PACE Beneficial II ("YTPG") assets held in the Trust Accounts were deposited into a non-interest-bearing U.S. based trust account.
As of March 31, 2022 and December 31, 2021, TPG PACE Beneficial Finance ("TPGY") assets held in the Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivative Liabilities of Public SPACs
Financial derivative assets and liabilities related to our consolidated Public SPACs’ investment activities may consist of the following instruments:
•Warrant liabilities
•Forward purchase agreements
The Company recognizes these derivative instruments as assets or liabilities at fair value in the accompanying Condensed Consolidated Financial Statements. Changes in the fair value of derivative contracts entered into by the Company are included in current period earnings. These derivative contracts are not designated as hedging instruments for accounting purposes.
These derivatives are agreements in which a consolidated Public SPAC and a Counterparty agree to exchange cash flows based on agreed-upon terms. As a result of the derivative transaction, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the applicable Public SPAC only enters into contracts with major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of the derivative instruments. In the normal course of business, the Company incurs commitments and is exposed to risks resulting from its investment and financing transactions, including derivative instruments. The value of a derivative instrument is based upon an underlying instrument. These instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, performance and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies and as such, does not distinguish derivative income or loss from any other category of instruments for financial statement presentation purposes. The leverage inherent in the Company’s derivative instruments increases the sensitivity of the Company’s earnings to market changes. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller. The Company routinely evaluates its contractual arrangements to determine whether embedded derivatives exist. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related, if a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative and if the combined instrument is not measured at fair value through profit or loss.
For derivative contracts where an enforceable master netting agreement is in place, the Company has elected to offset derivative assets and liabilities, as well as cash that may have been received or pledged, as part of collateral arrangements with the respective counterparty in the Condensed Consolidated Financial Statements. The master netting agreements provide the Company and the counterparty the right to liquidate collateral and the right to offset each other’s obligations in the event of default by either party.
The Company’s consolidated Public SPACs may issue public warrants and FPAs in conjunction with their IPO. The Company accounts for warrants and FPAs of the consolidated Public SPAC’s ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet. These warrants and FPAs are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, the warrants and FPAs are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and FPAs are recognized as a non-cash gain or loss on the Condensed Consolidated Statements of Operations.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level I – Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used. The types of investment generally included in Level I are publicly listed equities, debt and securities sold, not yet purchased.
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
Level III investments may include common and preferred equity securities, corporate debt, and other privately issued securities. When observable prices are not available for these securities, one or more valuation techniques (e.g., the market approach and/or the income approach) for which sufficient and reliable data is available are used. Within Level III, the use of the market approach generally consists of using comparable market transactions or other data, while the use of the income approach generally utilizes the net present value of estimated future cash flows, adjusted, as appropriate, for liquidity, credit, market and other risk factors. Due to the inherent uncertainty of these valuations, the fair values reflected in the accompanying Condensed Consolidated Financial Statements may differ materially from values that would have been used had a readily available market for the investments existed and may differ materially from the values that may ultimately be realized. The period of time over which the underlying assets of the investments will be liquidated is unknown.
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, including our Senior Unsecured Term Loan, which qualify as financial instruments under ASC 820,

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

approximates the carrying amounts represented in the Condensed Consolidated Statements of Financial Condition due to their short-term nature and in the case of our Senior Unsecured Term Loan due to its recent issuance in December 2021 and variable rate nature. At March 31, 2022 and December 31, 2021, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $259.2 million and $271.6 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at March 31, 2022 and December 31, 2021.
Due from and Due to Affiliates
The Company considers current and former limited partners of funds and employees, including their related entities, entities controlled by the Company’s Founders but not consolidated by the Company, Portfolio Companies of TPG Funds, and unconsolidated TPG Funds to be affiliates (“Affiliates”). Receivables from and payables to affiliates are recorded at their expected settlement amount in due from and due to affiliates in the Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of 1 to 11 years. Some of those leases include options to extend for additional terms ranging from 2 to 10 years. The Company’s other leases, including those for office equipment, vehicles, and aircrafts, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Statements of Operations.
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
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Condensed Consolidated Statements of Operations (See Note 11).
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
The Company accounts for redeemable equity in accordance with ASC 480-10-S99, Distinguishing Liabilities from Equity, which states redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying gains or losses of the Public SPACs. The Company adjusts the redeemable equity to full redemption value on a quarterly basis.
Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization and the IPO, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes. The provision for income taxes in the historical Condensed Consolidated Statements of Operations consists of U.S. (federal, state and local) and foreign income taxes with respect to certain consolidated subsidiaries.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under ASC 740, Income Taxes, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The realization of deferred tax assets is dependent on the amount of our future taxable income. When evaluating the realizability of deferred tax assets, all evidence (both positive and negative) is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions to U.S. GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. For the three months ended March 31, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will be reevaluating the application each quarter.
Recently Adopted Accounting Guidance
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06 on January 1, 2022 did not have a material impact to its Condensed Consolidated Financial Statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity, in particular, when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU is applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company has no written call options classified in equity and as a result, the adoption of ASU 2021-04 this quarter did not have any impact to its Condensed Consolidated Financial Statements.
3.Acquisition
In January 2022, the Company completed its acquisition of the remaining 33.3% interest in NewQuest Holdings (Cayman) Limited (“NQ Manager”) in exchange for equity interests in the Company, which consisted of 1,638,866 shares of Class A common stock and 1,072,998 Common Units of the TPG Operating Group. All of the granted equity interests are subject to a three-year service vesting condition and as such, will be recognized on a straight-line basis as post-combination compensation expense. The effect of the acquisition was a reallocation of equity between controlling and non-controlling interest of $33.6 million. This transaction was an acquisition under common control in which no gain or loss was recognized.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    Investments
Investments consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Equity method - performance allocations	$5,581,267	$5,366,694
Equity method - capital interests (includes assets pledged of $497,971 and $492,276)	606,552	590,662
Equity method - fair value option	53,901	46,013
Equity method - other	9,168	7,778
Equity investments	96,426	97,899
Total investments	$6,347,314	$6,109,046
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net gains (losses) from investment activities
Net gains of equity method investments, fair value option	$7,888	$—
Net gains of equity method investments - other	228	71,105
Net (losses) gains from equity investments	(1,473)	1,299
Total net gains from investment activities	$6,643	$72,404
Equity Method Investments, Fair Value Option
As of March 31, 2022 and December 31, 2021, the Company held a 9.3% and 9.4% beneficial ownership interest in in Nerdy Inc. (“NRDY”), respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $53.9 million and $46.0 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent the Company’s proprietary equity investments. At March 31, 2022 and December 31, 2021, the Company held equity investments with readily determinable fair values of $96.4 million and $97.9 million, respectively.
As part of the Reorganization described in Note 1, all TPG Funds were deconsolidated as of December 31, 2021, thus we had no gains (losses) from investment activities of consolidated TPG Funds and Public SPACs for the three months ended March 31, 2022. Net losses from investment activities of consolidated TPG Funds and Public SPACs were $7.6 million for the three months ended March 31, 2021.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5.    Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Condensed Consolidated Statements of Financial Condition.
As of March 31, 2022 and December 31, 2021, the fair value of the warrants and FPAs were $10.4 million and $13.0 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants and FPAs as of March 31, 2022 and December 31, 2021.
For the three months ended March 31, 2022 and 2021, the Company recorded unrealized gains on warrants and FPAs totaling $2.7 million and $87.6 million, respectively.
The consolidated Public SPACs’ derivative instruments were as follows (in thousands):

	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments under Subtopic 815-20:
Liability derivatives:
Public warrants	$7,980	$11,662
Forward purchase agreements	2,411	1,386
Derivative liabilities of consolidated entities	$10,391	$13,048
Net gains (losses) on derivative instruments are included in the Condensed Consolidated Statements of Operations as net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs or unrealized gains (losses) on derivative liabilities of consolidated TPG Funds and Public SPACs. The following are net gains recognized on derivative instruments of consolidated TPG Funds and Public SPACs (in thousands):

	Three Months Ended March 31,
	2022	2021
Realized losses, net on total return swaps	$—	$(6,219)
Realized gains, net on foreign currency forwards	—	727
Unrealized losses, net on total return swaps	—	(210)
Unrealized losses, net on foreign currency forwards	—	(88)
Total net losses on derivative instruments from investment activities of consolidated TPG Funds	—	(5,790)
Unrealized gains, net on public warrants	3,682	6,290
Unrealized (losses) gains, net on forward purchase agreements	(1,025)	81,310
Total unrealized gains on derivative instruments of Public SPACs	2,657	87,600
Net gains on derivative instruments	$2,657	$81,810

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities and those non-financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	March 31, 2022
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$53,901	$—	$—	$53,901
Equity investments	96,426	—	—	96,426
Total assets	$150,327	$—	$—	$150,327

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$7,980	$—	$—	$7,980
Forward purchase agreements	—	—	2,411	2,411
Total liabilities	$7,980	$—	$2,411	$10,391

	December 31, 2021
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$46,013	$—	$—	$46,013
Equity investments	97,899	—	—	97,899
Total assets	$143,912	$—	$—	$143,912

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	11,662	—	—	11,662
Forward purchase agreements	—	—	1,386	1,386
Total liabilities	$11,662	$—	$1,386	$13,048
The valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used at March 31, 2022 and December 31, 2021 included a combination of the market approach and income approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2022	2021
Equity security assets
Balance, beginning of period	$—	$12,324
Realized losses, net	—	(11)
Unrealized losses, net	—	(383)
Purchases	—	237
Proceeds	—	2
Balance, end of period	$—	$12,169

Derivative liabilities
Balance, beginning of period	$1,386	$197,539
Unrealized losses (gains), net	1,025	(81,310)
Balance, end of period	$2,411	$116,229
Total realized and unrealized gains and losses recorded for Level III investments are reported in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs and unrealized gains (losses) on derivative liabilities of consolidated TPG Funds and Public SPACs in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about investments categorized in Level III of the fair value hierarchy as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value March 31, 2022	Valuation Technique(s)	Unobservable Input(s) (a)	Range (Weighted Average) (b)

Liabilities
Forward purchase agreements	$2,411	Market comparables	Implied volatility	7.7%
	$2,411
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.    Variable Interest Entities
TPG consolidates VIEs in which it is considered the primary beneficiary as described in Note 2. TPG’s investment strategies differ by TPG Fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated VIEs may only be used to settle obligations of these consolidated VIEs. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three months ended March 31, 2022 and 2021, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
The maximum exposure to loss represents the loss of assets recognized by TPG relating to non-consolidated entities and any amounts due to non-consolidated entities.
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2022	December 31, 2021
Investments (includes assets pledged of $497,971 and $492,276)	$6,187,819	$5,957,356
Due from affiliates	94,023	93,311
VIE-related assets	6,281,842	6,050,667
Potential clawback obligation	1,822,107	1,500,875
Due to affiliates	73,821	36,049
Maximum exposure to loss	$8,177,770	$7,587,591

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

RemainCo Performance Earnings Agreement
In accordance with the TPG Operating Group’s agreement with RemainCo (the “RemainCo Performance Earnings Agreement”), RemainCo is entitled to distributions in respect of performance allocations from TPG Funds as described below. For certain existing TPG Funds that are advanced in their life cycles, which we refer to as the “Excluded Funds,” RemainCo is generally entitled to receive distributions of performance allocations not previously designated for partners and employees or unaffiliated third parties, and the TPG Operating Group is not entitled to further performance allocations from the Excluded Funds. For TPG Funds of a more recent vintage and for future TPG Funds, which we collectively refer to as the “Included Funds,” RemainCo is entitled to a base performance allocation ranging from 10% to 15% (subject to limited exceptions, including TPG Funds acquired in a business combination or formed with meaningful participation by the counterparty of such business combination) depending upon the Included Fund (the “Base Entitlement”).

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance.

Securitization Vehicles
During 2018, certain subsidiaries of the Company issued $200.0 million in privately placed securitization notes. Certain equity interests of these subsidiaries serve as collateral for the notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions. The notes issued by these VIEs are backed by the cash flows related to the Company’s equity method investments (“Participation Rights”) in certain funds. The Company determined that it is the primary beneficiary of the securitization vehicles because (i) its servicing responsibilities for the Participation Rights gives it the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) its variable interests in the VIEs gives the Company the obligation to absorb losses and the right to receive residual returns that could potentially be significant. In 2019, certain subsidiaries of the Company issued an additional $50.0 million in privately placed securitization notes.
The transfer of Participation Rights to the special purpose entities are considered sales for legal purposes. However, the Participation Rights and the related debt remain on the Company’s Condensed Consolidated Statements of Financial Condition. The Company recognizes interest expense on the secured borrowings issued by the special purpose entities.
The Participation Rights of the VIEs, cash and restricted cash serve as the sole source of repayment for the notes issued by these entities. Investors in the notes issued by the VIEs do not have recourse to the Company or to its other assets. Additionally, the Participation Rights and other assets directly held by the VIEs are not available to satisfy the general obligations of the Company.
As the primary beneficiary of these entities, the Company is exposed to credit, interest rate and market risk from the Participation Rights in the VIEs. However, the Company’s exposure to these risks did not change as a result of the transfer of Participation Rights to the VIEs. The Company may also be exposed to interest rate risk arising from the secured notes issued by the VIEs. The secured notes issued by the VIEs are shown on the Company’s Condensed Consolidated Statements of Financial Condition as secured borrowings, net of unamortized issuance costs as of March 31, 2022 and December 31, 2021 of $5.0 million and $5.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$52,212	$24,719
Restricted cash	13,135	13,135
Participation rights receivable (a)	497,971	492,276
Due from affiliates	381	1,146
Total assets	$563,699	$531,276

Accrued interest	$3,450	$191
Due to affiliates and other	34,095	22,470
Secured borrowings, net	245,028	244,950
Total liabilities	$282,573	$267,611
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8.    Credit Facilities
Senior Unsecured Term loan
In December 2021, the Company entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. As of March 31, 2022 and December 31, 2021, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. During the three months ended March 31, 2022, the Company incurred interest expense of $0.6 million on the Senior Unsecured Term Loan.
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
During the three months ended March 31, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at March 31, 2022. During the year ended December 31, 2021, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, leaving a zero balance at December 31, 2021.
During the three months ended March 31, 2022, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of $0.1 million. During the three months ended March 31, 2021, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of less than $0.1 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Secured Borrowings
The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company will pay additional interest equal to 4.00% per annum. Interest expense related to tranche A and tranche B secured borrowings for each of the three months ended March 31, 2022 and 2021 was approximately $3.3 million.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At March 31, 2022, the Company is in compliance with these covenants and conditions.
9.    Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. We are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes.
As of March 31, 2022, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $84.2 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $76.3 million against the deferred tax assets of $84.2 million (resulting in a net deferred tax asset of $7.9 million) as of March 31, 2022, as it is more-likely-than not that this portion of the deferred tax asset is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, and concurrent with the Reorganization, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $17.5 million.
The Company’s effective tax rate was 8.4% and 0.3% for the three months ended March 31, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Reorganization and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
Applicable accounting standards provide that the Company estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended March 31, 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
10.    Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Portfolio companies	$53,328	$42,067
Partners and employees	7,153	2,760
Other related entities	53,315	47,183
Unconsolidated VIEs	94,023	93,311
Due from affiliates	$207,819	$185,321

Portfolio companies	$7,635	$6,567
Partners and employees	56,785	125,429
Other related entities	105,878	658,954
Unconsolidated VIEs	73,821	36,049
Due to affiliates	$244,119	$826,999
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Senior Unsecured Revolving Credit Facility
In March 2011, the Company secured a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”) on behalf of an affiliate. In May 2018, the Company entered into an amended and restated Secured Revolving Credit Facility Agreement under which certain terms were modified, including reduced commitments of $300.0 million, an extension of the maturity to May 2023 and certain components of financial covenants were redefined. In November 2020, the Company entered into an amended and restated Revolving Credit Facility Agreement under which certain terms were modified, including releasing all collateral pledged under the prior Secured Revolving Credit Facility and extending the maturity to November 2025. The interest rate for borrowings on the credit facility is calculated at the LIBOR rate at the time of the borrowing plus 1.75%.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2022, the Company made no borrowings nor made repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at March 31, 2022. During the year ended December 31, 2021, the Company made no borrowings and made repayments of $50.0 million on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at December 31, 2021. At March 31, 2022 and December 31, 2021, $300.0 million was available to be borrowed under the terms of the credit facility.
During the three months ended March 31, 2022, the Company incurred no interest expense on the Senior Unsecured Revolving Credit Facility. During the three months ended March 31, 2021, the Company incurred interest expense on the Senior Unsecured Revolving Credit Facility of $0.2 million.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG Funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the three months ended March 31, 2022 and 2021 totaled $30.8 million and $33.0 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG Funds or Portfolio companies. The Company disclosed revenues in Note 2.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $0.4 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Financial Statements, totaled less than $0.1 million for each of the three months ended March 31, 2022 and 2021.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company during the period ended March 31, 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million. For the three months ended March 31, 2022, such lease payments, which were paid to entities controlled by certain partners of the Company, totaled $1.2 million.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three months ended March 31, 2022 were $5.1 million.

Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized within expense reimbursements and other in the amount of $5.5 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, these related parties have made payments associated with these arrangements of $7.4 million and $6.6 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in SPACs
The Company invests in and sponsors SPACs which are formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitles the holder to purchase one share of Class A ordinary shares at a fixed exercise price) are sold to investors. Each SPAC provides its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. If the SPAC is unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs will redeem all public shares. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity attributable to Public SPACs in the accompanying Condensed Consolidated Financial Statements.
The Company consolidates these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties are eliminated in consolidation.
In August 2021, AFTR, a SPAC, completed an initial public offering. AFTR sold 25,000,000 units at a price of $10.00 per unit for a total IPO price of $250.0 million. Each unit consists of one Class A ordinary share of AFTR at $0.0001 par value and one-third of one warrant.
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 units at a price of $10.00 per unit for a total IPO price of $400.0 million. Each unit consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million, of which the Company is responsible for $24.9 million as of March 31, 2022.
In October 2020, TPGY, a SPAC, completed an initial public offering. TPGY sold 35,000,000 units at a price of $10.00 per unit for a total IPO price of $350.0 million. Each unit consists of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant. Prior to the IPO, TPGY entered into FPAs for an aggregate purchase price of $100.0 million, of which the Company is responsible for $17.0 million as of March 31, 2022.
11.    Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost (a):
Operating lease cost	$6,476	$9,532
Short-term lease costs	205	174
Variable lease cost	1,171	1,756
Sublease income	(1,532)	(1,503)
Total lease cost	$6,320	$9,959
Weighted-average remaining lease term	7.2	8.1
Weighted-average discount rate	4.09%	4.11%
___________
(a)Office rent expense for the three months ended March 31, 2022 and 2021 was $6.4 million and $6.7 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$6,667	$7,705
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	2,124	3,602
Non-cash right-of-use assets and lease liability termination	(13,554)	—
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of March 31, 2022 (in thousands):

Year Due	Lease Amount
Remainder of 2022	$19,429
2023	23,391
2024	27,905
2025	26,191
2026	22,975
Thereafter	74,050
Total future undiscounted operating lease payments	193,941
Less: imputed interest	(33,573)
Present value of operating lease liabilities	$160,368
12.    Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At March 31, 2022 and December 31, 2021, the maximum obligations guaranteed under these agreements totaled $698.2 million and $715.0 million, respectively. At March 31, 2022, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2023	$30,000
December 2024	200,000
November 2025	300,000
June 2026	60,000
December 2026	75,735
June 2030	32,454
Thereafter	50
Total	$698,239
At March 31, 2022 and December 31, 2021, the outstanding amount of debt on obligations related to these guarantees was $358.6 million and $341.3 million, respectively.
Letters of Credit
The Company had $0.7 million in letters of credit outstanding at March 31, 2022 and December 31, 2021.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Commitments
At March 31, 2022, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $207.6 million to the consolidated Public SPACs.
At March 31, 2022, the TPG Operating Group had unfunded investment commitments of $330.1 million to the TPG Funds, consolidated Public SPACs and other strategic investments.
Contingent Obligations (Clawback) With Affiliates

The governing agreements of the TPG Funds that pay performance allocations generally include a clawback provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Performance allocations received by the general partners of the respective TPG Funds is subject to clawback to the extent the performance allocations received by the general partners exceeds the amount the general partners are ultimately entitled to receive based on cumulative fund results.
At March 31, 2022, if all investments held by the TPG Funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Financial Statements.
At March 31, 2022, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,822.1 million on a pre-tax basis.
During the three months ended March 31, 2022, the general partners made no payments on the clawback liability.
The Company holds additional equity method investments that generate performance fee-based income in which the potential for additional clawback exists, a possibility that management views as unlikely. The reporting rights of these investments is such that management does not have the ability to estimate potential clawback.
Legal Actions and Other Proceedings
From time to time, TPG is involved in legal proceedings, litigation and claims incidental to the conduct of our business, including with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims against our portfolio companies that adversely affect the value of certain investments owned by TPG’s funds. TPG’s business is also subject to extensive regulation, which has and may result in TPG becoming subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, state attorneys general, Financial Industry Regulatory Authority and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against TPG or its personnel.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2019, it became probable that the Company would settle a dispute with the Internal Revenue Service for approximately $7.5 million. This settlement did not result in a change to the Company’s previously filed Federal income tax returns. In the fourth quarter of 2020, the Company recorded this expected settlement amount in general, administrative, and other in the Condensed Consolidated Statements of Operations and the offsetting payable in accounts payable and accrued expenses in the Condensed Consolidated Statements of Financial Condition.
In December 2020, the Company settled the dispute with the Internal Revenue Service by making a payment of approximately $7.8 million and recorded additional expenses of $0.3 million in general, administrative, and other in the Condensed Consolidated Statements of Operations.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13.    Net Income Per Class A Common Share
Basic and diluted net income per share of Class A common stock is presented from January 13, 2022 through March 31, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.
The Company calculates its basic and diluted income (loss) per share using the two-class method for all periods presented, which defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities. The two-class method is an allocation formula that determines income per share for each share of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all income (distributed and undistributed) is allocated to common shares and participating securities based on their respective rights to receive dividends.

In computing the dilutive effect that the exchange of TPG Operating Group partnership units would have on Net income available to Class A common stock per share, TPG considered that net income available to holders of shares of Class A common stock would increase due to the elimination of non-controlling interests in the TPG Operating Group, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at TPG Inc. level that has not previously been attributed to the non-controlling interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock (in thousands, except share and per share data):

Period Ended March 31, 2022
Numerator:
Net Income	$162,804
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	(517)
Net income attributable to other non-controlling interests prior to IPO	966
Net income attributable to TPG Group Holdings prior to IPO	5,256
Net Income subsequent to IPO	157,099
Less:
Net income attributable to participating securities	4,770
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	1,823
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(9,721)
Net income attributable to other non-controlling interests subsequent to IPO	118,904
Net income attributable to Class A Common Stockholders - Basic	41,323
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(8,095)
Reallocation of income to participating securities assuming exchange of Common Units	1,093
Net income attributable to Class A Common Stockholders - Diluted	$34,321
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	79,240,057
Exchange of Common Units to Class A Common Stock	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	308,892,698
Net income available to Class A common stock per share
Basic	$0.52
Diluted	$0.11

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14.    Equity-Based Compensation
In conjunction with the IPO, TPG employees, certain of the Company’s executives and certain non-employees received grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting. These grants were issued as part of the IPO to promote broad ownership of our firm among our employees and further align their interests with those of our shareholders. As a result of the Reorganization and the IPO, our current partners hold restricted indirect interests in Common Units through TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and indirect economic interests through RemainCo. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are our current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo will both be presented as non-controlling interest holders within our consolidated financial statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to both service-based vesting, primarily over a four to seven-year period from the date of grant or, in certain cases, to performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager discussed in Note 3, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock (collectively with “TOG Units,” the “Other IPO-Related Awards”) subject to both service and performance conditions, which are deemed probable of achieving. The following table summarizes the granted and outstanding awards for the three months ended March 31, 2022 (in millions, including share data):

	Shares / Units Granted	Shares / Units Outstanding as of March 31, 2022	Compensation Expense for the three months ended March 31, 2022	Unrecognized Compensation Expense as of March 31, 2022
Restricted Stock Units
Awards issued in conjunction with the IPO	10.2	9.8	$18.0	$277.4

Executive Service-Vesting Awards	1.1	1.1	1.4	31.1
Executive Performance Condition Awards	1.1	1.1	1.1	17.1

Total Restricted Stock Units	12.4	12.0	$20.5	$325.6

Other IPO-Related Awards
Unvested TOG Common Units	2.4	2.4	$5.5	$59.7
Unvested Class A Common Stock	1.8	1.8	3.8	48.4
Total Other IPO-Related Awards	4.2	4.2	$9.3	$108.1

	Unvested Units Exchanged or Granted at IPO	Unvested Units Outstanding as of March 31, 2022	Compensation Expense for the three months ended March 31, 2022	Unrecognized Compensation Expense as of March 31, 2022
TPH and RPH Units
TPH units	66.6	64.2	$141.8	1,476.7
RPH units	0.6	0.6	18.8	275.8
Total TPH and RPH Units	67.2	64.8	$160.6	$1,752.5

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Restricted Stock Units
Under TPG’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), TPG is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the 2021 Omnibus Equity Incentive Plan became effective. 30,694,780 shares of TPG Inc.’s Class A common stock have been authorized for issuance under the Omnibus Plan.

For the periods ended March 31, 2022, the Company recorded equity-based compensation expense of $20.5 million.

Service-Vesting Awards
Under the Omnibus Plan, TPG granted equity awards that are subject to service-based vesting, primarily over a four to six-year period from the date of grant (referred to hereafter as “Service-Vesting Awards”). Holders of the Service-Vesting Awards participate in dividends before they are settled whether they are unvested or vested.
TPG awarded 10.2 million restricted stock units to employees and certain non-employees of the Company in conjunction with the IPO. The related expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other on the Condensed Consolidated Statements of Operations and totaled $5.4 million. This excludes 2.2 million of restricted stock units granted to certain executives (“Executive Awards”) in conjunction with the IPO.
The fair value is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. The grant date fair value of the service-vesting award grants made during the period ended March 31, 2022 is $295.4 million.
A summary of the status of TPG’s unvested service-vesting awards as of March 31, 2022 and of changes during the period January 1, 2022 through March 31, 2022 is presented below:

(shares in millions)	Shares	Weighted-Average Grant Date Fair Value
Balance, December 31, 2021	—	$—
Granted	10.2	29.56
Vested, unsettled	(0.2)	29.50
Forfeited	(0.2)	29.50
Balance, March 31, 2022	9.8	$29.56
As of March 31, 2022, there was approximately $277.4 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.2 years.
Executive Awards
Under the Omnibus Plan, TPG also granted 2.2 million of Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders. The Executive Awards consist of i) award of 1.1 million restricted stock units subject to service-based vesting over a 5-year service period beginning with the second anniversary of the grant date (hereinafter referred to as “Executive Service-Vesting Awards”) and ii) award of 1.1 million market and service based restricted stock units (hereinafter referred to as “Executive Performance Condition Awards”). Each Executive Performance Condition Award is comprised of two parts: (i) a time-based component requiring a 5-year service period (“Type I”) and (ii) a market price component with a target Class A common stock share price at either $44.25 within 5 years or $59.00 within 8 years (“Type II”). Dividend equivalents are paid on vested and unvested Executive Service-Vesting Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Executive Performance Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of the Executive Service-Vesting Awards, $32.5 million, is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. Compensation expense for those awards will be recognized on a straight-line basis. The grant date fair value of the Executive Performance Condition Awards made during the period ended March 31, 2022 is $18.2 million and is based on a Monte-Carlo simulation valuation model. Compensation expense for those awards will be recognized using the accelerated attribution method on a tranche by tranche basis.
A summary of the status of TPG’s unvested Executive Awards as of March 31, 2022 and of changes during the period January 1, 2022 through March 31, 2022 is presented below:

(shares in millions)	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance, December 31, 2021	—	$—	—	$—
Granted	1.1	29.50	1.1	16.34
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance, March 31, 2022	1.1	$29.50	1.1	$16.34

Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Grant Date Fair Value
Type I	$17.58
Type II	$15.59

Significant Assumptions	Type I	Type II
TPG Class A common stock share price as of valuation date	$29.50	$29.50
Volatility	35.0%	35.0%
Dividend Yield	4.0%	4.0%
Risk-free rate	1.46%	1.65%
Cost of Equity	10.7%	10.7%
As of March 31, 2022, there was approximately $31.1 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.8 years. There was approximately $17.1 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.5 years.
TPH and RPH Awards
We account for the TPH Units and RPH Units as compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The expense for the three months ended March 31, 2022 and 2021 totaled $160.6 million and $0, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, we have allocated these expense amounts to our non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

A summary of the status of unvested TPH Units and RPH Units as of March 31, 2022 and of changes during the period January 13, 2022 through March 31, 2022 is presented below:

	TPH Units		RPH Units
(Units in millions)	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance, January 13, 2022	34.0	$23.60	0.6	$457.10
Granted	32.6	25.08	—	—
Vested	(2.4)	25.08	—	—
Forfeited	—	—	—	—
Balance, March 31, 2022	64.2	$24.30	0.6	$457.10
As of March 31, 2022, there was approximately $1,752.5 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.

Other IPO-Related Awards
In accordance with ASC 718 those awards are also recognized as equity-based compensation. The expense for the three months ended March 31, 2022 and 2021 totaled $9.3 million and $0, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG, Inc. The weighted average grant date fair value of the TOG Units was $27.29 and of Class A common stock was $29.50. Total unrecognized compensation expense related to outstanding unvested awards is $108.1 million (TOG Units - 2.4 million, Class A common stock- 1.8 million).
15.    Equity
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, and rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of March 31, 2022, 79,070,565 shares of Class A common stock were outstanding, 229,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Condensed Consolidated Statements of Stockholders’ Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
16.    Subsequent Events
On May 10, 2022, the Company’s board of directors declared a quarterly dividend of $0.44 per share of Class A common stock of record at the close of business on May 20, 2022, payable on June 3, 2022.
There have been no additional events since March 31, 2022 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” “Part II—Item 1A.—Risk Factors” and “––Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 29, 2022. We assume no obligation to update any of these forward-looking statements.
On January 12, 2022, we completed a corporate reorganization (the “Reorganization”), which included a corporate conversion of TPG Partners, LLC to a Delaware corporation named TPG Inc., in conjunction with an initial public offering (“IPO”) of our Class A common stock. The IPO closed on January 18, 2022. Unless the context suggests otherwise, references in this report to “TPG”, “the Company”, “we”, “us” and “our” refer (i) prior to the completion of the Reorganization and IPO to TPG Group Holdings SBS, L.P. and its consolidated subsidiaries and (ii) from and after the completion of the Reorganization and IPO to TPG Inc. and its consolidated subsidiaries.

Business Overview
We are a leading global alternative asset manager with approximately $120.4 billion in assets under management (“AUM”) as of March 31, 2022. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm through a 30-year history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-product investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
•Capital: Our Capital platform is focused on large-scale, control-oriented private equity investments. Capital platform funds are organized in four primary products, including (i) TPG Capital, our North America and Europe-focused private equity and large-scale growth equity investing business, (ii) TPG Asia, our Asia dedicated franchise, (iii) TPG Healthcare Partners, which makes healthcare-related investments primarily in partnership with other TPG funds, and (iv) single asset continuation vehicles which allow limited partners to remain invested in a portfolio company beyond the life of the TPG fund that initially invested in the company.
•Growth: Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth platform consists of three primary products, including (i) TPG Growth, our dedicated growth equity and middle market investing product which makes growth equity, control growth buyout, and late-stage venture investments globally, (ii) TPG Tech Adjacencies, which pursues minority structured investments in technology sectors, and (iii) TPG Digital Media, which focuses on opportunities in digital media and content-centric themes.
•Impact: We have a fundamental belief that private enterprise can contribute significantly to addressing societal challenges globally and launched our Impact platform in 2016 to pursue both competitive financial returns and measurable societal benefits at scale. Our Impact funds are organized in three primary products, including (i) The Rise Funds, our vehicles for investing across multiple vectors of societal impact, such as climate, education, financial inclusion, agriculture, and healthcare, (ii) TPG Rise Climate, our dedicated climate impact investing product, and (iii) an emerging markets healthcare fund, Evercare.
•Real Estate: We established our real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. Today, we are investing in real estate through three primary products, including (i) TPG Real Estate Partners (“TREP”), an opportunistic strategy that focuses on acquiring and building real estate platforms utilizing a distinct theme-based strategy, which often aligns with TPG’s broader thematic sector expertise, (ii) TPG Real Estate Thematic Advantage Core-Plus, an extension of TREP which targets investments in stabilized or near stabilized real estate, and (iii) TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”), our publicly traded mortgage real estate investment trust (“REIT”).
•Market Solutions: Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities. The Market Solutions platform products consist of Public Market Investing funds, SPACs, Capital Markets activities, and Private Markets Solutions, which seeks to acquire private equity positions on a secondary basis.
The investment adviser of our funds generally receives a management fee based on a percentage of the fund’s capital commitments, or the fund’s invested capital, depending on the fund’s terms and position in its lifecycle. The investment advisers to certain of our funds may also receive special fees, including transaction fees upon consummation of transactions, monitoring fees from portfolio companies following acquisition and other fees in connection with their activities. As part of its partnership interest in a fund and, in addition to a return on its capital interest in a fund, the general partner or an affiliate is generally entitled to receive performance allocations from a fund. Performance allocations are generally calculated on a realized basis, and each general partner (or affiliate) is generally entitled to an allocation of 20% of the net realized profits generated by such fund, subject to a preferred limited partner return typically of 8% per year.
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
The three months ended March 31, 2022 generally experienced increased volatility across asset classes relative to the preceding few quarters. Multiple compounding factors impacted the global economic backdrop and financial markets, notably tightening monetary policy, higher inflation as a result of supply chain constraints, wage pressures due to labor shortages, and the ongoing geopolitical conflict in Europe.
In U.S. equities, the S&P 500 returned (4.9%) in the first quarter of 2022 resulting in the first negative quarter since the onset of the COVID-19 pandemic in early 2020. A late-March rally masked the degree of intra-quarter volatility, with the index touching as low as (12.5%) for the year prior to recovering towards the end of the quarter. Energy and Utilities were the only S&P 500 sectors to gain in the quarter as the ongoing conflict between Russia and the Ukraine drove commodity prices 25.5% higher, as indicated by the Bloomberg Commodity Index. Conversely, Consumer Discretionary, Technology, and Communication Services equities saw the largest declines. The CBOE Volatility Index rose 19.4% to 20.6% in the first quarter of 2022.
Elevated levels of inflation persisted during the three months ended March 31, 2022. The Consumer Price Index rose 7.5%, 7.9%, and 8.5% year-over-year at the January, February, and March readings, respectively, compared to an average monthly reading of +4.7% through 2021. In part due to elevated inflation, the U.S. Federal Reserve ended quantitative easing measures and raised interest rates for the first time since the pandemic began, increasing the fed funds target 25bps to 0.25%-0.50%. Further, the Federal Reserve increased rate guidance for 2022 and 2023 from the guidance provided at its previous meeting in December 2021.
U.S. Treasury yields increased across the curve during the three months ended March 31, 2022, with larger swings seen at the short end of the curve. 2-Year Treasuries ended the quarter yielding 2.33%, up from 0.73% at the end of 2021, and the 10-Year Treasury yield rose to 2.33% from 1.51%. Corporate bonds moved in tandem with Treasuries. U.S. High Yield and Investment Grade Bond indices fell (4.5%) and (5.9%) respectively in the quarter. High Yield credit spreads widened over 100bps at their worst point during the quarter, though ended the quarter only 30bps wider than December 2021 levels.
The U.S. unemployment rate declined to 3.6% by the end of the three months ended March 31, 2022, from 3.9% as of the end of 2021, though labor force participation remains below pre-pandemic levels. Average hourly earnings rose 1.3% to $31.73 in the quarter, a 5.1% annualized rate. Over the past 12 months, as of the end of March 2022, average hourly earnings have increased by 5.6%. Retail sales in the US were up 0.5% month-over-month in March, below the 0.8% rise in February. Consumer spending remains robust but reflect mainly an increase in spending due to a surge in prices for energy, food and other goods and services
In addition to these macroeconomic trends and market factors, our future performance is heavily dependent on our ability to attract new capital, generate strong, stable returns, source investments with attractive risk-adjusted returns and provide attractive investment products to a growing investor base. We believe the following factors will influence our future performance:
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
•Our ability to generate strong, stable returns on behalf of our fund investors. Our ability to raise and retain capital is significantly dependent on our track record and the investment returns we are able to generate for our fund investors. The capital we raise drives growth in our AUM, fee earning assets under management (“FAUM”) management fees and performance fees. Although our AUM, FAUM and fee-related revenues have grown significantly since our inception and in recent years, a significant deterioration in the returns we generate for our fund investors, adverse market conditions or an outflow of capital in the alternative asset management industry in general, or in the private equity segments in which we specialize, could negatively affect our future growth rate. In addition, market dislocations, contractions or volatility could adversely affect our returns in the future, which could in turn affect our fundraising abilities in the future, as both existing and prospective fund investors will consider our historical return profile in future asset allocations.
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
Subsequent to December 31, 2021 and in connection with our IPO, TPG Partners, LLC converted from a limited liability company to a Delaware corporation and changed its name to TPG Inc. and completed the remainder of the Reorganization on January 12, 2022. Following our incorporation, the Reorganization and the IPO, we are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies as of March 31, 2022. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Basis of Accounting
TPG Inc. is considered the successor of TPG Group Holdings for accounting purposes, and TPG Group Holdings’ consolidated financial statements are our historical financial statements. Given the ultimate controlling partners of TPG Group Holdings control TPG Inc., who in turn controls the TPG Operating Group, we account for the acquisition of such continuing limited partners’ interests in our business, as part of the Reorganization, as a transfer of interests under common control. Accordingly, we carry forward the existing value of such continuing limited partners’ interest in the assets and liabilities recognized in the TPG Operating Group’s financial statements prior to our IPO into our financial statements following our IPO.
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
When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of an entity does not impact the amounts of net income attributable to controlling interests, the consolidation does impact the financial statement presentation in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This is a result of the fact that the accounts of the consolidated entities being reflected on a gross basis, with intercompany transactions eliminated, while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as non-controlling interests on the condensed consolidated statements of financial condition and net income (loss) attributable to non-controlling interests on the condensed consolidated statements of operations.

We are not required under GAAP to consolidate the majority of investment funds we advise in our condensed consolidated financial statements because we do not have a more than insignificant variable interest. Pursuant to GAAP, we consolidate certain TPG funds and SPACs, which we refer to collectively as the “consolidated TPG Funds and Public SPACs,” in our condensed consolidated financial statements for certain of the periods we present. Management fees and performance allocations from the consolidated TPG Funds and Public SPACs are eliminated in the condensed consolidated financial statements. The assets and liabilities of the consolidated TPG Funds and Public SPACs are generally held within separate legal entities and, as a result, the liabilities of the consolidated TPG Funds and Public SPACs are non-recourse to us. Since we only consolidate a limited portion of our TPG investment funds, the performance of the consolidated TPG Funds and Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
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
The COVID-19 pandemic has affected, and will continue to affect, our business. We continue to closely monitor developments related to COVID-19 and assess any potential negative impacts to our business. In particular, our future results may be adversely affected by (i) decreases in the value of investments in certain industries that have been materially impacted by the COVID-19 pandemic and related governmental measures, (ii) slowdowns in fundraising activity and (iii) reductions in our capital deployment pace. See “Item 1A.—Risk Factors—Risks Related to Our Business—Significant setbacks in the reopening of the global economy or reinstatement of lockdowns or other restrictions as a result of the ongoing COVID-19 pandemic may negatively impact our business and our results of operations, financial condition and cash flow” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Capital Allocation-Based Income. Capital allocation-based income is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from an investment fund’s limited partners. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG Funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification Topic 810-Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323-Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606-Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits (ii) equity based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest ownership of a portion of their equity interests over a service period of generally one to six years, which under GAAP will result in compensation charges over current and future periods. In connection with our IPO, we granted restricted stock units (“RSUs”) to executives and employees. Performance allocation payments in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO. Subsequent to the Reorganization and IPO, we account for these distributions as performance allocation compensation.
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
Expenses of consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs consists of interest expense and other expenses related primarily to professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these entities.
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
Unrealized Gains (Losses) on Derivative Liabilities of consolidated Public SPACs. Unrealized gains (losses) on derivative liabilities of consolidated Public SPACs are changes in the fair value of derivative contracts entered into by our consolidated Public SPAC entities, which are included in current period earnings.

Interest, Dividends and Other of consolidated TPG Funds and Public SPACs. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
Income Tax Expense
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. We are subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes.
Non-controlling Interests
For entities that are consolidated, but not 100% owned, a portion of the income or loss and corresponding equity is allocated to owners other than TPG. The aggregate of the income or loss and corresponding equity that is not owned by us is included in non-controlling interests in the condensed consolidated financial statements.

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenues
Fees and other	$273,005	$210,155
Capital allocation-based income	837,705	994,578
Total revenues	1,110,710	1,204,733

Expenses
Compensation and benefits:
Cash-based compensation and benefits	116,359	127,981
Equity-based compensation	185,911	—
Performance allocation compensation	523,138	—
Total compensation and benefits	825,408	127,981
General, administrative and other	102,264	53,130
Depreciation and amortization	8,699	1,364
Interest expense	4,638	3,921
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	192
Other	1,523	8,058
Total expenses	942,532	194,646

Investment income
Income from investments:
Net gains from investment activities	6,643	72,404
Interest, dividends and other	204	979
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	—	(7,616)
Unrealized gains on derivative liabilities of Public SPACs	2,657	87,600
Interest, dividends and other	126	988
Total investment income	9,630	154,355
Income before income taxes	177,808	1,164,442
Income tax expense	15,004	3,128
Net income	162,804	1,161,314
Net (loss) income attributable to redeemable equity in Public SPACs prior to IPO	(517)	63,558
Net loss attributable to non-controlling interests in consolidated TPG Funds prior to IPO	—	(5,736)
Net income attributable to other non-controlling interests prior to IPO	966	589,311
Net income attributable to TPG Group Holdings prior to IPO	5,256	514,181
Net income attributable to redeemable equity in Public SPACs	1,823	—
Net loss attributable to non-controlling interests in TPG Operating Group	(4,912)	—
Net income attributable to other non-controlling interests	118,904	—
Net income attributable to TPG Inc. subsequent to IPO	$41,284	$—
Net income per share data:
Net income available to Class A common stock per share
Basic	$0.52	$—
Diluted	$0.11	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,240,057	—
Diluted	308,892,698	—

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Revenues consisted of the following for the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change	%

	($ in thousands)
Management fees	$204,808	$153,929	$50,879	33%
Transaction, monitoring and other fees, net	24,882	25,842	(960)	(4)%
Expense reimbursements and other	43,315	30,384	12,931	43%
Total fees and other	273,005	210,155	62,850	30%
Performance allocations	799,958	946,134	(146,176)	(15)%
Capital interests	37,747	48,444	(10,697)	(22)%
Total capital allocation-based income	837,705	994,578	(156,873)	(16)%
Total revenues	$1,110,710	$1,204,733	$(94,023)	(8)%
Fees and other revenues increased by $62.9 million, or 30% during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The change is comprised of an increase in management fees of $50.9 million and increases in expense reimbursements and other of $12.9 million, partially offset by decreases in transaction, monitoring and other fees, net of $1.0 million.
Management Fees. The increase in management fees was primarily driven by additional management fees from Rise Climate of $28.2 million, which held its initial close in the third quarter of 2021, Growth V of $7.7 million and TREP IV of $8.7 million, which had its initial close in January 2022. NewQuest, which was acquired on July 1, 2021, also contributed an additional $6.6 million of management fees during the three months ended March 31, 2022. The increases were primarily offset by a decline in management fees of $6.1 million earned from TPG VII driven by lower assets under management during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Certain management fees in the three months ended March 31, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing in 2021.
Transaction, Monitoring and Other Fees, Net. The decrease in transaction, monitoring and other fees, net during the three months ended March 31, 2022 was primarily driven by decreased transaction fees of $3.7 million earned from portfolio companies in our Real Estate and Capital platforms partially offset by an increase of $2.8 million in transaction fees, net related to broker-dealer activity within the Market Solutions platform.
Expense Reimbursements and Other. The increase in expense reimbursements and other was largely driven by additional reimbursements from TPG funds of $5.3 million and the administrative service fees from RemainCo totaling $5.1 million during the three months ended March 31, 2022.
Performance Allocations. Performance allocations decreased by $146.2 million to $800.0 million for the three months ended March 31, 2022, compared to $946.1 million for the three months ended March 31, 2021. The decrease primarily resulted from lower realized and unrealized portfolio appreciation of 7% during the three months ended March 31, 2022 compared to 11% realized and unrealized appreciation of the portfolio during the three months ended March 31, 2021. Realized performance allocations for the three months ended March 31, 2022 and 2021 totaled $585.7 million and $133.6 million, respectively. Unrealized performance allocations for the three months ended March 31, 2022 and 2021 totaled $214.3 million and $812.5 million, respectively.
The table below highlights performance allocations for the three months ended March 31, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended March 31,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$411,179	$343,516	$67,663	20%
TPG VIII	187,524	62,629	124,895	199%
Asia VI (1)	22,953	195,728	(172,775)	(88)%
Asia VII	30,601	50,535	(19,934)	(39)%
THP	21,020	27,101	(6,081)	(22)%
TES	8,961	—	8,961	NM
AAF	21,298	—	21,298	NM
Platform: Capital	703,536	679,509	24,027	4%
Growth III (1)	(27,903)	(29,915)	2,012	7%
Growth IV	13,933	110,696	(96,763)	(87)%
Growth V	11,391	7,572	3,819	50%
TTAD I	7,240	15,922	(8,682)	(55)%
TDM	10,571	17,107	(6,536)	(38)%
Platform: Growth	15,232	121,382	(106,150)	(87)%
Rise I	(2,628)	(9,939)	7,311	74%
Rise II	(522)	—	(522)	NM
Platform: Impact	(3,150)	(9,939)	6,789	68%
TREP III	46,067	10,604	35,463	334%
TAC+	2,555	—	2,555	NM
Platform: Real Estate	48,622	10,604	38,018	359%
TPEP	6,501	673	5,828	866%
NewQuest	7,868	—	7,868	NM
Strategic Capital	(2,024)	—	(2,024)	NM
Platform: Market Solutions	12,345	673	11,672	1734%
Total TPG Operating Group Shared:	$776,585	$802,229	$(25,644)	(3)%
TPG Operating Group Excluded:
TPG IV	(5)	2,716	(2,721)	(100)%
TPG VI	(8,969)	(11,098)	2,129	19%
Asia IV	(28)	1,003	(1,031)	(103)%
Asia V	12,034	19,986	(7,952)	(40)%
MMI	588	259	329	127%
TPG TFP	(2)	(3)	1	33%
Platform: Capital	3,618	12,863	(9,245)	(72)%
Growth II	3,077	45,235	(42,158)	(93)%
Growth II Gator	3,966	60,341	(56,375)	(93)%
Biotech II	—	(342)	342	100%
Biotech III	5,639	6,624	(985)	(15)%
Biotech IV	(4)	—	(4)	NM
Biotech V	—	(45)	45	100%
Platform: Growth	12,678	111,813	(99,135)	(89)%

	Three Months Ended March 31,
	2022	2021	Change	%

	($ in thousands)
TREP II	1,172	21,943	(20,771)	(95)%
DASA - Real Estate	1,018	(2,660)	3,678	138%
Platform: Real Estate	2,190	19,283	(17,093)	(89)%
TSI	164	(54)	218	404%
Evercare	4,723	—	4,723	NM
Platform: Impact	4,887	(54)	4,941	9150%
Total TPG Operating Group Excluded (2)	$23,373	$143,905	$(120,532)	84%
Total Performance Allocations	$799,958	$946,134	$(146,176)	(15)%
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
The decrease in total performance allocations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily driven by lower realized and unrealized appreciation in Asia VI, Growth IV and Growth II Gator, partially offset by higher realized and unrealized appreciation in TPG VII and TPG VII.
As of March 31, 2022, accrued performance allocations for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.8 billion. As of March 31, 2022, accrued performance allocations for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.7 billion.
Capital Interest. Capital interest income decreased by $10.7 million to $37.7 million for the three months ended March 31, 2022 compared to $48.4 million for the three months ended March 31, 2021. The decrease was primarily driven by income from our investments in the Capital and Growth platforms.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $11.6 million, or 9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily driven by a $27.6 million decrease in accrued bonuses for senior professionals for the three months ended March 31, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. The decrease was partially offset by increases in salaries and benefits and accrued bonuses of $8.6 million and $6.4 million, respectively, driven by an increase in headcount for the three months ended March 31, 2022.
Equity-based Compensation. Equity-based compensation expense increased by $185.9 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by the Reorganization and IPO, which resulted in $169.9 million of expense associated with unvested units granted to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as $15.1 million of expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022. We had no such expense during the three months ended March 31, 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $523.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is attributable to the recognition of partnership distributions to our partners and professionals as compensation expense following our IPO. We had no such expense during the three months ended March 31, 2021 as we were a private partnership.

General, Administrative and Other. General and administrative expenses increased by $49.1 million, or 92%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by a $30.4 million increase in office overhead and other, inclusive of a $20.6 insurance policy purchased in connection with the IPO. This increase was also driven by a $6.8 million increase in professional fees and an increase in reimbursable expenses incurred on behalf of TPG funds of $5.3 million.
Depreciation and Amortization. Depreciation and amortization increased by $7.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is primarily due to the amortization of intangible assets of $7.1 million during the three months ended March 31, 2022, related to the acquisition of NewQuest on July 1, 2021.
Interest Expense. Interest expense increased by $0.7 million, or 18%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by interest expense of $0.6 million on the Senior Unsecured Term Loan.
Expenses of consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $6.7 million, or 82%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a reduction of $4.5 million of non-recurring professional services expenses from TPG Pace Tech Opportunities Corp., which completed its business combination in September 2021, and a decrease of $3.3 million of other expenses for TPG Pace Beneficial Corp.
Net Gains from Investment Activities. Net gains from investment activities decreased by $65.8 million, to a gain of $6.6 million for three months ended March 31, 2022 from a gain of $72.4 million, for the three months ended March 31, 2021. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021. The gain recognized during the three months ended March 31, 2022 is primarily attributable to $7.9 million of income earned from our equity method investment in NRDY.
Interest, Dividends and Other. Interest, dividends and other decreased by $0.8 million, or 79% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was driven by lower dividends received from TRTX during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Net Losses from Investment Activities of consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs had no activity during the three months ended March 31, 2022 compared to $7.6 million for the three months ended March 31, 2021. Following certain Reorganization activities, the Company no longer consolidates TPEP as the Company does not have a controlling financial interest.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $2.7 million and $87.6 million of unrealized gain on derivative instruments recognized during the three months ended March 31, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our condensed consolidated financial statements.
Interest, Dividends and Other of consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs decreased by $0.9 million, or 87%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2022. This decrease was primarily driven by no longer recognizing dividends from our previously consolidated hedge fund, TPEP, which was deconsolidated following certain Reorganization activities on December 31, 2021 as the Company no longer has a controlling financial interest.
Income Tax Expense. Income tax expense increased by $11.9 million, or 380%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily related to the incorporation of TPG Inc. as part of the Reorganization and IPO during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Unaudited Condensed Consolidated Statements of Financial Condition (GAAP basis)

	March 31, 2022	December 31, 2021
($ in thousands)
Assets
Cash and cash equivalents	$1,454,619	$972,729
Investments	6,347,314	6,109,046
Due from affiliates	207,819	185,321
Other assets	643,787	670,452
Assets of consolidated TPG Funds and Public SPACs	1,010,788	1,024,465
Total assets	$9,664,327	$8,962,013

Liabilities, Redeemable Equity and Equity
Debt obligations	$443,972	$444,444
Due to affiliates	244,119	826,999
Accrued performance allocation compensation	4,074,727	—
Other liabilities	428,125	372,597
Liabilities of consolidated TPG Funds and Public SPACs	48,043	56,532
Total liabilities	$5,238,986	$1,700,572

Redeemable equity from consolidated Public SPACs	$1,000,056	$1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,070,565 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	$79	$—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	479,854	—
Retained earnings	41,257	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,903,865	4,654,821
Total equity	3,425,285	6,261,414
Total liabilities, redeemable equity and equity	$9,664,327	$8,962,013
Cash and cash equivalents increased $481.9 million primarily due to net proceeds of $391.3 million from our IPO in January 2022.
Investments increased $238.3 million as of March 31, 2022 primarily due to an increase in unrealized accrued performance fees of $214.6 million. For the three months ended March 31, 2022, our investments have generated realized and unrealized portfolio appreciation of 7%.
Accrued performance allocation compensation increased $4,074.7 million as of March 31, 2022. The increase is primarily due to recognition of performance allocation compensation for the three months ended March 31, 2022 following our IPO.
Total equity decreased $2,836.1 million as of March 31, 2022 primarily due to the Reorganization and our IPO in January 2022, which transferred certain investments to RemainCo, reclassified certain performance allocations historically reflected as non-controlling interests to performance allocation compensation liabilities, and resulted in the issuance of 79 million shares of Class A common stock and net proceeds of $793.4 million.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below shall have the same meaning as terms defined and included elsewhere in this Form 10-Q.
The following unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2021 presents our consolidated results of operations and gives pro forma effect to the Reorganization, the consummation of the initial public offering (the “IPO”) and other impacts of the IPO (see transactions described under Note 1, “Organization” in the notes to the financial statements), as if they had occurred January 1, 2020. The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of the Reorganization, in conjunction with the IPO that was completed on January 18, 2022. An unaudited pro forma condensed combined balance sheet is not presented because the Reorganization, IPO and the related transactions are fully reflected in the Company’s unaudited condensed consolidated statement of financial condition for the three months ended March 31, 2022 included elsewhere in this Quarterly Report on Form 10-Q. The following unaudited pro forma condensed consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X, as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses.”
The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the effect of the Reorganization, IPO and related transactions on the historical financial information of TPG. The Company’s historic operations consist of multiple consolidated entities formed to provide asset management services under a single controlling entity, TPG Group Holdings. The historical period presented in the unaudited pro forma financial information reflects the operating results of TPG Group Holdings. Immediately following the Reorganization, the TPG Operating Group and its subsidiaries are controlled by the same parties and as such, we account for the Reorganization as a transfer of interests under common control.
The unaudited pro forma condensed consolidated statement of operations may not be indicative of the results of operations that would have occurred had the Reorganization or the IPO and related transactions, as applicable, taken place on the dates indicated, or that may be expected to occur in the future. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statement of operations. The unaudited pro forma condensed consolidated financial information and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
The pro forma adjustments in the “Reorganization and Other Transaction Adjustments” column principally give effect to certain of the Reorganization and other transactions including:
•The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. The impact of this adjustment is a reallocation from controlling interests to non-controlling interests.
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

The unaudited pro forma condensed consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of TPG that would have occurred had the transactions described above transpired on the dates indicated or had we operated as a public entity during the period presented or for any future period or date. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of our future or actual results of operations had the Reorganization and IPO transactions and the other transactions described above occurred on the dates assumed. The unaudited pro forma condensed consolidated financial information also does not project our results of operations for any future period or date.

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Three Months Ended March 31, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$210,155	$5,730	(3)	$—		$215,885
Capital allocation-based income	994,578	660	(1)	—		995,238
Total revenues	1,204,733	6,390		—		1,211,123
Expenses
Compensation and benefits:
Cash-based compensation and benefits	127,981	(31,769)	(5)	—		96,212
Equity-based compensation	—	—		107,545	(6)	125,641
				18,096	(7)
Performance allocation compensation	—	601,595	(5)	—		601,595
Total compensation and benefits	127,981	569,826		125,641		823,448
General, administrative and other	53,130	—		—		53,130
Depreciation and amortization	1,364	—		—		1,364
Interest expense	3,921	998	(4)	—		4,919
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	192	(192)	(1)	—		—
Other	8,058	129	(1)	—		8,187
Total expenses	194,646	570,761		125,641		891,048
Investment income
Income from investments:
Net gains from investment activities	72,404	(52,334)	(1)	—		20,070
Interest, dividends and other	979	—		—		979
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	(7,616)	7,616	(1)	—		—
Unrealized gains on derivative liabilities of Public SPACs	87,600	—		—		87,600
Interest, dividends and other	988	(977)	(1)	—		11
Total investment income	154,355	(45,695)		—		108,660
Income before income taxes	1,164,442	(610,066)		(125,641)		428,735
Income tax expense	3,128	—		14,040	(8)	17,168
Net income	1,161,314	(610,066)		(139,681)		411,567
Less:
Net income (loss) attributable to redeemable equity in Public SPACs	63,558	—				63,558
Net (loss) income attributable to non-controlling interests in consolidated TPG Funds	(5,736)	5,736	(1)	—		—
Net income (loss) attributable to other non-controlling interests	589,311	50,440	(1)	25,547	(9)	301,005
		231,588	(2)
		897	(3)
		(156)	(4)
		(596,622)	(5)
Net income (loss) attributable to TPG Inc.	$514,181	$(301,949)		$(165,228)	(10)	$47,004

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,335,859
Diluted				308,988,500
Net income available to Class A common stock per share
Basic				$0.59
Diluted				$0.31
Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
1)This adjustment relates to Excluded Assets and is made up of the following components:
Impact of changes in economics of certain TPG general partner interests in TPG Funds:
The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets, as well as certain cash and amounts due to affiliates of the TPG Operating Group that relate to these TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. This adjustment results in a transfer of $50.4 million from net income attributable to controlling interests to non-controlling interests for the three months ended March 31, 2021, and is reflected in the table below.
Transfer of other investments:
The TPG Operating Group also transferred the economic entitlements associated with certain other investments, including our investment in our former affiliate. For the three months ended March 31, 2021, the impact results in an increase of total revenues of $0.7 million and investment income of $52.3 million with a reduction to net income attributable to controlling interests of $46.6 million and non-controlling interest of $8.1 million.
This does not include certain of our strategic equity method investments, including Harlem Capital Partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Deconsolidation of consolidated TPG Funds:
We transferred the TPG Operating Group’s co-investment interests in certain TPG Funds to RemainCo. These TPG Funds were historically consolidated and as a result of the transfer to RemainCo, are deconsolidated because we no longer hold a more than insignificant economic interest. For the three months ended March 31, 2021, this results in a reduction of $7.6 million of net losses from investment activities, partially offset by a decrease in interest, dividends and other of $1.0 million and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below.

Impact Summary:
The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the Excluded Assets and deconsolidated TPG Funds:

	Three Months Ended March 31, 2021
($ in thousands)	Exclusion of legacy entities	Exclusion of consolidated funds	Total
Revenues
Fees and other	$—	$—	$—
Capital allocation-based income (loss)	660	—	660
Total revenues	660	—	660

Expenses
Compensation and benefits	—	—	—
General, administrative and other	—	—	—
Depreciation and amortization	—	—	—
Interest expense	—	—	—
Expenses of consolidated TPG Funds and Public SPACs:			—
Interest expense	—	(192)	(192)
Other	—	129	129
Total expenses	—	(63)	(63)

Investment income
Income from investments:
Net gains (losses) from investment activities	(52,334)	—	(52,334)
Interest, dividends and other	—	—	—
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	—	7,616	7,616
Unrealized gains (losses) on derivative liabilities Public SPACs	—	—	—
Interest, dividends and other	—	(977)	(977)
Total investment income	(52,334)	6,639	(45,695)
Income before income taxes	(51,674)	6,702	(44,972)
Income tax expense	—	—	—
Net income (loss)	(51,674)	6,702	(44,972)
Less:
Net loss attributable to redeemable equity in Public SPACs	—	—	—
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	—	5,736	5,736
Net income (loss) attributable to other non-controlling interests	50,289	151	50,440
Net income (loss) attributable to controlling interests	$(101,963)	$815	$(101,148)
2)This adjustment relates to the changes in economic entitlements that the holders of TPG Operating Group Common Units retain, and the associated reallocation of interests after the Reorganization. Specified Company Assets include certain TPG general partner entities to which the TPG Operating Group retained an economic entitlement and that are consolidated both before and after the Reorganization. As part of the Reorganization, the sharing percentage of the associated performance allocation income was reallocated between controlling and non-controlling interests. Subject to certain exceptions, RemainCo is entitled to between 10% and 15% of these Specified Company Assets’ related performance allocations, which we treat as non-controlling interests, and to allocate generally between 65% and 70% indirectly to our partners and professionals through performance allocation vehicles and Promote Units, with the remaining 20% available for distribution to the TPG Operating Group Common Unit holders. RemainCo’s entitlement to performance allocations associated with future funds will step down over time. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” in our Annual Report for the year ended December 31, 2021. In conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to our partners and professionals, we have reduced the amount of cash-based bonuses historically paid to these individuals as further described in Note 5 below.
The primary impact of this is a reallocation from income attributable to controlling interests to income attributable to non-controlling interests. Specifically, this adjustment reflects reclassifications of $231.6 million for the three months ended March 31, 2021 from net income attributable to controlling interests to net income attributable to other non-controlling interests.
3)This amount reflects an administrative services fee that we receive for managing the Excluded Assets transferred to RemainCo that are not part of the TPG Operating Group. The fee is based on 1% of the net asset value of RemainCo.
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
The impact of the adjustment is an increase to interest expense of $1.0 million with a corresponding impact to net income attributable to controlling interests and non-controlling interest holders for the three months ended March 31, 2021.
5)Reflects the reclassification of performance allocation amounts owed to senior professionals from other non-controlling interests to performance allocation compensation. Following the IPO, we account for partnership distributions to our partners and professionals as performance allocation compensation expense. As described in Note 2 above, we have adjusted our performance allocation sharing percentage and in conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to certain of our people, we are reducing the amounts of cash-based bonuses and increasing the performance allocation compensation expense. For the three months ended March 31, 2021, the impact to the unaudited pro forma condensed consolidated statement of operations included additional performance allocation compensation of $569.8 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $31.8 million from compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $26.8 million and $5.0 million, respectively. Amounts have been derived based upon our historical results.
6)Our current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests in RemainCo as a result of the Reorganization and the IPO. The number of TPG Partner Holdings units outstanding at the time of the IPO total 245,397,431, of which 73,849,986 are unvested. The number of units outstanding related to our existing partners’ indirect economic interests in RemainCo at the time of the IPO total 198,040,459, of which 26,922,374 are unvested. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are our current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo are both presented as non-controlling interest holders within our consolidated financial statements.
We account for the TPG Partner Holdings units and indirect economic interests in RemainCo as compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation – Stock Compensation. The unvested TPG Partner Holdings units and unvested indirect economic interests in RemainCo will be charged to compensation and benefits as they vest over the remaining requisite service period on a straight-line basis. The vesting periods range from immediate vesting up to six years. Expense amounts for TPG Partner Holdings units have been derived utilizing a per unit value of $29.50 (the IPO price) and adjusting for factors unique to those units, multiplied by the number of unvested units, and will be expensed over the remaining requisite service period. Expense amounts for the unvested indirect interests in RemainCo have been derived based on the fair value of RemainCo, utilizing a discounted cash flow valuation approach, multiplied by the number of unvested interests, and will be expensed over the remaining requisite service period. These adjustments resulted in expenses for the three months ended March 31, 2021 totaling $107.5 million. There is no additional dilution to our stockholders, contractually these units are only related to our non-controlling interest holders, and there is no impact to the allocation of income and distributions to our stockholders. Therefore, we have allocated these expense amounts to our non-controlling interest holders. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” and “Item 13.––Certain Relationships and Related Transactions, and Director Independence—The TPG Operating Group Limited Partnership Agreements” in our Annual Report for the year ended December 31, 2021 for additional details on RemainCo.
7)At IPO, we granted to certain of our people RSUs with respect to approximately 9,280,000 shares of Class A common stock (although we are authorized to grant up to 4% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, which would be 12,277,912 shares of Class A common stock). Of these RSUs, we granted 8,229,960 shares of Class A common stock immediately following the completion of the IPO. These RSUs generally vest over four years in three equal installments on the second through fourth anniversaries of the grant date (with some grants vesting on shorter alternate vesting schedules), subject to the recipient’s continued provision of services to the Company or its affiliates through the vesting date. In addition, under TPG’s Omnibus Equity Incentive Plan, which was approved by our board of directors on December 7, 2021 and our shareholders on December 20, 2021 (the “Omnibus Plan”), we granted immediately following the IPO long-term performance incentive awards to certain of our key executives in the form of RSUs (certain of which have performance-vesting criteria) with respect to a total of 2,203,390 shares of Class A common stock. Furthermore, we have currently named two of our three independent directors, and granted RSUs to the two named independent directors with respect to 20,340 shares of Class A common stock, immediately following the IPO. This adjustment reflects compensation expense associated with the grants described above had they occurred at January 1, 2020. The grants of such RSUs results in recognition of compensation expense for the three months ended March 31, 2021 in the amount of $18.1 million. These expenses are non-cash in nature and allocated to the Common Unit holders.
Not included in the above Offering Transaction Adjustment are RSUs (which are part of the RSUs with respect to approximately 9,280,000 shares of Class A common stock referred to above) with respect to 1,050,040 shares that were granted in 2022 after the IPO, including those to people hired for new roles created in connection with the IPO. In addition, we plan to grant RSUs of 10,170 shares to our third independent director when named. These additional grants will have similar vesting terms and conditions as the RSUs mentioned above.
8)The TPG Operating Group partnerships continue to be treated as partnerships for U.S. federal and state income tax purposes. Following the IPO, we are subject to U.S. federal income taxes, in addition to state, local and foreign income taxes with respect to our allocable share of any taxable income generated by the TPG Operating Group that flows through to its interest holders, including us. As a result, the unaudited pro forma condensed consolidated statement of operations reflects adjustments to our income tax expense to reflect a blended statutory tax rate of 23% at TPG, which was calculated assuming the U.S. federal rates currently in effect and the statutory rates applicable to each state, local and foreign jurisdiction where we estimate our income will be apportioned. The following table summarizes the impact for the period presented:

Three Months Ended March 31, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$554,377
Less:
Provision for local and foreign income taxes	3,128
Net income attributable to redeemable interest in Public SPACs	63,558
Net income attributable to other non-controlling interests	275,458
Income before provision for income taxes attributable to TPG Operating Group	212,233
TPG Inc. blended statutory tax rate	0.00%
Provision for TPG Inc. statutory income tax	—
Provision for local and foreign income taxes	3,128
Less: Prior recorded provision attributable to TPG	3,128
Adjustment to provision for income taxes	$—

Three Months Ended March 31, 2021
($ in thousands)	Offering Transaction Adjustment
Income before provision for income taxes	$428,736
Less:
Provision for local and foreign income taxes	3,128
Net income attributable to redeemable interest in Public SPACs	63,558
Net income attributable to other non-controlling interests	301,005
Income before provision for income taxes attributable to TPG Inc.	61,045
TPG Inc. blended statutory tax rate	23%
Provision for income taxes	$14,040
9)Prior to the IPO, TPG held Common Units representing 78.1% of the Common Units and 100% of the interests in certain intermediate holding companies. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs. As a result, we consolidate the financial results of the TPG Operating Group and its consolidated subsidiaries and report non-controlling interests related to the interests held by the other partners of the TPG Operating Group and its consolidated subsidiaries in our consolidated statements of operations. Following the IPO, TPG owns 25.6% of the Common Units, and the other partners of the TPG Operating Group own the remaining 74.4%, excluding the equity-based compensation expense related to our partners’ unvested TPG Partner Holdings units and indirect economic interests in RemainCo, which has been allocated only to non-controlling interest holders. Net income attributable to non-controlling interests represent 74.4% of the consolidated income before taxes of the TPG Operating Group. Promote Units are not included in this calculation of ownership interest.
The computation of the pro forma income attributable to non-controlling interests in the TPG Operating Group is shown below.

Three Months Ended March 31, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$554,377
Less:
Provision for local and foreign income taxes	3,128
Net income attributable to redeemable interest in Public SPACs	63,558
Allocable Income	487,691
Less:
TPG Inc.’s economic interest in the TPG Operating Group (a)	212,233
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$275,458
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to note 6 herein.

Three Months Ended March 31, 2021
($ in thousands)	Offering Transaction Adjustment
Income before provision for income taxes	$428,736
Less:
Provision for local and foreign income taxes	17,168
Net income attributable to redeemable interest in Public SPACs	63,558
Allocable Income	348,010
Less:
TPG Inc.’s economic interest in the TPG Operating Group	47,005
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries (a)	301,005
Less: As adjusted pro forma income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	275,458
Adjustment to income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$25,547
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to note 6 herein.
10)Pro forma basic net income per share is computed by dividing net income available to Class A common stockholders by the weighted-average shares of Class A common stock outstanding during the period. The weighted-average shares outstanding excludes shares of Class A common stock reserved for issuance under the Omnibus Plan equal to 10% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, including that we granted up to 4% to certain of our people in connection with the IPO, as well as certain long-term performance incentive awards and awards to our independent directors. We anticipate that a portion of the RSUs we granted to certain of our people in connection with the offering were granted immediately following the effectiveness of the IPO and a portion may be granted thereafter in 2022 in relation to the IPO, including to people hired for new roles created in connection with the IPO. Pro forma diluted net income per share is computed by adjusting the net income available to Class A common stockholders and the weighted-average shares of Class A common stock outstanding to give effect to potentially dilutive securities. The calculation of diluted earnings per share excludes Class B common stock, which may only be held by the TPG Operating Group owners other than us or our wholly-owned subsidiaries and their respective permitted transferees, and are therefore not included in the computation of pro forma basic or diluted net income per share.
11)The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted net income per share.

Three Months Ended March 31, 2021
($ in thousands, except share and per share amounts)
Pro forma basic net income per share:
Numerator
Net income (loss)	$411,567
Less: Net income attributable to participating securities	4,720
Net income (loss) attributable to redeemable interests in Public SPACs	63,558
Net income attributable to interests in other non-controlling interest	296,390
Net income (loss) attributable to Class A common stockholders – Basic	$46,899
Denominator
Shares of Class A common stock outstanding – Basic	79,335,859
Basic net income per share	$0.59
Pro forma diluted net income per share:
Numerator
Net income (loss) attributable to Class A common stockholders – Basic	46,899
Reallocation of net income (loss) assuming exchange of Common Units to Class A common stock	50,162
Net income (loss) attributable to Class A common stockholders – Diluted	$97,061
Denominator
Weighted-average shares of Class A common stock outstanding – Basic	79,335,859
Vesting of restricted share awards	—
Exchange of Common Units to Class A common stock	229,652,641
Weighted-average shares of Class A common stock outstanding – Diluted	308,988,500
Diluted net income (loss) per share:	$0.31
In computing the dilutive effect, if any, that equity-based awards would have on earnings per share, we consider the reallocation of net income between holders of Class A common stock and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
The following table sets forth our non-GAAP and pro forma non-GAAP financial measures after Offering Transaction Adjustments for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
($ in thousands)	Non-GAAP	Pro Forma Non-GAAP
Management fees	$154,229	$154,229
Transaction, monitoring, and other fees, net	26,122	26,122
Other income	12,601	14,032	(1)
Fee Related Revenues	192,952	194,383
Compensation and benefits, net	119,702	87,933	(2)
Operating expenses, net	39,650	39,650
Fee Related Expenses	159,352	127,583
Total Fee-Related Earnings	$33,600	$66,800
Realized performance allocations, net	66,121	5,561	(2), (3)
Realized investment income and other, net	7,995	2,573	(4)
Depreciation expense	(1,355)	(1,355)
Interest expense, net	(3,638)	(4,636)	(5)
Distributable Earnings	$102,723	$68,943
Income taxes	(3,307)	(4,061)	(6)
After-Tax Distributable Earnings	$99,416	$64,882
Notes to the Unaudited Pro Forma Non-GAAP Financial Measures
1)The difference in other income between non-GAAP and pro forma non-GAAP financial measures is attributable to: (i) removing the other income associated with the other investments that were transferred to RemainCo and (ii) an administrative services fee that we receive for managing the Excluded Assets transferred to RemainCo that are not part of the TPG Operating Group. The fee is based on 1% of the net asset value of RemainCo.
2)This adjustment reflects the reduction of our cash-based bonuses we historically paid to our partners and professionals within compensation and benefits, net. Through the Reorganization, we have increased certain of our people’s share of performance allocations associated with the Specified Company Assets from approximately 50% to between 65% and 70%. The impact of this is a decrease in compensation and benefits, net of $31.8 million for the three months ended March 31, 2021.
3)Realized performance allocations, net only include the amounts the TPG Operating Group is entitled to after gross realized performance allocations has been reduced by realized performance allocation compensation and non-controlling interests. Following the Reorganization, the TPG Operating Group receives approximately 20% of the future performance allocations associated with the general partner entities that we retained an economic interest in. This adjustment to our sharing percentage was made to allow us to reduce cash-based bonuses paid to our partners. The impact of this adjustment is a decrease in realized performance allocations, net of $60.6 million for the three months ended March 31, 2021.
4)The difference in realized investment income and other, net is related to the transfer to RemainCo of the certain other investments that make up the Excluded Assets. The TPG Operating Group retained its interests in our strategic investments in NewQuest, Harlem Capital Partners, VamosVentures and LandSpire Group. This resulted in a decrease to realized investment income and other, net of $5.4 million for the three months ended March 31, 2021.
5)This difference relates to additional interest expense from new financing the TPG Operating Group used to declare a distribution of $200.0 million to our controlling and non-controlling interest holders prior to the Reorganization and the IPO. The distribution was made with $200.0 million proceeds from the senior unsecured term loan issuance. The Senior Unsecured Term Loan carries an interest rate of LIBOR plus 1.00% and matures in December 2024. The impact of the adjustment is an increase to interest expense of $1.0 million for the three months ended March 31, 2021.
6)The difference in income tax expense is attributable to the corporate conversion. The income tax expense adjustment reflects TPG Inc.’s share of pro forma pre-tax distributable earnings, which equals 25.6%, multiplied by TPG Inc.’s effective tax rate of 23.0%.
Unaudited Pro Forma Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of the TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities and as well as assess our indirect interest in accrued performance allocations from our TPG Funds and our co-investments in TPG Funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the below presentation as of March 31, 2022. Refer to “––Reconciliation to GAAP Measures” for reconciliations of the Condensed Consolidated Statement of Financial Condition to the Non-GAAP Balance Sheet.

	As of
($ in thousands)	March 31, 2022	December 31, 2021	Pro Forma December 31, 2021
Book Assets
Cash and cash equivalents	$583,290	$242,370	$646,387	(1), (2)
Restricted cash	13,135	13,135	13,135
Accrued performance allocations	796,328	1,344,348	769,283	(3)
Investments in funds	574,510	559,810	559,810
Other assets, net	646,292	733,085	504,644	(1), (2)
Total Book Assets	$2,613,555	$2,892,748	$2,493,259
Book Liabilities
Accounts payable, accrued expenses and other	$59,366	$525,267	$308,421	(1), (2), (4)
Securitized borrowing, net	245,028	244,950	244,950
Senior unsecured term loan	198,944	199,494	199,494
Total Book Liabilities	$503,338	$969,711	$752,865
Net Book Value	$2,110,217	$1,923,037	$1,740,394	(5)
Notes to the Unaudited Pro Forma Non-GAAP Balance Sheet Measures
1)    The difference between non-GAAP and pro forma non-GAAP balance sheet measures relates to the transfer of Excluded Assets, which consist of rights to future performance allocations related to certain general partner entities. Additionally, certain of our other investments and investments into TPG Funds have been excluded, because such interests are not part of the TPG Operating Group. We would have transferred (i) $27.2 million of cash; (ii) $204.5 million of other assets; and (iii) $203.3 million of other liabilities to RemainCo.
2)    Includes $431.2 million of proceeds, net of estimated underwriting discounts and unpaid offering costs of $31.8 million, of which $24.0 million was previously capitalized and accrued in Other Assets, net and Accounts payable, accrued expenses and other, respectively.

3)    Following the Reorganization, the TPG Operating Group and Common Unit holders receive approximately 20% of the future performance allocations associated with the general partner entities that we retain an economic interest in as described in Note 2 above. This adjustment reduces our share of accrued performance allocations by $575.1 million.
4)    Reflects a Tax Receivable Agreement liability of $10.4 million related to the reorganization of TPG into a corporation and associated offering transactions.
5)    Represents the impact to the net book value of the TPG Operating Group after the IPO transaction adjustments.
Reconciliations to GAAP Measures
The following table reconciles the most directly comparable financial measures calculated and presented in the Unaudited Pro Forma GAAP Statement of Operations to our Unaudited Non-GAAP Pro Forma financial measures for the three months ended March 31, 2021:

($ in thousands)	Three Months Ended March 31, 2021
Total Pro Forma GAAP Net Income (loss)	$411,567
Net income (loss) attributable to redeemable equity in Public SPACs	(63,558)
Net income attributable to other non-controlling interests	(231,813)
Share-based compensation expense	125,642
Amortization expense	—
Unrealized performance allocations, net	(118,682)
Unrealized investment income	(85,719)
Unrealized loss on derivatives	14,160
Income tax expense	13,285
Pro Forma After-tax Distributable Earnings	$64,882
Income tax expense	4,061
Pro Forma Distributable Earnings	$68,943
Realized performance fees, net	(5,561)
Realized investment income and other, net	(2,574)
Depreciation expense	1,355
Interest expense, net	4,637
Total Pro Forma Fee-Related Earnings	$66,800

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
After-tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from GAAP net income computed in accordance with GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our consolidated statement of financial condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
The following table sets forth our total FRE and DE for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Management fees	$202,731	$154,229
Transaction, monitoring, and other fees, net	26,756	26,122
Other income	11,045	12,601
Fee Related Revenues	240,532	192,952
Compensation and benefits, net	98,187	119,702
Operating expenses, net	50,362	39,650
Fee Related Expenses	148,549	159,352
Total Fee-Related Earnings	$91,983	$33,600
Realized performance allocations, net	122,192	66,121
Realized investment income and other, net	7,293	7,995
Depreciation expense	(1,571)	(1,355)
Interest expense, net	(4,431)	(3,638)
Distributable Earnings	$215,466	$102,723
Income taxes	(16,433)	(3,307)
After-Tax Distributable Earnings	$199,033	$99,416
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Fee-Related Revenues
Fee-related revenues increased by $47.6 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to additional management fees of $48.5 million.
Management Fees
The following table presents management fees in our platforms for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Capital	$80,440	$80,974
Impact	41,919	16,397
Growth	33,724	26,765
Real Estate	27,826	17,599
Market Solutions	18,822	12,494
Total Management Fees	$202,731	$154,229

The increase in management fees of $48.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was largely due to additional management fees of $25.5 million earned from the Impact platform, primarily as a result of the launch of Rise Climate during the third quarter of 2021. Management fees generated from the Real Estate platform increased $10.2 million, primarily as a result of the initial closing of TREP IV during the first quarter of 2022. Management fees generated from the Growth platform increased $7.0 million, primarily driven by Growth V, and TTAD II which generated $7.8 million, and $1.5 million, respectively, in additional management fees, partially offset by lower fees generated from Growth III of $1.0 million and $1.9 million of lower fees generated across various funds within the platform. The Market Solutions platform also contributed $6.3 million to the overall management fee increase primarily due to the acquisition of NewQuest in July 2021.
Certain management fees earned during the three months ended March 31, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing in 2021.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Market Solutions	$22,898	$20,135
Capital	1,974	1,460
Impact	1,745	1,048
Growth	139	56
Real Estate	—	3,423
Total Transaction, Monitoring, and Other Fees, Net	$26,756	$26,122
The increase in transaction, monitoring and other fees, net of $0.6 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to the Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies, as well as increased transaction fees earned by the Capital and Impact platforms. The increase was partially offset by decreased transaction fees earned from portfolio companies in the Real Estate platform.
Other Income
The following table presents other income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Former affiliate funds	$7,264	$10,590
Other investments	—	1,566
Other income	3,781	445
Total Other Income(1)	$11,045	$12,601
___________
(1) Includes other income of $4.3 million during the three months ended March 31, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, no impact for the three months ended March 31, 2022.
The decrease in other income of $1.6 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily resulted from the transfer of certain of our strategic investments to RemainCo on December 31, 2021. This was partially offset by an increase in other income of $5.1 million related to income earned from RemainCo under the RemainCo administrative agreement.

Fee-Related Expenses
Fee-related expenses decreased by $10.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily comprised of lower compensation and benefits, net of $21.5 million, partially offset by increased operating expenses, net of $10.7 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Salaries and benefits	$47,843	$40,074
Bonuses(1)	48,654	78,359
Benefits and other	17,927	15,146
Reimbursements	(16,237)	(13,877)
Total Compensation and Benefits, Net	$98,187	$119,702
___________
(1)Includes bonus compensation of $31.8 million during the three months ended March 31, 2021 for TPG senior professionals that are paid as performance allocation rather than discretionary bonus beginning in 2022.
The decrease in compensation and benefits, net of $21.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to decreased bonuses of $29.7 million as a result of certain TPG senior professionals being compensated through discretionary realized performance allocations rather than discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries and benefits of $7.8 million, and benefits and other of $2.8 million as a result of additional headcount.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $50.4 million and $39.7 million for the three months ended March 31, 2022 and 2021, respectively.
The increase in operating expenses, net of $10.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in other administrative costs of $8.1 million, office expenses of $1.4 million, and travel expenses of $1.2 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $122.2 million during the three months ended March 31, 2022. Realized performance allocations, net include gross realized performance allocations of $133.6 million, net of realized performance allocations to TPG affiliated partners of $67.5 million during the three months ended March 31, 2021.

The following table presents realized performance allocations, net from our platforms for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Capital	$105,623	$36,798
Impact	14,297	—
Growth	2,187	20,197
Market Solutions	61	—
Real Estate	24	9,126
Total Realized Performance Allocations, Net(1)	$122,192	$66,121
___________
(1)Includes realized performance allocation, net of $60.6 million during the three months ended March 31, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.
Realized performance allocations, net $122.2 million for the three months ended March 31, 2022 were largely generated from realizations in TPG VII of $105.6 million in the Capital platform. Realizations within the Impact platform of $14.3 million were generated from Rise I. Realizations within the Growth platform of $2.2 million were generated from TTAD I. The activity consisted of realizations sourced from portfolio companies including McAfee, Greencross, Physicus, Novotech Holdings and Pathology Asia Holdings.
Realized performance allocations, net of $66.1 million for the three months ended March 31, 2021 were largely generated from realizations of $19.7 million from Asia VI, $12.1 million from TPG VII, and $4.4 million from Asia V within the Capital platform. Realizations within the Growth platform of $14.7 million were generated from Growth III, and within the Real Estate platform of $9.1 million from Real Estate II. The realized performance allocation mainly consisted of amounts from portfolio companies including Strive Communications, C3.ai (NYSE: AI), Novotech Holdings, STX Filmworks and Uber (NYSE: UBER).
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Investments in TPG funds	$34,033	$569
Other investments	—	9,062
Non-core income (expense)	(26,740)	(1,636)
Total Realized Investment Income and Other, Net(1)	$7,293	$7,995
___________
(1)Includes realized investment income and other, net of $5.4 million during the three months ended March 31, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The decrease in realized investment income and other, net of $0.7 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to increased non-core transaction expenses of $25.1 million primarily related to the IPO, as well as a reduction in other investments of $9.1 million related to the Reorganization and transfers of certain investments to RemainCo. The decrease was partially offset by an increase in realizations from our investments in the TPG Funds for $33.5 million driven by the Capital platform by $29.4 million, and Impact platform by $4.7 million.

Depreciation
Depreciation expense increased $0.2 million between the three months ended March 31, 2022 and 2021, respectively. There were no significant purchases or disposals that occurred during the period.
Interest Expense, Net
The following table presents interest expense, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Interest expense	$4,631	$3,921
Interest (income)	(200)	(283)
Interest Expense, Net	$4,431	$3,638
The increase in interest expense, net during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due an increased interest expense as a result of incremental debt outstanding following borrowings under the Senior Unsecured Term Loan in December 2021.
Distributable Earnings
The increase in DE for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to higher FRE and realized performance allocations, net.
Income Taxes
Income taxes increased $13.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.

Reconciliation to GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to non-GAAP financial measures for the three months ended March 31, 2022 and 2021:
Revenue

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
GAAP Revenue	$1,110,710	$1,204,733
Capital-allocation based income	(837,705)	(994,578)
Expense reimbursements	(32,677)	(30,385)
Investment income and other	204	13,182
Fee-Related Revenue	$240,532	$192,952
Expenses

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
GAAP Expenses	$942,532	$194,646
Depreciation and amortization expense	(8,699)	(1,364)
Interest expense	(4,638)	(3,921)
Expenses related to consolidated TPG Funds and Public SPACs	(1,523)	(8,250)
Expense reimbursements	(32,677)	(30,385)
Performance allocation compensation	(523,138)	—
Equity-based compensation	(185,911)	—
Non-core expenses and other	(37,397)	8,626
Fee-Related Expenses	$148,549	$159,352

Net income

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Net Income	$162,804	$1,161,314
Net (income) loss attributable to redeemable interests in Public SPACs	(1,306)	(63,558)
Net (income) loss attributable to non-controlling interests in consolidated TPG Funds	—	5,736
Net loss attributable to other non-controlling interests	(118,904)	(489,065)
Amortization expense	3,272	—
Equity-based compensation	190,462	—
Unrealized performance allocations, net	(35,949)	(402,568)
Unrealized investment income	(2,591)	(126,603)
Unrealized (gain) loss on derivatives	(685)	14,160
Income tax	(1,301)	—
Non-recurring and other	3,231	—
After-tax Distributable Earnings	$199,033	$99,416
Income taxes	16,433	3,307
Distributable Earnings	$215,466	$102,723
Realized performance allocations, net	(122,192)	(66,121)
Realized investment income and other, net	(7,293)	(7,995)
Depreciation expense	1,571	1,355
Interest expense, net	4,431	3,638
Fee-Related Earnings	$91,983	$33,600
Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with GAAP to non-GAAP financial measures as of March 31, 2022:

($ in thousands)	As of March 31, 2022
Total GAAP Assets	$9,664,327
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(9,494)
Assets held in Trust Account	(1,000,056)
Due from affiliates	(74)
Other assets	(1,164)
Subtotal for consolidated TPG Funds and Public SPACs	(1,010,788)
Impact of other consolidated entities
Cash and cash equivalents	(871,328)
Due from affiliates	(9,485)
Investments	(4,976,476)
Other assets	(193,344)
Subtotal for other consolidated entities	(6,050,633)
Reclassification adjustments (1)
Due from affiliates	(76,495)
Investments	(1,370,838)
Accrued performance allocations	796,328
Investments in funds	574,510
Other assets	87,144
Subtotal for reclassification adjustments	10,649
Total Book Assets	$2,613,555
Total GAAP Liabilities	$5,238,986
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(2,652)
Derivative liabilities of Public SPACs	(10,391)
Deferred underwriting	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(48,043)
Impact of other consolidated entities
Accounts payable and accrued expenses	(171,052)
Due to affiliates	(235,658)
Accrued performance allocation compensation	(4,074,727)
Other liabilities	(220,224)
Subtotal for other consolidated entities	(4,701,661)
Reclassification adjustments (1)
Accounts payable and accrued expenses	43,668
Due to affiliates	(8,461)
Other liabilities	(21,151)
Subtotal for reclassification adjustments	14,056
Total Book Liabilities	$503,338
Total GAAP Redeemable equity from consolidated Public SPACs	$1,000,056
Impact of consolidated TPG Funds and Public SPACs (2)	(1,000,056)
Total Book Redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$3,425,285
Impact of consolidated TPG Funds and Public SPACs	37,311
Impact of other consolidated entities	(1,348,972)
Reclassification adjustments (1)	(3,407)
Net Book Value	$2,110,217

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
(2)The $1,000.1 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form GAAP partners’ capital in the accompanying condensed consolidated financial statements.

($ in thousands)	As of December 31, 2021
Total GAAP Assets	$8,962,013
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(5,371)
Assets held in Trust Account	(1,000,027)
Due from affiliates	(74)
Other assets	(18,993)
Subtotal for consolidated TPG Funds and Public SPACs	(1,024,465)
Impact of other consolidated entities
Cash and cash equivalents	(730,359)
Due from affiliates	81,557
Investments	(4,204,888)
Other assets, net	(282,272)
Subtotal for other consolidated entities	(5,135,962)
Reclassification adjustments (1)
Due from affiliates	(13,930)
Investments	(1,904,158)
Accrued performance allocations	1,344,348
Investments in funds	559,810
Other assets	105,092
Subtotal for reclassification adjustments	91,162
Total Book Assets	$2,892,748
Total GAAP Liabilities	$1,700,572
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(8,484)
Derivative liabilities of Public SPACs	(13,048)
Deferred underwriting	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(56,532)
Impact of other consolidated entities
Accounts payable and accrued expenses	(131,737)
Due to affiliates	(820,998)
Other liabilities	(238,055)
Subtotal for other consolidated entities	(1,190,790)
Reclassification adjustments (1)
Accounts payable and accrued expenses	522,653
Due to affiliates	(6,001)
Other liabilities	(191)
Subtotal for reclassification adjustments	516,461
Total Book Liabilities	$969,711

($ in thousands)	As of December 31, 2021
Total GAAP Redeemable equity from consolidated Public SPACs	$1,000,027
Impact of consolidated TPG Funds and Public SPACs (2)	(1,000,027)
Total Book Redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$6,261,414
Impact of consolidated TPG Funds and Public SPACs	32,094
Impact of other consolidated entities	(3,945,172)
Reclassification adjustments (1)	(425,299)
Net Book Value	$1,923,037
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
(2)The $1,000.1 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form GAAP Partners’ Capital in the accompanying Consolidated Financial Statements.
Operating Metrics
We monitor certain operating metrics that are common to the asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include those of our former affiliate or other investments that will not be included in the TPG Operating Group.
Assets Under Management
AUM represents the sum of (i) fair value of the investments and financial instruments held by our TPG funds managed by us, plus the capital that we are entitled to call from investors in those funds and co-investors, pursuant to the terms of their respective capital commitments, net of outstanding leverage, including capital commitments to funds that have yet to commence their investment periods; (ii) the net asset value of our hedge funds; (iii) the gross amount of assets (including leverage) for our mortgage REIT; and (iv) IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our SPACs upon the consummation of a business combination. Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage or calculated pursuant to any regulatory definitions.
The tables below present rollforwards of our total AUM for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
Balance as of Beginning of Period	$113,618	$89,526
Capital Raised	5,448	1,451
Realizations	(4,787)	(1,401)
Changes in Investment Value (1)	6,120	5,662
AUM as of end of period	$120,399	$95,238
___________
(1) Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.

The following table summarizes our AUM by platform as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

	($ in millions)
Capital	$56,770	$53,699
Growth	22,099	17,298
Real Estate	17,812	11,131
Impact	13,806	5,932
Market Solutions	9,912	7,178
AUM as of end of period	$120,399	$95,238
AUM increased from approximately $113.6 billion as of December 31, 2021 to approximately $120.4 billion as of March 31, 2022. During the three months ended March 31, 2022, new capital of $5.4 billion was raised primarily attributable to TREP IV within the Real Estate platform and Rise Climate within the Impact platform. Realizations totaled $4.8 billion and were primarily attributable to TPG VII and Asia VII within the Capital platform, Rise I within the Impact platform and TREP III within the Real Estate platform. AUM also increased due to portfolio realized and unrealized appreciation of 7% recognized for the three months ended March 31, 2022.
Fee Earning Assets Under Management
Fee earning AUM or FAUM represents only the AUM from which we are entitled to receive management fees. FAUM is the sum of all the individual fee bases that are used to calculate our management fees and differs from AUM in the following respects: (i) assets and commitments from which we are not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which we are entitled to receive only performance allocations or are otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in our private equity funds, are reflected based on capital commitments and invested capital as opposed to fair value because fees are generally not impacted by changes in the fair value of underlying investments. We believe this measure is useful to investors as it provides additional insight into the capital base upon which we earn management fees. Our definition of FAUM is not based on any definition of AUM or FAUM that is set forth in the agreements governing the investment funds and products that we manage.
The table below present rollforwards of our FAUM for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
Balance as of Beginning of Period	$60,094	$50,655
Fee Earning Capital Raised(1)	4,788	337
Net Change in Actively Invested Capital(2)	(677)	64
FAUM as of end of period	$64,205	$51,056
___________
(1)Fee Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments were activated during the period.
(2)Net Change in Actively Invested Capital includes capital invested during the period, net of return of capital distributions and changes in net asset value of hedge funds. It also includes adjustments related to funds with a fee structure based on the lower of cost or fair value.
FAUM increased from $60.1 billion from December 31, 2021 to $64.2 billion as of March 31, 2022. The increase was primarily related to fee earning capital raised activity totaling $4.8 billion primarily attributable to the Real Estate platform. For the three months ended March 31, 2022, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.30%.

The following table summarizes our FAUM by platform as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

	($ in millions)
Capital	$25,483	$27,666
Impact	11,222	4,501
Real Estate	10,744	5,742
Growth	10,672	8,484
Market Solutions	6,084	4,663
FAUM as of end of period	$64,205	$51,056
FAUM increased from approximately $60.1 billion as of December 31, 2021 to approximately $64.2 billion as of March 31, 2022. The increase was primarily attributable to the closing of TREP IV within the Real Estate platform in January 2022, partially offset by net change in actively invested capital of TPG VII within the Capital platform.
Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021

	($ in millions)
Fund Vintage
2016 & Prior	$198	$463
2017	267	435
2018	70	95
2019	182	245
2020	50	68
2021	29	40
Net Accrued Performance Allocations	$796	$1,346

	As of March 31, 2022	As of December 31, 2021

	($ in millions)
Platform
Capital	$485	$856
Growth	157	289
Impact	62	89
Real Estate	39	38
Market Solutions	53	74
Net Accrued Performance Allocations	$796	$1,346
Key TPG funds that drove the net accrued performance allocations included TPG VII, TPG VIII, Asia VII and Growth IV as of March 31, 2022 and TPG VII, TPG VIII, Asia VI, Asia VII and Growth III as of December 31, 2021.

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
Performance Allocation Generating AUM totaled $85.2 billion and $78.0 billion as of March 31, 2022 and December 31, 2021, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $107.5 billion and $102.1 billion as of March 31, 2022 and December 31, 2021, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021

	($ in millions)
AUM Not Yet Earning Fees:
Growth	$2,928	$3,279
Real Estate	1,393	1,201
Market Solutions	1,056	1,056
Capital	1,039	1,054
Impact	240	258
Total AUM Not Yet Earning Fees	$6,656	$6,848

FAUM Subject to Step-Up:
Capital	$1,508	$1,865
Real Estate	767	678
Total FAUM Subject to Step-Up:	2,275	2,543
Total AUM Subject to Fee Earning Growth	$8,931	$9,391
As of March 31, 2022, AUM Not Yet Earning Fees was $6.7 billion, which primarily consisted of TPG VII within the Capital platform, TTAD II and Growth IV within the Growth platform, TAC+ within the Real Estate platform and TSCF within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.50% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of March 31, 2022 relates to TPG VIII and THP within the Capital platform and TREP III within the Real Estate platform.

Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
Real Estate	$4,564	$505
Impact	528	12
Capital	233	481
Market Solutions	74	302
Growth	49	151
Total Capital Raised	$5,448	$1,451
Capital raised totaled approximately $5.4 billion for the three months ended March 31, 2022. This was primarily attributable to the first closing of TREP IV within the Real Estate platform and fundraising activity of Rise Climate within the Impact platform during the three months ended March 31, 2022.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of March 31, 2022 and 2021:

	As of March 31,
	2022	2021

	($ in millions)
Capital	$9,507	$14,333
Impact	6,907	1,974
Real Estate	6,746	2,649
Growth	4,644	1,968
Market Solutions	2,461	2,158
Available Capital	$30,265	$23,082
Available capital increased from approximately $28.4 billion as of December 31, 2021 to approximately $30.3 billion as of March 31, 2022. The increase was attributable to capital raised in TREP IV and TAC + within the Real Estate platform, partially offset by a decrease in TPG VIII within the Capital platform and Rise II and Rise Climate within the Impact platform.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
Capital	$1,800	$1,618
Impact	1,528	489
Real Estate	587	489
Growth	442	1,153
Market Solutions	91	—
Capital Invested	$4,448	$3,749
Capital invested was $4.4 billion for the three months ended March 31, 2022 which was primarily attributable to TPG VIII and THP within the Capital platform, Rise Climate and Rise II within the Impact platform, TTAD II within the Growth platform, and TRTX within the Real Estate platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	($ in millions)
Capital	$3,893	$444
Real Estate	321	385
Impact	265	60
Growth	253	512
Market Solutions	55	—
Total Realizations	$4,787	$1,401
Realizations were $4.8 billion for the three months ended March 31, 2022 compared to $1.4 billion for the three months ended March 31, 2021. This was primarily attributable to a higher pace of realization activities in TPG VII and Asia VII within the Capital platform, TREP III within the Real Estate platform and Rise I within the Impact platform.
Fund Performance Metrics
Fund performance information for our investment funds as of March 31, 2022 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—The historical returns attributable to our funds should not be considered as indicative of the future results of us or our funds or any returns expected on an investment in our Class A common stock” in our Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables reflect the performance of our funds as of March 31, 2022:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,728	6	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,060	13	22,073	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	32,617	1,095	33,712	14%	1.8x	10%	1.5x
TPG VII	2015	10,495	10,013	16,579	8,246	24,825	30%	2.4x	23%	2.0x
TPG VIII	2019	11,505	8,669	1,783	11,478	13,261	81%	1.7x	50%	1.4x
Capital Funds		69,827	66,655	107,929	20,838	128,767	24%	2.0x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	4,977	665	5,642	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,161	2,418	4,926	7,344	20%	2.3x	15%	1.9x
Asia VII	2017	4,630	4,224	1,385	6,291	7,676	36%	1.9x	24%	1.6x
Asia Funds		14,514	13,710	17,925	11,882	29,807	21%	2.2x	15%	1.8x
THP	2019	2,704	1,845	263	2,672	2,935	78%	1.8x	46%	1.5x
Continuation Vehicles
TPG AAF	2021	1,317	1,167	61	1,489	1,550	NM	NM	NM	NM
TPG AION	2021	207	207	—	207	207	NM	NM	NM	NM
Continuation Vehicles		1,524	1,374	61	1,696	1,757	NM	NM	NM	NM
Platform: Capital (excl-Legacy (15))		88,569	83,584	126,178	37,088	163,266	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	71	290	361	30%	1.7x	20%	1.5x
Platform: Capital		88,872	83,790	126,249	37,378	163,627	23%	2.0x	15%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,856	73	1,929	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,184	4,651	634	5,285	22%	2.5x	16%	2.0x
Growth III	2015	3,128	3,175	4,200	2,644	6,844	30%	2.2x	21%	1.8x
Growth IV	2017	3,739	3,157	1,190	4,738	5,928	31%	1.8x	21%	1.5x
Gator	2019	726	685	581	631	1,212	44%	1.8x	33%	1.5x
Growth V	2020	3,558	1,843	—	2,495	2,495	NM	NM	NM	NM
Growth Funds		14,456	12,303	12,478	11,215	23,693	22%	2.0x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
TDM	2017	510		406	—	870	870	30%	2.1x	24%	1.9x
TTAD I	2018	1,574		1,497	378	2,362	2,740	53%	1.9x	43%	1.7x
TTAD II	2021	2,501		797	—	797	797	NM	NM	NM	NM
Platform: Growth (excl-Legacy (15))		19,041		15,003	12,856	15,244	28,100	22%	2.0x	16%	1.7x
Legacy Funds
Biotech III	2008	510		468	934	605	1,539	18%	3.3x	13%	2.6x
Biotech IV	2012	106		99	121	5	126	8%	1.3x	3%	1.1x
Biotech V	2016	88		79	23	75	98	7%	1.2x	3%	1.1x
ART	2013	258		239	27	287	314	5%	1.3x	2%	1.1x
Platform: Growth		20,003		15,888	13,961	16,216	30,177	21%	2.0x	15%	1.7x

Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,821	1,108	2,581	3,689	30%	2.1x	21%	1.7x
Rise II	2020	2,176		1,597	12	2,064	2,076	85%	1.4x	44%	1.2x
The Rise Funds		4,282		3,418	1,120	4,645	5,765	34%	1.8x	22%	1.5x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		407	7	555	562	14%	1.4x	6%	1.1x
Rise Climate	2021	7,258		1,064	—	1,072	1,072	NM	NM	NM	NM
Platform: Impact		12,494		5,022	1,495	6,272	7,767	31%	1.8x	21%	1.5x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,068	16	1,084	21%	1.9x	16%	1.6x
TPG RE II	2014	2,065		2,197	2,972	707	3,679	30%	1.8x	21%	1.5x
TPG RE III	2018	3,722		3,753	1,347	3,689	5,036	41%	1.5x	31%	1.4x
TPG RE IV	2022	4,308		114	—	114	114	NM	NM	NM	NM
TPG Real Estate Partners		11,173		6,640	5,387	4,526	9,913	27%	1.7x	20%	1.5x
TRTX	2014	1,916	14	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		651	26	659	685	NM	NM	NM	NM
Platform: Real Estate		14,886		7,291	5,413	5,185	10,598	27%	1.7x	20%	1.5x

Platform: Market Solutions
TPEP Long/Short	NM	NM		NM	NM	2,885	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM		NM	NM	2,024	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	1,108		101	—	110	110	NM	NM	NM	NM
NewQuest I (18)	2011	390		291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II (18)	2013	310		337	544	228	772	27%	2.3x	21%	1.9x
NewQuest III (18)	2016	541		498	267	664	931	23%	1.8x	15%	1.5x
NewQuest IV (18)	2020	1,000		611	5	844	849	110%	1.4x	55%	1.3x
Platform: Market Solutions (12)		3,349		1,838	1,583	6,755	3,429	40%	2.0x	28%	1.6x

Discontinued Funds (16)		5,870		4,103	5,302	—	5,302	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		138,339		112,738	147,525	70,544	213,160	23%	2.0x	15%	1.7x
Total		$145,474		$117,932	$154,003	$71,806	$220,900	22%	2.0x	14%	1.7x
___________

Note: Past performance is not indicative of future results.
(1)Vintage Year, with respect to an investment or group of investments, as applicable, represents the year such investment, or the first investment in such a group, was initially consummated by the fund. For follow-on investments, Vintage Year represents the year that the fund’s first investment in the relevant company was initially consummated. Vintage Year, with respect to a fund, represents the year in which the fund consummated its first investment (or, if earlier, received its first capital contributions from investors). We adopted this standard for fund Vintage Year to better align with current market and investor benchmarking practices. For consistency with prior reporting, however, the Vintage Year classification of any fund that held its initial closing before 2018 remains unchanged and represents the year of such fund’s initial closing.
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
(13)As of March 31, 2022, TPEP Long/Short had estimated inception-to-date gross returns of 150% and net returns of 111%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of March 31, 2022, TPEP Long Only had estimated inception-to-date gross returns of 29% and net returns of 29%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
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
(18)Unless otherwise specified, the fund performance information presented above for NewQuest I, NewQuest II, NewQuest III and NewQuest IV is, due to the nature of NewQuest’s strategy, as of and for the quarter ended December 31, 2021. Accordingly, the fund performance information presented above for the NewQuest funds does not reflect any fund activity for the quarter ended March 31, 2022 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended March 31, 2022 will be reflected in the performance information presented in future reporting.

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
The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	($ in thousands)
Net cash provided by operating activities	$713,602	$240,790
Net cash used in investing activities	(636)	(8,671)
Net cash used in financing activities	(231,076)	(361,096)
Net increase in cash and cash equivalents	$481,890	$(128,977)
Cash and cash equivalents, beginning of period	985,864	871,355
Cash and cash equivalents, end of period	$1,467,754	$742,378
As of March 31, 2022, TPG’s total liquidity was $1,784.6 million, comprised of $1,454.6 million of cash and cash equivalents, excluding $13.1 million of restricted cash, as well as $300.0 million and $30.0 million of incremental borrowing capacity under the Revolving Credit Facility to Affiliate and the Subordinated Credit Facility, respectively. Total cash of $1,467.8 million as of March 31, 2022 is comprised of $583.2 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity increased by $481.9 million or 40% relative to $1,302.7 million as of December 31, 2021. This increase was the result of $481.9 million net increase in cash and cash equivalents primarily due to $713.6 million of net cash provided by operating activities offset by $231.1 million of net cash used in financing activities and $0.6 million of net cash used in investing activities.
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
Operating activities provided $713.6 million and $240.8 million for the three months ended March 31, 2022 and 2021, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $662.5 million and $168.2 million for the three months ended March 31, 2022 and 2021, respectively. This was partially offset by changes in operating assets and liabilities for the three months ended March 31, 2022 and 2021, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from a note receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and purchases of collateralized loan obligations.
Investing activities used $0.6 million and $8.7 million of cash during the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates. During the March 31, 2021, cash used in investing activities primarily related to advances on notes receivable from affiliates.

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
Financing activities used $231.1 million of cash during the three months ended March 31, 2022 and $361.1 million of cash during the three months ended March 31, 2021. During the three months ended March 31, 2022, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Revolving Credit Facility to Affiliate, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022. During the three months ended March 31, 2021, cash provided by financing activities primarily reflects the distributions to partners and non-controlling interests.
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
During the three months ended March 31, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at March 31, 2022.
During each of the three months ended March 31, 2022 and 2021, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of approximately $0.1 million.
Secured Borrowings
Our secured borrowings are issued using on-balance sheet securitization vehicles. The secured borrowings are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The secured borrowings are separated into two tranches. Tranche A secured borrowings (the “Series A Securitization Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest payable semiannually. Tranche B secured borrowings (the “Series B Securitization Notes” or, collectively with the Series A Securitization Notes, the “Securitization Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest payable semiannually. The secured borrowings contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the secured borrowings are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum. Interest expense related to the Securitization Notes for each of the three months ended March 31, 2022 and 2021 was approximately $3.3 million.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of March 31, 2022, we were in compliance with these covenants and conditions.
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
During the three months ended March 31, 2022, TPG Holdings, L.P. made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at March 31, 2022. As of March 31, 2022, $300.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
During the three months ended March 31, 2022, the Company incurred no interest expense on the Revolving Credit Facility. During the three months ended March 31, 2021, the Company incurred interest expense on the Revolving Credit Facility of $0.2 million.
Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder have agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of March 31, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and will not be available for our operations.
As of March 31, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. During the three months ended March 31, 2022, the Company incurred interest expense of $0.6 million on the Senior Unsecured Term Loan.
Tax Receivable Agreement
The future exchanges by owners of Common Units for cash from a substantially concurrent public offering, reorganization or private sale (based on the price per share of the Class A common stock on the day before the pricing of such public offering or private sale) or, at our election, for shares of our Class A common stock on a one-for-one basis (or, in certain cases, for shares of nonvoting Class A common stock) are expected to produce or otherwise deliver to us favorable tax attributes that can reduce our taxable income. We (and our wholly-owned subsidiaries) are a party to a tax receivable agreement, under which generally we (or our wholly-owned subsidiaries) are required to pay the beneficiaries of the Tax Receivable Agreement 85% of the applicable cash savings, if any, in U.S. federal, state and local income tax that we actually realize or, in certain circumstances, are deemed to realize as a result of the Covered Tax Items. We generally retain the benefit of the remaining 15% of the applicable tax savings. The payment obligations under the Tax Receivable Agreement are obligations of TPG Inc. (or our wholly-owned subsidiaries), and we expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. See “Item 13.—Certain Relationships and Related Transactions, and Director Independence—Tax Receivable Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2022:

	Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Operating lease obligations	$193,941	$19,429	$23,391	$27,905	$26,191	$22,975	$74,050
Debt obligations (1)	450,000			200,000			250,000
Interest on debt obligations (2)	322,928	13,218	17,035	16,702	13,035	13,035	249,903
Capital commitments (3)	330,100	330,100
Total contractual obligations	$1,296,969	$362,747	$40,426	$244,607	$39,226	$36,010	$573,953
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
Additional Contingent Obligations
As of March 31, 2022 and and December 31, 2021, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the consolidated financial statements. The potential liquidation of STAR in 2022 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of March 31, 2022 and December 31, 2021 would be $1,822.1 million and $1,500.9 million on a pre-tax basis, respectively.
As of March 31, 2022 and December 31, 2021, we had guarantees outstanding totaling $96.1 million, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $135.7 million and $139.7 million, respectively.
Dividends
On May 10, 2022, our board of directors declared and approved a quarterly cash dividend of $0.44 per share of Class A common stock for the three months ended March 31, 2022. The Class A common stock dividend is payable on June 3, 2022 to the holders of record of our Class A common stock as of May 20, 2022.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements included elsewhere in this report and "Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended March 31, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
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
The shares of Class A common stock were sold at an offering price to the public of $29.50 per share. We received proceeds from the IPO of approximately $770.9 million, net of $41.8 million in underwriting discounts and commissions, as well as $22.5 million of issuance costs, and the selling stockholder received net proceeds from the IPO of approximately $156.7 million, net of $8.2 million in underwriting discounts and commissions. The sale of additional shares to the underwriters pursuant to the underwriters’ option to purchase additional shares resulted in net proceeds to us of approximately $49.8 million, net of $2.6 million in underwriting discounts and commissions, and to the selling stockholder of approximately $45.2 million, net of $2.4 million in underwriting discounts and commissions. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholder. We did, however, bear the costs associated with the sale of shares by the selling stockholder, other than underwriting discounts and commissions. We estimate that we incurred offering expenses of approximately $34.2 million.

Our use of proceeds was consistent with the final prospectus filed on January 14, 2022:
•We used approximately $379.6 million of the proceeds from the IPO to purchase Common Units from certain existing owners of the TPG Operating Group (none of whom is an active TPG partner or Founder) at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO. Accordingly, we did not retain any of these proceeds.
•We used approximately $413.3 million of the proceeds from the IPO to acquire 14,745,763 Common Units of the TPG Operating Group to obtain our economic interest in the TPG Operating Group at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO and such amount was contributed to the TPG Operating Group partnerships based on their relative fair market values as determined by the general partner of the TPG Operating Group partnerships.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
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
10.1*
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group I, L.P., dated as of January 12, 2022, among TPG Holdings I-A, LLC and the limited partners of TPG Operating Group I, L.P. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.2*
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group II, L.P., dated as of January 12, 2022, among TPG Holdings II-A, LLC and the limited partners of TPG Operating Group II, L.P. party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.3*
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group III, L.P., dated as of January 12, 2022, among TPG Holdings III-A, L.P. and the limited partners of TPG Operating Group III, L.P. party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.4*
Tax Receivable Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.5*
Exchange Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.6*
Investor Rights Agreement, dated as of January 12, 2022, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG Group Holdings (SBS), L.P., TPG New Holdings, LLC, TPG Partner Holdings, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.7*†
Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc. and Jon Winkelried (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.8*†
Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and James G. Coulter (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.9*†
Letter Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and David Bonderman (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.10*†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 001-41222), filed on January 13, 2022).
10.11*†
Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.12*†
Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.13*†
Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).

10.14*†
Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.15*†
Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-261681), filed on December 16, 2021).

10.16*
Amended and Restated Limited Liability Company Agreement of TPG GP A, LLC, dated as of January 12, 2022, among TPG Partners, LLC and the members of TPG GP A, LLC party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29,2022).

10.17*
Founder Exchange Agreement, dated as of January 12, 2022, among David Bonderman, James G. Coulter, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG GP Advisors, Inc., TPG PEP GenPar Advisors, Inc., TPG GP A, LLC, New TPG GP Advisors, Inc., TPG Group Holdings (SBS) Advisors, Inc., TPG Partner Holdings Advisors, Inc. and TPG Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29,2022).

10.18*†	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-04321), filed on March 29, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Incorporated by reference
† Management compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)