Form 10-Q
period 2022-06-30
TPG Inc.
filed 2022-08-09
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2022, there were 70,981,157 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 229,652,641 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2022, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), LinkedIn (https://www.linkedin.com/company/tpg-capital), Twitter (https://twitter.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
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
•“RemainCo” refers to, collectively, Tarrant RemainCo I, L.P., a Delaware limited partnership, Tarrant RemainCo II, L.P., a Delaware limited partnership, and Tarrant RemainCo III, L.P., a Delaware limited partnership, which owns the Excluded Assets, and Tarrant Remain Co GP, LLC, a Delaware limited liability company serving as their general partner.
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
•“TPG Partner Holdings” refers to TPG Partner Holdings, L.P., a Delaware limited partnership, which is a TPG Partner Vehicle that indirectly owns substantially all of the economic interests of TPG Group Holdings, a TPG Partner Vehicle.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,177,825	$972,729
Restricted cash (1)	13,135	13,135
Due from affiliates	248,134	185,321
Investments (includes assets pledged of $469,228 and $492,276 as of June 30, 2022 and December 31, 2021, respectively (1))	5,515,798	6,109,046
Other assets	622,791	657,317
Assets of consolidated TPG Funds and Public SPACs (1):
Cash and cash equivalents	7,431	5,371
Assets held in Trust Accounts	1,000,900	1,000,027
Other assets	1,069	19,067
Total assets	$8,587,083	$8,962,013

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$201,950	$134,351
Due to affiliates	187,423	826,999
Secured borrowings, net (1)	245,105	244,950
Senior unsecured term loan	198,930	199,494
Accrued performance allocation compensation	3,412,415	—
Other liabilities	235,428	238,246
Liabilities of consolidated TPG Funds and Public SPACs (1):
Derivative liabilities	4,568	13,048
Deferred underwriting	35,000	35,000
Other liabilities	1,326	8,484
Total liabilities	4,522,145	1,700,572

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs (1)	1,000,900	1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	79	—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	489,293	—
Accumulated deficit	(4,789)	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,579,225	4,654,821
Total equity	3,064,038	6,261,414
Total liabilities, redeemable equity and equity	$8,587,083	$8,962,013
________________
(1)The Company’s consolidated total assets and liabilities as of June 30, 2022 and December 31, 2021 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Note 7 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Fees and other	$289,955	$195,052	$562,960	$405,207
Capital allocation-based (loss) income	(398,237)	1,986,011	439,468	2,980,589
Total revenues	(108,282)	2,181,063	1,002,428	3,385,796
Expenses
Compensation and benefits:
Cash-based compensation and benefits	115,639	128,546	231,998	256,527
Equity-based compensation	145,140	—	331,051	—
Performance allocation compensation	(298,026)	—	225,112	—
Total compensation and benefits	(37,247)	128,546	788,161	256,527
General, administrative and other	77,671	61,166	179,935	114,296
Depreciation and amortization	8,558	1,522	17,257	2,886
Interest expense	4,731	4,026	9,369	7,947
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	155	—	347
Other	457	3,305	1,980	11,363
Total expenses	54,170	198,720	996,702	393,366
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(99,395)	41,801	(92,752)	114,205
Interest, dividends and other	782	5,508	986	6,487
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	14,675	—	7,059
Unrealized gains on derivative liabilities of Public SPACs	5,823	96,723	8,480	184,323
Interest, dividends and other	843	1,073	969	2,061
Total investment (loss) income	(91,947)	159,780	(82,317)	314,135
(Loss) income before income taxes	(254,399)	2,142,123	(76,591)	3,306,565
Income tax expense	8,098	1,681	23,102	4,809
Net (loss) income	(262,497)	2,140,442	(99,693)	3,301,756
Net income (loss) attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	73,901	(517)	137,459
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	12,634	—	6,898
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	1,162,989	966	1,752,300
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	890,918	5,256	1,405,099
Net income attributable to redeemable equity in Public SPACs	4,058	—	5,881	—
Net loss attributable to non-controlling interests in TPG Operating Group	(128,869)	—	(133,781)	—
Net loss attributable to other non-controlling interests	(127,827)	—	(8,923)	—
Net (loss) income attributable to TPG Inc. subsequent to Reorganization and IPO	$(9,859)	$—	$31,425	$—
Net income per share data:
Net income available to Class A common stock per share
Basic	$(0.15)	$—	$0.37	$—
Diluted	$(0.37)	$—	$(0.25)	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,240,058	—	79,240,058	—
Diluted	308,892,699	—	308,892,699	—
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at March 31, 2022	$—	79,070,565	229,652,641	$79	$230	$479,854	$41,257	$521,420	$2,903,865	$3,425,285
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	—	(9,859)	(9,859)	(256,696)	(266,555)
Shares issued for equity-based awards	—	169,493	—	0	—	1,088	—	1,088	(901)	187
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	8,103	—	8,103	137,920	146,023
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	3,723	3,723
Dividends/Distributions	—	—	—	—	—	—	(36,187)	(36,187)	(211,654)	(247,841)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	248	—	248	2,968	3,216
Balance at June 30, 2022	$—	79,240,058	229,652,641	$79	$230	$489,293	$(4,789)	$484,813	$2,579,225	$3,064,038

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at March 31, 2021	$2,931,133	—	—	$—	$—	$—	$—	$—	$2,804,235	$5,735,368
Net income	890,918	—	—	—	—	—	—	—	1,175,623	2,066,541
Change in redemption value of redeemable non-controlling interest	12,559	—	—	—	—	—	—	—	22,087	34,646
Capital contributions	—	—	—	—	—	—	—	—	3,573	3,573
Capital distributions	(177,270)	—	—	—	—	—	—	—	(232,003)	(409,273)
Balance at June 30, 2021	$3,657,340	—	—	$—	$—	$—	$—	$—	$3,773,515	$7,430,855

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2021	$1,606,593	—	—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
Net income prior to Reorganization and IPO	5,256	—	—	—	—	—	—	—	966	6,222
Change in redemption value of redeemable non-controlling interest prior to Reorganization and IPO	(110)	—	—	—	—	—	—	—	(407)	(517)
Effect of Reorganization and purchase of units in the Partnership	(1,611,739)	48,984,961	229,652,641	49	230	271,780	(27)	272,032	1,341,603	1,896
Issuance of common stock in IPO, net of underwriting discount and issuance costs	—	28,310,194	—	28	—	784,611	—	784,639	(25,426)	759,213
Purchase of Partnership Interests with IPO proceeds	—	—	—	—	—	—	—	—	(379,597)	(379,597)
Issuance of common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	1,775,410	—	2	—	49,754	—	49,756	—	49,756
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	(654,129)	—	(654,129)	654,129	—
Acquisition of NewQuest	—	—	—	—	—	33,584	—	33,584	(33,584)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(13,232)	—	(13,232)	—	(13,232)
Liability-based performance allocation compensation	—	—	—	—	—	—	—	—	(3,525,767)	(3,525,767)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	—	31,425	31,425	(142,704)	(111,279)
Shares issued for equity-based awards	—	169,493	—	0	—	1,088	—	1,088	(901)	187
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	15,730	—	15,730	320,755	336,485
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	3,723	3,723
Dividends/Distributions	—	—	—	—	—	—	(36,187)	(36,187)	(293,999)	(330,186)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	107	—	107	5,613	5,720
Balance at June 30, 2022	$—	79,240,058	229,652,641	$79	$230	$489,293	$(4,789)	$484,813	$2,579,225	$3,064,038

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2020	$2,460,868	—	—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702
Net income	1,405,099	—	—	—	—	—	—	—	1,759,198	3,164,297
Change in redemption value of redeemable non-controlling interest	36,173	—	—	—	—	—	—	—	62,019	98,192
Capital contributions	—	—	—	—	—	—	—	—	4,655	4,655
Capital distributions	(244,800)	—	—	—	—	—	—	—	(312,191)	(556,991)
Balance at June 30, 2021	$3,657,340	—	—	$—	$—	$—	$—	$—	$3,773,515	$7,430,855
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net (loss) income	$(99,693)	$3,301,756
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	331,051	—
Performance allocation compensation	225,112	—
Loss (gain) from investment activities	92,752	(114,205)
Capital allocation-based income	(439,468)	(2,980,589)
Other non-cash activities	30,990	10,295
Net gains from investment activities of consolidated TPG Funds and Public SPACs	(8,480)	(191,381)
Changes in operating assets and liabilities:
Purchases of investments	(43,473)	(60,399)
Proceeds from investments	1,014,541	546,088
Due from affiliates	(94,117)	(43,345)
Other assets	(26,854)	1,853
Accounts payable and accrued expenses	89,544	145,864
Due to affiliates	(26,357)	10,551
Accrued performance allocation compensation	(338,405)	—
Other liabilities	(11,423)	(14,165)
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	—	(135,569)
Proceeds from investments	—	143,738
Cash and cash equivalents	(2,060)	(1,815)
Assets held in Trust Accounts	(873)	(685,024)
Other assets	17,999	931
Other liabilities	(6,449)	462
Net cash provided by (used in) operating activities	704,337	(64,954)

Investing activities:
Repayments of notes receivable from affiliates	14,937	2,170
Advances on notes receivable from affiliates	(15,500)	(8,930)
Purchases of fixed assets	(2,145)	(136)
Net cash used in investing activities	(2,708)	(6,896)

Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	770,865	—
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	49,756	—
Purchase of partnership interests with IPO proceeds	(379,597)	—
Reorganization activities	2,124	—
Proceeds from subordinated credit facility	30,000	—
Repayments of subordinated credit facility	(30,000)	—
Contributions from holders of other non-controlling interests	3,723	4,115
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	(318,942)	(300,169)
Dividends/Distributions	(269,180)	—
Distributions to partners prior to Reorganization and IPO	(355,282)	(258,982)
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2022	2021
Changes related to TPG Funds and Public SPACs:
Proceeds from SPAC IPOs	—	685,000
Payments of underwriting and offering costs	—	(13,700)
Contributions from holders of non-controlling interests	—	540
Distributions to holders of non-controlling interests	—	(5,848)
Net cash (used in) provided by financing activities	$(496,533)	$110,956

Net change in cash, cash equivalents and restricted cash	$205,096	$39,106
Cash, cash equivalents and restricted cash, beginning of period	985,864	871,355
Cash, cash equivalents and restricted cash, end of period	$1,190,960	$910,461

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$32,850	$6,658
Cash paid for interest	6,550	7,334
Supplemental disclosures of non-cash operating activities:
In-kind distributions of investments	—	29,335
Proceeds receivable on sale of investments	—	(2,482)
Investment in equity method investments	—	(2,538)
Supplemental disclosures of non-cash investing and financing activities:
Accrued deferred underwriting and offering costs	1,461	—
Deferred underwriting related to Public SPACs	—	25,543
Distributions in-kind to holders of other non-controlling interests	—	(26,797)
Distributions payable to partners	—	177,270
Distributions payable to holders of other non-controlling interests	61,005	166,004
Distributions payable to holders of non-controlling interests in consolidated funds	—	2,190
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,177,825	$897,325
Restricted cash	13,135	13,136
Cash, cash equivalents and restricted cash, end of period	$1,190,960	$910,461

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
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant RemainCo I, L.P., Tarrant RemainCo II, L.P., and Tarrant RemainCo III, L.P. (collectively “RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group. Following the transfer of certain assets, the Company deconsolidated certain TPG Funds (“TPG Funds”) as of December 31, 2021 as the Company is no longer their primary beneficiary.
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
On February 9, 2022, the Company and the selling stockholder sold an additional 1,775,410 and 1,614,590 Class A common stock, respectively, at the initial public offering price pursuant to the underwriters’ exercise of their option to purchase additional shares. TPG Inc. received additional net proceeds totaling approximately $49.8 million. The underwriters’ exercise of their option in addition to the IPO related transactions resulted in a total of 70,811,664 and 8,258,901 of Class A voting and Class A non-voting common stock outstanding, respectively. TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26% on August 1, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2022. These interim Condensed Consolidated Financial Statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
Prior to the Reorganization and IPO, the Company’s predecessor consolidated certain TPG Funds and Public SPACs (herein referred to as “consolidated TPG Funds and Public SPACs”) pursuant to U.S. GAAP, as the Company’s predecessor was considered the primary beneficiary. Following the Reorganization and IPO, the Company no longer has a controlling financial interest in certain TPG Funds and continues to have a controlling financial interest in Public SPACs. Public SPACs are consolidated pursuant to U.S. GAAP. Consequently, the accompanying Condensed Consolidated Financial Statements include the assets, liabilities, revenues, expenses and cash flows of such certain consolidated Public SPACs. The ownership interest in certain TPG Funds held by entities or persons outside of TPG are reflected as other non-controlling interests in the accompanying Condensed Consolidated Financial Statements for fiscal years beginning prior to January 1, 2022. All of the management fees, performance allocations (as defined herein) and other amounts earned from the consolidated TPG Funds and Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated TPG Funds and Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc., its predecessor, or net income attributable to other non-controlling interests. TPG Funds’ investments (the “Portfolio Companies”) are considered affiliates due to the nature of the Company’s ownership interests.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

TPG first considers whether an entity is considered a VIE and therefore whether to apply the consolidation guidance under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation as voting interest entities (“VOE”) under the voting interest model.
An entity is considered to be a VIE if any of the following conditions exist: (i) the equity investment at risk is not sufficient to finance the activities of the entity without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk lack the power to direct the activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, and (iii) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights. For limited partnerships, partners lack power if neither (i) a simple majority or lower threshold (including a single limited partner) with equity at risk is able to exercise substantive kick-out rights through voting interests over the general partner, nor (ii) limited partners with equity at risk are able to exercise substantive participating rights over the general partners.
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
The TPG Funds do not consolidate wholly-owned, majority-owned or controlled investments in Portfolio Companies, nor do the TPG Funds account for investments in Portfolio Companies over which they exert significant influence under the equity method of accounting. Rather, these investments are carried at fair value as described below in the section entitled Fair Value Measurement. As of December 31, 2021, the Company no longer consolidates such TPG Funds (see Note 1 to the Condensed Consolidated Financial Statements).
Investments
Investments consist of investments in private equity funds, real estate funds, hedge funds and credit funds, including our share of any performance allocations and equity method and other proprietary investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Condensed Consolidated Statements of Operations.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and its estimated fair value is recognized as an impairment when the loss is deemed other than temporary.
The TPG Funds are considered investment companies under ASC 946, Financial Services – Investment Companies (“ASC 946”). The Company, along with the TPG Funds, applies the specialized accounting promulgated in ASC 946 and, as such, neither the Company nor the TPG Funds consolidate wholly-owned, majority-owned and/or controlled Portfolio Companies. The TPG Funds record all investments in the Portfolio Companies at fair value. Investments in publicly traded securities are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment.
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
The carrying value of investments classified as Equity Method — Performance Allocations and Capital Interests approximates fair value, because the underlying investments of the unconsolidated TPG Funds are reported at fair value.
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
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$222,742	$158,589	$427,550	$312,518
Fee Credits	(1,563)	(7,323)	(9,892)	(8,861)
Monitoring fees	3,543	4,815	7,544	9,671
Transaction fees	13,301	10,981	42,510	31,139
Incentive fees	4,833	(2,366)	4,833	—
Expense reimbursements and other	47,099	30,356	90,415	60,740
Total fees and other	289,955	195,052	562,960	405,207

Performance allocations	(387,485)	1,893,112	412,473	2,839,246
Capital interests	(10,752)	92,899	26,995	141,343
Total capital allocation-based (loss) income	(398,237)	1,986,011	439,468	2,980,589

Total revenues	$(108,282)	$2,181,063	$1,002,428	$3,385,796

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fees and Other
Fees and other are accounted for as contracts with customers under Accounting Standard Codification (“ASC”) (Topic 606): Revenue from Contracts with Customers (“ASC 606”). The guidance for contracts with customers provides a five-step framework that requires the Company to (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when the Company satisfies its performance obligations. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts (b)
Management Fees	TPG Funds, limited partners and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets - other
Incentive Fees	TPG Funds and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG Funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time.	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
_________________
(a)There were no significant judgments made in evaluating when a customer obtains control of the promised service for performance obligations satisfied at a point in time.
(b)See Note 10 to the Condensed Consolidated Financial Statements for amounts classified in due from affiliates.
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
Monitoring Fees
The Company provides monitoring services to certain Portfolio Companies in exchange for a fee, which is recognized over time as services are rendered. Under the terms of the management agreements with certain TPG Funds, a portion of the monitoring fees received from Portfolio Companies may produce Fee Credits (as defined below) which reduce TPG Funds’ management fees due to the Company. After the monitoring contract is established, there are no significant judgments made in determining the transaction price.
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
Fee Credits
Under the terms of the management agreements with certain TPG Funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from Portfolio Companies (“Fee Credits”). Investment funds receive the benefit of Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with reimbursements of specialized operational services associated with providing specialized operations and consulting services to the funds and Portfolio Companies. Fee Credits are recognized by investment funds concurrently with the recognition of monitoring fees and transaction fees. Since Fee Credits are payable to investment funds, amounts of Fee Credits are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee Credits are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. Fee Credits payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
Incentive Fees
The Company provides investment management services to certain TPG funds and other vehicles in exchange for a management fee as discussed above and, in some cases, an incentive fee when the Company is not entitled to performance allocations, as further discussed below. Incentive fees are considered variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of the measurement period when the performance-based incentive fees become fixed and determinable. After the contract is established, there are no significant judgments made when determining the transaction price.
Expense Reimbursements and Other
In providing investment management and advisory services to TPG funds and monitoring services to the Portfolio Companies, TPG routinely contracts for services from third parties. In situations where the Company is viewed, for accounting purposes only, as having incurred these third-party costs on behalf of the TPG funds or Portfolio Companies, the cost of such services is presented net as a reduction of the Company’s revenues. In all other situations, the expenses and related reimbursements associated with these services are presented on a gross basis, which are classified as part of the Company’s expenses, and reimbursements of such costs are classified as expense reimbursements within revenues in the Condensed Consolidated Financial Statements. After the contract is established, there are no significant judgments made when determining the transaction price.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Capital Allocation-Based Income (Loss)
Capital allocation-based income (loss) is earned from the TPG Funds when the Company has a general partner’s capital interest and is entitled to a disproportionate allocation of investment income (referred to hereafter as “performance allocations”). The Company records capital allocation-based income (loss) under the equity method of accounting assuming the fund was liquidated as of each reporting date pursuant to each TPG Fund’s governing agreements. Accordingly, these general partner interests are accounted for outside of the scope of ASC 606.
Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, the Company’s economics in the entity do not involve an allocation of capital. See discussion above regarding “Incentive Fees”.
Performance allocations are allocated to the general partner based on cumulative fund performance as of each reporting date, and after specified investment returns to the funds’ limited partners are achieved. At the end of each reporting period, the TPG Funds calculate and allocate the performance allocations that would then be due to the general partner for each TPG Fund, pursuant to the TPG Fund governing agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments (and the investment returns to the funds’ limited partners) varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (i) positive performance resulting in an increase in the performance allocations allocated to the general partner or (ii) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations allocated to the general partner. In each case, performance allocations are calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative, recorded.
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG Fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG Funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at June 30, 2022 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG Funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction and monitoring fees from Portfolio Companies located in varying geographies. For the three and six months ended June 30, 2022 and 2021, over 10% of consolidated revenues were generated in the United States. For the three months ended June 30, 2022, 35%, 6% and 59% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the three months ended June 30, 2021, 82%, 3% and 15% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the six months ended June 30, 2022, 94%, 2% and 4% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. For the six months ended June 30, 2021, 77%, 3% and 20% of consolidated revenues were generated in the Americas, Europe/Middle East, and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the Portfolio Company is headquartered.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Prior to the IPO, all performance allocation payments in the form of legal form equity made to the Company’s partners were paid pro rata based on ownership percentages in the underlying investment partnership and accounted for as distributions on the equity held by such partners during such period. For the period in 2022 prior to the IPO, there were no performance allocations earned, allocated or distributed. Performance allocation compensation expense and accrued performance allocation compensation is the portion of performance allocations that TPG allocates to certain of its employees and certain other advisors of the Company. Performance allocations due to our partners and professionals are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and, until paid, are recognized as accrued performance allocation compensation. Accordingly, upon a reversal of performance allocations, the related compensation expense, if any, is also reversed.
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
As of June 30, 2022 and December 31, 2021, TPG PACE Beneficial II (“YTPG”) assets held in the Trust Accounts were deposited into a non-interest-bearing U.S. based trust account.
As of June 30, 2022, AfterNext HealthTech Acquisition Corp. (“AFTR”) assets held in the Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. As of December 31, 2021, these assets were deposited into a non-interest-bearing U.S. based trust account.
As of June 30, 2022 and December 31, 2021, TPG PACE Beneficial Finance (“TPGY”) assets held in the Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Derivative Liabilities of Public SPACs
Financial derivative assets and liabilities related to our consolidated Public SPACs’ investment activities consist of warrant liabilities and forward purchase agreements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, including our Senior Unsecured Term Loan, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Condensed Consolidated Statements of Financial Condition due to their short-term nature and in the case of our Senior Unsecured Term Loan due to its recent issuance in December 2021 and variable rate nature. At June 30, 2022 and December 31, 2021, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $238.8 million and $271.6 million, respectively,

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and the carrying value, excluding unamortized issuance costs, was $250.0 million at June 30, 2022 and December 31, 2021.
Due from and Due to Affiliates
The Company considers current and former limited partners of funds and employees, including their related entities, entities controlled by the Company’s Founders but not consolidated by the Company, Portfolio Companies of TPG Funds, and unconsolidated TPG Funds to be affiliates (“Affiliates”). Receivables from and payables to affiliates are recorded at their expected settlement amount in due from and due to affiliates in the Condensed Consolidated Financial Statements.
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
The Company elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases commenced prior to the adoption of the new standard and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. The Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the ROU asset and the lease liability. These costs often relate to the fixed payments for a proportionate share of real estate taxes, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for all lease classes. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC 842, Leases (“ASC 842”) and instead will recognize the lease payments as lease cost on a straight-

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

line basis over the lease term. Additionally, the Company elected the practical expedient which allows an entity to not reassess whether any existing land easements are or contain leases.
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
In response to the COVID-19 pandemic, the Financial Accounting Standards Board (“FASB”) provided relief under ASC 842. Under this relief, companies can make a policy election on how to treat lease concessions resulting directly from the COVID-19 pandemic, provided that the modified contracts result in total cash flows that are substantially the same or less than the cash flows in the original contract. The Company made the policy election to account for lease concessions that result from the COVID-19 pandemic as if they were made under enforceable rights in the original contract. Additionally, the Company made the policy election to account for these concessions outside of the lease modification framework described under ASC 842. The Company records accruals for deferred rental payments and recognizes rent abatements or concessions as variable lease costs in the periods incurred.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Condensed Consolidated Statements of Operations (See Note 11 to the Condensed Consolidated Financial Statements).
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
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to U.S. GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. For the six months ended June 30, 2022, the Company has not elected to apply the temporary optional expedients and exceptions and will reevaluate the application next quarter as a result of subsequent amendments to its credit facilities as further described in Note 8.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity, particularly when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU is applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company has no written call options classified in equity and as a result, the adoption of ASU 2021-04 did not have any impact to its Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    Investments
Investments consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Equity method - performance allocations	$4,868,177	$5,366,694
Equity method - capital interests (includes assets pledged of $469,228 and $492,276)	585,355	590,662
Equity method - fair value option	19,074	46,013
Equity method - other	12,054	7,778
Equity investments	31,138	97,899
Total investments	$5,515,798	$6,109,046
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) from investment activities
Net losses of equity method investments, fair value option	$(34,827)	$—	$(26,939)	$—
Net gains of equity method investments - other	719	42,201	948	113,306
Net (losses) gains from equity investments	(65,287)	(400)	(66,761)	899
Total net (losses) gains from investment activities	$(99,395)	$41,801	$(92,752)	$114,205
Equity Method Investments, Fair Value Option
As of June 30, 2022 and December 31, 2021, the Company held a 9.3% and 9.4% beneficial ownership interest in in Nerdy Inc. (“NRDY”), respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $19.1 million and $46.0 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent the Company’s proprietary equity investments. At June 30, 2022 and December 31, 2021, the Company held equity investments with readily determinable fair values of $31.1 million and $97.9 million, respectively.
As part of the Reorganization described in Note 1, all TPG Funds were deconsolidated as of December 31, 2021, thus the Company had no gains (losses) from investment activities of consolidated TPG Funds for the three and six months ended June 30, 2022. Net gains from investment activities of consolidated TPG Funds were $14.7 million and $7.1 million for the three and six months ended June 30, 2021, respectively.

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
As of June 30, 2022 and December 31, 2021, the fair value of the warrants and FPAs were $4.6 million and $13.0 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants and FPAs as of June 30, 2022 and December 31, 2021.
For the three and six months ended June 30, 2022, the Company recorded unrealized gains on warrants and FPAs totaling $5.8 million and $8.5 million, respectively. For the three and six months ended June 30, 2021, the Company recorded unrealized gains on warrants and FPAs totaling $96.7 million and $184.3 million, respectively.
The consolidated Public SPACs’ derivative instruments were as follows (in thousands):

	June 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments under Subtopic 815-20:
Liability derivatives:
Public warrants	$3,963	$11,662
Forward purchase agreements	605	1,386
Derivative liabilities of Public SPACs	$4,568	$13,048
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized losses, net on total return swaps	$—	$(2,940)	$—	$(9,159)
Realized losses, net on foreign currency forwards	—	(1,199)	—	(472)
Unrealized gains, net on total return swaps	—	7,080	—	6,870
Unrealized losses, net on foreign currency forwards	—	(134)	—	(222)
Total net gains (losses) on derivative instruments from investment activities of consolidated TPG Funds	—	2,807	—	(2,983)
Unrealized gains, net on public warrants	4,017	25,520	7,699	31,810
Unrealized gains, net on forward purchase agreements	1,806	71,203	781	152,513
Total unrealized gains on derivative instruments of Public SPACs	5,823	96,723	8,480	184,323
Net gains on derivative instruments	$5,823	$99,530	$8,480	$181,340

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities and those non-financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	June 30, 2022
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$19,074	$—	$—	$19,074
Equity investments	31,138	—	—	31,138
Total assets	$50,212	$—	$—	$50,212

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$3,963	$—	$—	$3,963
Forward purchase agreements	—	—	605	605
Total liabilities	$3,963	$—	$605	$4,568

	December 31, 2021
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$46,013	$—	$—	$46,013
Equity investments	97,899	—	—	97,899
Total assets	$143,912	$—	$—	$143,912

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$11,662	$—	$—	$11,662
Forward purchase agreements	—	—	1,386	1,386
Total liabilities	$11,662	$—	$1,386	$13,048
The valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used at June 30, 2022 and December 31, 2021 included a combination of the market approach and income approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity security assets
Balance, beginning of period	$—	$12,169	$—	$12,324
Realized gains, net	—	3,076	—	3,065
Unrealized losses, net	—	(2,350)	—	(2,733)
Purchases	—	468	—	705
Proceeds	—	(5,419)	—	(5,417)
Balance, end of period	$—	$7,944	$—	$7,944

Derivative liabilities
Balance, beginning of period	$2,411	$116,229	$1,386	$197,539
Unrealized gains, net	(1,806)	(76,203)	(781)	(157,513)
Balance, end of period	$605	$40,026	$605	$40,026
Total realized and unrealized gains and losses recorded for Level III investments are reported in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs and unrealized gains (losses) on derivative liabilities of consolidated TPG Funds and Public SPACs in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about investments categorized in Level III of the fair value hierarchy as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value June 30, 2022	Valuation Technique(s)	Unobservable Input(s) (a)	Range (Weighted Average) (b)

Liabilities
Forward purchase agreements	$605	Market comparables	Implied volatility	3.3%
	$605
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and six months ended June 30, 2022 and 2021, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2022	December 31, 2021
Investments (includes assets pledged of $469,228 and $492,276)	$5,453,531	$5,957,356
Due from affiliates	133,722	93,311
VIE-related assets	5,587,253	6,050,667
Potential clawback obligation	2,010,468	1,500,875
Due to affiliates	33,761	36,049
Maximum exposure to loss	$7,631,482	$7,587,591

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
RemainCo is obligated to fund its pro rata share of clawback obligations with respect to any TPG Fund (in proportion to the Base Entitlement with respect to such TPG Fund) either directly or through indemnity or similar obligations to the TPG Operating Group. In the event that the underlying assets of RemainCo are not sufficient to cover the clawback amount, the TPG Operating Group is obligated to cover any shortfall of the clawback. This shortfall covered by the TPG Operating Group would be required to be repaid by RemainCo out of future distributions.
Further, in the calendar years 2022, 2023 and 2024, if the amount otherwise available under the new discretionary performance allocation program is less than $110.0 million, $120.0 million and $130.0 million, respectively, our Chief Executive Officer can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10.0 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40.0 million.
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

Securitization Vehicles
During 2018, certain subsidiaries of the Company issued $200.0 million in privately placed securitization notes. Certain equity interests of these subsidiaries serve as collateral for the notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions. The notes issued by these VIEs are backed by the cash flows related to the Company’s equity method investments (“Participation Rights”) in certain funds. The Company determined that it is the primary beneficiary of the securitization vehicles because (i) its servicing responsibilities for the Participation Rights give it the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) its variable interests in the VIEs give the Company the obligation to absorb losses and the right to receive residual returns that could potentially be significant. In 2019, certain subsidiaries of the Company issued an additional $50.0 million in privately placed securitization notes.
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
As the primary beneficiary of these entities, the Company is exposed to credit, interest rate and market risk from the Participation Rights in the VIEs. However, the Company’s exposure to these risks did not change as a result of the transfer of Participation Rights to the VIEs. The Company may also be exposed to interest rate risk arising from the secured notes issued by the VIEs. The secured notes issued by the VIEs are shown on the Company’s Condensed Consolidated Statements of Financial Condition as secured borrowings, net of unamortized issuance costs as of June 30, 2022 and December 31, 2021 of $4.9 million and $5.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,188	$24,719
Restricted cash	13,135	13,135
Participation rights receivable (a)	469,228	492,276
Due from affiliates	435	1,146
Total assets	$492,986	$531,276

Accrued interest	$191	$191
Due to affiliates and other	170	22,470
Secured borrowings, net	245,105	244,950
Total liabilities	$245,466	$267,611
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8.    Credit Facilities
Senior Unsecured Term Loan
In December 2021, the Company entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. As of June 30, 2022 and December 31, 2021, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. During the three and six months ended June 30, 2022, the Company incurred interest expense of $0.9 million and $1.5 million, respectively, on the Senior Unsecured Term Loan.
In July 2022, the Company entered into an amended and restated term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”). The Amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with the Secured Overnight Financing Rate (“SOFR”), and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate.
Principal amounts outstanding under the Amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
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
During the six months ended June 30, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at June 30, 2022. During the year ended December 31, 2021, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, leaving a zero balance at December 31, 2021.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended June 30, 2022 and 2021, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of less than $0.1 million. During the six months ended June 30, 2022 and 2021, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of $0.1 million.
Secured Borrowings
The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company will pay additional interest equal to 4.00% per annum. Interest expense related to tranche A and tranche B secured borrowings for the three months ended June 30, 2022 and 2021 was approximately $3.4 million. Interest expense related to tranche A and tranche B secured borrowings for the six months ended June 30, 2022 and 2021 was approximately $6.7 million.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At June 30, 2022, the Company is in compliance with these covenants and conditions.
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
As of June 30, 2022, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $89.4 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $79.6 million against its net deferred tax assets of $89.4 million (resulting in net deferred tax assets after valuation allowance of $9.8 million) as of June 30, 2022, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, and concurrent with the Reorganization, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $17.5 million.
The Company’s effective tax rate was (3.2)% and 0.1% for the three months ended June 30, 2022 and 2021, respectively, and (30.2)% and 0.1% for the six months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) the Company was not subject to U.S. federal taxes prior to the Reorganization and (ii) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Applicable accounting standards provide that the Company estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and six months ended June 30, 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and six months ended June 30, 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
10.    Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Portfolio companies	$63,564	$42,067
Partners and employees	1,606	2,760
Other related entities	49,242	47,183
Unconsolidated VIEs	133,722	93,311
Due from affiliates	$248,134	$185,321

Portfolio companies	$11,603	$6,567
Partners and employees	59,128	125,429
Other related entities	82,931	658,954
Unconsolidated VIEs	33,761	36,049
Due to affiliates	$187,423	$826,999
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Senior Unsecured Revolving Credit Facility
In March 2011, the Company secured a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”) on behalf of an affiliate. In May 2018, the Company amended and restated the Senior Unsecured Revolving Credit Facility Agreement to, among other things, reduce commitments to $300.0 million, extend the maturity to May 2023 and redefine certain components of the financial covenants. In November 2020, the Company further amended and restated the facility to, among other things, release all collateral pledged under the prior amendment to the facility and to extend the maturity to November 2025. The interest rate for borrowings on the credit facility were calculated at the LIBOR rate at the time of the borrowing plus 1.75% (subject to credit rating based stepdowns).
In November 2021, the Company entered into a fourth amendment and restatement of the Senior Unsecured Revolving Credit Facility Agreement under which certain terms were modified, including that TPG Holdings, L.P. may elect to have (i) TPG Operating Group II, L.P. (f/k/a TPG Holdings II, L.P.) assume its obligations as borrower under the Senior Unsecured Revolving Credit Facility and (ii) correspondingly release TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P from their guarantees of the Senior Unsecured Revolving Credit Facility. TPG Holdings, L.P. made such election in conjunction with the Reorganization, upon which TPG Operating Group II, L.P. assumed its obligations as borrower under the Senior Unsecured Revolving Credit Facility, and TPG Holdings, L.P. was thereby released from its obligations as borrower thereunder. Correspondingly, TPG

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P were released from their guarantees of the Senior Unsecured Revolving Credit Facility.
During the six months ended June 30, 2022, the Company made no borrowings nor made repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at June 30, 2022. During the year ended December 31, 2021, the Company made no borrowings and made repayments of $50.0 million on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at December 31, 2021. At June 30, 2022 and December 31, 2021, $300.0 million was available to be borrowed under the terms of the credit facility.
During the three and six months ended June 30, 2022, the Company incurred no interest expense on the Senior Unsecured Revolving Credit Facility. During the three and six months ended June 30, 2021, the Company incurred interest expense on the Senior Unsecured Revolving Credit Facility of $0.3 million and $0.5 million, respectively.
In July 2022, the Company entered into a fifth amendment and restatement of the Senior Unsecured Revolving Credit Facility (the “Amended Senior Unsecured Revolving Credit Facility”) to among other things, (i) extend the maturity date of the revolving credit facility from November 2025 to July 2027, (ii) increase the aggregate revolving commitments thereunder from $300.0 million to $700.0 million and (iii) replace LIBOR as the applicable reference rate with SOFR and otherwise conform the credit facility to accommodate SOFR as the reference rate.
Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Company is also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG Funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the six months ended June 30, 2022 and 2021 totaled $63.1 million and $62.7 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG Funds or Portfolio Companies. The Company disclosed revenues in Note 2.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Financial Statements, totaled less than $0.1 million for the three and six months ended June 30, 2022, and $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company during the first quarter of 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million. For the six months ended June 30, 2022, such lease payments, which were paid to entities controlled by certain partners of the Company, totaled $2.4 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and six months ended June 30, 2022 were $5.3 million and $10.4 million, respectively.

Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized within expense reimbursements and other in the amount of $5.8 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively, and $11.3 million and $10.5 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022 and 2021, these related parties have made payments associated with these arrangements of $13.6 million and $12.8 million, respectively.
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
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 units at a price of $10.00 per unit for a total IPO price of $400.0 million. Each unit consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million, of which the Company is responsible for $24.9 million as of June 30, 2022.
In October 2020, TPGY, a SPAC, completed an initial public offering. TPGY sold 35,000,000 units at a price of $10.00 per unit for a total IPO price of $350.0 million. Each unit consists of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant. Prior to the IPO, TPGY entered into FPAs for an aggregate purchase price of $100.0 million, of which the Company is responsible for $17.0 million as of June 30, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11.    Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost (a):
Operating lease cost	$6,555	$9,256	$13,031	$18,802
Short-term lease costs	69	64	274	238
Variable lease cost	1,605	1,386	2,776	3,142
Sublease income	(688)	(1,504)	(2,220)	(3,007)
Total lease cost	$7,541	$9,202	$13,861	$19,175
Weighted-average remaining lease term			7.5	8.1
Weighted-average discount rate			4.07%	4.11%
___________
(a)Office rent expense for the three and six months ended June 30, 2022 was $7.0 million and $13.4 million, respectively. Office rent expense for the three and six months ended June 30, 2021 was $7.8 million and $16.1 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$14,364	$15,643
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	4,205	3,610
Non-cash right-of-use assets and lease liability termination	(13,554)	—
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of June 30, 2022 (in thousands):

Year Due	Lease Amount
Remainder of 2022	$9,125
2023	18,936
2024	25,202
2025	27,737
2026	24,397
Thereafter	81,683
Total future undiscounted operating lease payments	187,080
Less: imputed interest	(30,459)
Present value of operating lease liabilities	$156,621

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12.    Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At June 30, 2022 and December 31, 2021, the maximum obligations guaranteed under these agreements totaled $700.6 million and $715.0 million, respectively. At June 30, 2022, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2023	$30,000
December 2024	200,000
November 2025	300,000
June 2026	60,000
December 2026	79,569
June 2030	30,997
Thereafter	50
Total	$700,616
At June 30, 2022 and December 31, 2021, the outstanding amount of debt on obligations related to these guarantees was $290.8 million and $341.3 million, respectively.
Letters of Credit
The Company had $0.6 million and $0.7 million in letters of credit outstanding at June 30, 2022 and December 31, 2021, respectively.
Commitments
At June 30, 2022, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $207.6 million to the consolidated Public SPACs.
At June 30, 2022, the TPG Operating Group had unfunded investment commitments of $369.7 million to the TPG Funds, consolidated Public SPACs and other strategic investments.
Contingent Obligations (Clawback) With Affiliates

The governing agreements of the TPG funds that pay performance allocations generally include a clawback provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partners exceeds the amount the general partners are ultimately entitled to receive based on cumulative fund results.
At June 30, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Financial Statements.
At June 30, 2022, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,010.5 million on a pre-tax basis.
During the six months ended June 30, 2022, the general partners made no payments on the clawback liability.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Legal Actions and Other Proceedings
From time to time, the Company is involved in legal proceedings, litigation and claims incidental to the conduct of our business, including with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims against our Portfolio Companies that adversely affect the value of certain investments owned by TPG’s funds. The Company’s business is also subject to extensive regulation, which has and may result in the Company becoming subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including but not limited to the SEC, Department of Justice, state attorneys general, Financial Industry Regulatory Authority and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against the Company or its personnel.
The Company accrues a liability for legal proceedings in accordance with U.S. GAAP, in particular, the Company establishes an accrued liability for loss contingencies when a settlement arising from a legal proceeding is both probable and reasonably estimable. If the matter is not probable or reasonably estimable, no such liability is recorded. Examples of this include: (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have been started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to such matters. Even when the Company accrues a liability for a loss contingency such cases, there may be an exposure to loss in excess of any amounts accrued. Loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.
Based on information presently known by management, the Company has not recorded a potential liability related to any pending legal proceeding and is not subject to any legal proceedings that we expect to have a material impact on our operations, financial positions, or cash flows. It is not possible, however, to predict the ultimate outcome of all pending legal proceedings, and the claimants in the matter discussed below seek potentially large and indeterminate amounts. As such, although we do not consider such an outcome likely, given the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in the matter described below or certain other matters could have a material effect on the Company’s financial results in any particular period.
Since 2011, a number of Company-related entities and individuals, including David Bonderman and Jim Coulter, have been named as defendants/respondents in a series of lawsuits in the US, UK, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, are named in the suits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper.
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
In addition to the Luxembourg appeal, two cases in New York state court are active, and two cases in New York federal court are stayed, against TPG and Apax-related parties concerning the Hellas investment. Motions to dismiss by all defendants (or appeals and related thereto) are pending in the two active actions.
The Company believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Indemnifications
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of the Company’s funds have provided certain indemnities relating to environmental and other matters and has provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that the Company has made. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.
13.    Net Income Per Class A Common Share
Basic and diluted net income per share of Class A common stock is presented from January 13, 2022 through June 30, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.
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
In computing the dilutive effect that the exchange of TPG Operating Group partnership units would have on net income available to Class A common stock per share, TPG considered that net income available to holders of shares of Class A common stock would increase due to the elimination of non-controlling interests in the TPG Operating Group, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at the TPG Inc. level that has not previously been attributed to the non-controlling interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock (in thousands, except share and per share data):

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss	$(262,497)	$(99,693)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net loss subsequent to IPO	(262,497)	(105,398)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	4,058	5,881
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(128,869)	(133,781)
Net loss attributable to other non-controlling interests subsequent to IPO	(127,827)	(8,923)
Net (loss) income attributable to Class A Common Stockholders prior to distributions	(9,859)	31,425
Reallocation of earnings to unvested participating restricted stock units (a)	(2,416)	(2,040)
Net (loss) income attributable to Class A Common Stockholders - Basic	(12,275)	29,385
Net loss assuming exchange of non-controlling interest	(102,075)	(106,234)
Net loss attributable to Class A Common Stockholders - Diluted	$(114,350)	$(76,849)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	79,240,058	79,240,058
Exchange of Common Units to Class A Common Stock	229,652,641	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	308,892,699	308,892,699
Net income available to Class A common stock per share
Basic	$(0.15)	$0.37
Diluted	$(0.37)	$(0.25)
Dividends declared per share of Class A Common Stock (b)	$0.44	$0.44
___________
a)No undistributed losses were allocated to unvested participating restricted stock units during the three and six months ended June 30, 2022 as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
b)Dividends declared reflects the calendar date of the declaration for each distribution.
14.    Equity-Based Compensation
In conjunction with the IPO, TPG employees, certain of the Company’s executives and certain non-employees received grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting. These grants were issued as part of the IPO to promote broad ownership of the firm among its employees and further align its interests with those of its shareholders. As a result of the Reorganization and the IPO, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and indirect economic interests through RemainCo. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are the Company’s current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within our Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to both service-based vesting, primarily over a four to seven-year period from the date of grant or, in certain cases, to performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager discussed in Note 3 of the Condensed Consolidated Financial Statements, certain TPG partners and

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock (collectively with “TOG Units,” the “Other IPO-Related Awards”) subject to both service and performance conditions, which are deemed probable of achieving.
The following table summarizes the granted and outstanding awards for the three and six months ended June 30, 2022 (in millions, including share data):

	Shares / Units Granted for the six months ended June 30, 2022	Shares / Units Outstanding as of June 30, 2022	Compensation Expense for the three months ended June 30, 2022	Compensation Expense for the six months ended June 30, 2022	Unrecognized Compensation Expense as of June 30, 2022
Restricted Stock Units
Awards issued in conjunction with the IPO	10.2	9.6	$17.4	$35.4	$255.1
Ordinary Service- and Performance-Vesting	0.3	0.3	0.5	0.5	8.7

Executive Service-Vesting Awards	1.1	1.1	1.6	3.0	29.5
Executive Performance Condition Awards	1.1	1.1	1.3	2.4	15.8

Total Restricted Stock Units	12.7	12.1	$20.8	$41.3	$309.1

Other IPO-Related Awards
Unvested TOG Common Units	2.4	2.4	$6.3	$11.7	$53.4
Unvested Class A Common Stock	1.8	1.8	4.4	8.3	44.0
Total Other IPO-Related Awards	4.2	4.2	$10.7	$20.0	$97.4

	Unvested Units at IPO	Unvested Units Outstanding as of June 30, 2022	Compensation Expense for the three months ended June 30, 2022	Compensation Expense for the six months ended June 30, 2022	Unrecognized Compensation Expense as of June 30, 2022
TPH and RPH Units
TPH units	66.6	64.2	$93.0	$234.8	$1,383.7
RPH units	0.6	0.6	21.5	40.3	254.3
Total TPH and RPH Units	67.2	64.8	$114.5	$275.1	$1,638.0

Restricted Stock Units
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the 2021 Omnibus Equity Incentive Plan became effective. 30,694,780 shares of TPG Inc.’s Class A common stock have been authorized for issuance under the Omnibus Plan.

For the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense of $20.8 million and $41.3 million, respectively.

IPO and Ordinary Service-Vesting Awards
Under the Omnibus Plan, the Company granted equity awards that are subject to service-based vesting, primarily over a four to six-year period from the date of grant (“Service-Vesting Awards”). Holders of the Service-Vesting Awards participate in dividends whether the awards are unvested or vested.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company awarded 10.2 million of restricted stock units to employees and certain non-employees of the Company in conjunction with the IPO. Additionally, in the three months ended June 30, 2022, the Company issued 0.2 million of ordinary Service-Vesting Awards. The related expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.5 million and $5.9 million for the three and six months ended June 30, 2022, respectively. This excludes 2.2 million of restricted stock units granted to certain executives (“Executive Awards”) in conjunction with the IPO.
The fair value is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the six months ended June 30, 2022 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	10.4	29.52
Vested, settled	(0.2)	29.50
Forfeited	(0.4)	29.50
Balance at June 30, 2022	9.8	$29.52
As of June 30, 2022, there was approximately $260.3 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.0 years.
Ordinary Performance-Vesting Awards
Under the Omnibus Plan, the Company also granted 0.1 million of ordinary equity awards that are subject to both service and performance conditions (“Performance-Vesting Awards”). The weighted-average grant date fair value per share was $26.93 for these awards. For each of the three and six months ended June 30, 2022, the Company recorded equity-based compensation expense of $0.2 million. Further, as of June 30, 2022, there was approximately $3.5 million of total estimated unrecognized compensation expense related to unvested Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.6 years.
IPO Executive Awards
Under the Omnibus Plan, the Company also granted 2.2 million of Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders in conjunction with the IPO. The Executive Awards includes awards of (i) 1.1 million restricted stock units subject to service-based vesting over a five-year service period beginning with the second anniversary of the grant date ( “Executive Service-Vesting Awards”) and (ii) 1.1 million market and service based restricted stock units (“Executive Performance Condition Awards”). Each Executive Performance Condition Award is comprised of two parts: (i) a time-based component requiring a five-year service period (“Type I”) and (ii) a market price component with a target Class A common stock share price at either $44.25 within five years or $59.00 within eight years (“Type II”). Dividend equivalents are paid on vested and unvested Executive Service-Vesting Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Executive Performance Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.
The fair value of the Executive Service-Vesting Awards, $32.5 million, is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. Compensation expense for those awards is recognized on a straight-line basis. The grant date fair value of the Executive Performance Condition Awards made during the six month period ended June 30, 2022 was $18.2 million and was based on a Monte-Carlo simulation valuation model. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the rollforwards of the Company’s unvested Executive Awards for the six months ended June 30, 2022 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted	1.1	29.50	1.1	16.58
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at June 30, 2022	1.1	$29.50	1.1	$16.58

Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Grant Date Fair Value
Type I	$17.58
Type II	$15.59

Significant Assumptions	Type I	Type II
TPG Class A common stock share price as of valuation date	$29.50	$29.50
Volatility	35.0%	35.0%
Dividend Yield	4.0%	4.0%
Risk-free rate	1.46%	1.65%
Cost of Equity	10.7%	10.7%
As of June 30, 2022, there was approximately $29.5 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.5 years. There was approximately $15.8 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.3 years.
TPH and RPH Awards
We account for the TPH Units and RPH Units as compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $114.5 million and $275.1 million for the three and six months ended June 30, 2022, respectively. The Company did not recognize compensation expense for the three or six months ended June 30, 2021. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, we have allocated these expense amounts to our non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table rollforwards of the Company’s unvested TPH Units and RPH Units for the period commencing on January 13, 2022 and ending on June 30, 2022 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at January 13, 2022	34.0	$23.60	0.6	$457.10
Granted	32.6	25.08	—	—
Vested	(2.4)	25.08	—	—
Forfeited	—	—	—	—
Balance at June 30, 2022	64.2	$24.30	0.6	$457.10
As of June 30, 2022, there was approximately $1,638.0 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.

Other IPO-Related Awards
In accordance with ASC 718 the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the three and six months ended June 30, 2022 totaled $10.7 million and $20.0 million, respectively. The Company had no such expense for the three and six months ended June 30, 2021. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG, Inc. The weighted average grant date fair value of the TOG Units was $27.29 and of Class A common stock was $29.50. Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2022 was $97.4 million, of which our TOG Units and Class A common stock represented $53.4 million and $44.0 million, respectively.
15.    Equity
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of June 30, 2022, 79,240,058 shares of Class A common stock were outstanding, 229,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Condensed Consolidated Statements of Stockholders’ Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
On May 10, 2022, the Company’s board of directors declared and approved a cash dividend for the first quarter of 2022 in the amount of $0.44 per share of Class A common stock, which was paid on June 3, 2022 to holders of record of the Company’s Class A common stock as of May 20, 2022.
On August 9, 2022, the Company’s board of directors declared a quarterly dividend of $0.39 per share of Class A common stock of record at the close of business on August 19, 2022, payable on September 2, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

16.    Subsequent Events
Other than the events noted in Notes 8, 10 and 15, there have been no additional events since June 30, 2022 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Business Overview
We are a leading global alternative asset manager with approximately $126.7 billion in assets under management (“AUM”) as of June 30, 2022. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm through a 30-year history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-product investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
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
•Real Estate: We established our real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. Today, we are investing in real estate through three primary products, including (i) TPG Real Estate Partners (“TREP”), an opportunistic strategy that focuses on acquiring and building real estate platforms utilizing a distinct theme-based strategy, which often aligns with TPG’s broader thematic sector expertise, (ii) TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), an extension of

TREP which targets investments in stabilized or near stabilized real estate, and (iii) TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”), our publicly traded mortgage real estate investment trust (“REIT”).
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
Trends Affecting our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focused on attractive and resilient sectors of the global economy have historically contributed to the stability of our performance throughout market cycles.
The three months ended June 30, 2022 saw a continuation of themes that emerged during the first quarter of the year, namely heightened inflation, tightening financial conditions, and rising concerns regarding the state of the domestic and global economy. These factors, combined with lingering supply chain interruptions, rising energy costs, and ongoing collateral effects of the conflict between Russia and the Ukraine induced elevated volatility across asset classes as equity valuations compressed and credit spreads widened.
Inflation continued to rise across many major economies and was a central point of focus for policy makers and market participants alike in the quarter. In the U.S., headline consumer prices rose 8.6% year-over-year in May, the largest increase in over 40 years, and accelerated in June with a 9.1% increase. An 11.2% rise in gasoline prices from the month prior was a key driver of the June increase, with shelter and food prices also acting as major contributors. Core CPI, which excludes food and energy components, increased 5.9% year-over-year in June, slightly less than the 6.0% increase in May.
After raising the federal funds rates 25 basis points in March, the first increase since the start of the pandemic, the Federal Reserve increased rates by a further 50 basis points in May, and 75 basis points in both June and July, the latter representing the largest rate hike since 1994, and continues to indicate that more hikes are forthcoming.
The rate and economic environment caused U.S. Treasury yields to increase across the curve during the three months ended June 30, 2022, with relatively larger moves seen at the shorter end of the curve and the longer end flattening. 2-Year Treasuries ended the quarter yielding 2.93%, up from a 2.29% yield as of March 31, 2022. In June, the 10-Year Treasury yield rose to its highest level since 2011, reaching 3.48% before ending the quarter at 2.98%, up from the 2.32% yield where it began the quarter. Corporate bonds underperformed Treasuries as credit spreads widened in conjunction with the move in base rates. The move in High Yield credit spreads was significant, widening 244 basis points. U.S. High Yield and Investment Grade Bond indices fell 11.4% and 9.6%, respectively, in the quarter, though rallied into quarter-end to slightly curtail the negative returns.

In U.S. equities, the S&P 500 fell 16.4% in the second quarter of 2022, recording the worst quarterly performance since the onset of the COVID-19 pandemic and resulting in the worst first-half performance in over 50 years. The growth-oriented Nasdaq Composite underperformed the S&P 500, falling 22.4% in the quarter. While no S&P 500 sector was positive over the three-month period, defensive sectors such as consumer staples and utilities were the most resilient, limiting losses to mid-single digit percentages. Growth oriented sectors fared the worst, with information technology, communication services, and consumer discretionary sectors falling upwards of 20% in the quarter. The CBOE Volatility Index remained elevated, with an average daily closing level of 27.4 over the three months ended June 30, 2022.
The U.S. unemployment rate remained steady at 3.6% for the entirety of the quarter, with the economy continuing to add jobs and experience wage growth though at a slowing rate throughout the quarter. Average hourly wages grew 5.5%, 5.2%, and 5.1% over the last twelve months respectively in April, May and June, though still falling below the rate of inflation. Retail sales declined in May from the month prior and grew 1.0% in June. Consumer pessimism was further evidenced by the University of Michigan’s gauge of consumer sentiment which recorded its lowest reading ever in June.
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
Reorganization
On December 31, 2021, we undertook certain transactions as part of the Reorganization (as defined herein), which included transferring to RemainCo certain economic entitlements to performance allocations from certain of the TPG general partner entities as well as cash at the TPG Operating Group that related to those TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. We also transferred the TPG Operating Group’s co-investment interests in consolidated TPG Funds which led to the deconsolidation of those funds as of December 31, 2021. Additionally, we transferred certain other economic entitlements associated with certain other investments, including our investment in certain TPG funds we do not consolidate, our former affiliate and other equity method investments. This did not include certain of our strategic equity method investments, including Harlem Capital partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Subsequent to December 31, 2021 and in connection with our IPO, TPG Partners, LLC converted from a limited liability company to a Delaware corporation and changed its name to TPG Inc. and completed the remainder of the Reorganization on January 12, 2022. Following our incorporation, the Reorganization and the IPO, we are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies as of June 30, 2022. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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
We are not required under U.S. GAAP to consolidate the majority of investment funds we advise in our condensed consolidated financial statements because we do not have a more than insignificant variable interest. Pursuant to U.S. GAAP, we consolidate certain TPG funds and SPACs, which we refer to collectively as the “consolidated TPG Funds and Public SPACs,” in our condensed consolidated financial statements for certain of the periods we present. Management fees and performance allocations from the consolidated TPG Funds and Public SPACs are eliminated in the condensed consolidated financial statements. The assets and liabilities of the consolidated TPG Funds and Public SPACs are generally held within separate legal entities and, as a result, the liabilities of the consolidated TPG Funds and Public SPACs are non-recourse to us. Since we only consolidate a limited portion of our TPG investment funds, the performance of the consolidated TPG Funds and Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
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
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from an investment fund’s limited partners. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG Funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification Topic 810 – Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323 – Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest ownership of a portion of their equity interests over a service period of generally one to six years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO, we granted restricted stock units (“RSUs”) to executives and employees. Performance allocation payments in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO. Subsequent to the Reorganization and IPO, we account for these distributions as performance allocation compensation.
General, Administrative and Other. General and administrative expenses include costs primarily relate to professional services, occupancy, travel, communication and information services and other general operating items.
Depreciation and Amortization. Depreciation and amortization of tenant improvements, furniture and equipment and intangible assets are expensed on a straight-line basis over the useful life of the asset.
Interest Expense. Interest expense includes interest paid and accrued on our outstanding debt and the amortization of deferred financing costs.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs consists of interest expense and other expenses related primarily to professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these entities.
Investment Income
Net Gains (Losses) from Investment Activities. Realized gains (losses) may be recognized when we redeem all or a portion of an investment interest or when we receive a distribution of capital. Unrealized gains (losses) result from the appreciation (depreciation) in the fair value of our investments. Fluctuations in net gains (losses) from investment activities between reporting periods are primarily driven by changes in the fair value of our investment portfolio and, to a lesser extent, the gains (losses) on investments disposed of during the period. The fair value of, as well as the ability to recognize gains (losses) from, our investments is significantly impacted by the global financial markets. This impact affects the net gains (losses) from investment activities recognized in any given period. Upon the disposition of an investment, previously recognized unrealized gains (losses) are reversed and an offsetting realized gain (loss) is recognized in the period in which the investment is sold. Since our investments are carried at fair value, fluctuations between periods could be significant due to changes to the inputs to our valuation process over time.

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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenues
Fees and other	$289,955	$195,052	$562,960	$405,207
Capital allocation-based (loss) income	(398,237)	1,986,011	439,468	2,980,589
Total revenues	(108,282)	2,181,063	1,002,428	3,385,796
Expenses
Compensation and benefits:
Cash-based compensation and benefits	115,639	128,546	231,998	256,527
Equity-based compensation	145,140	—	331,051	—
Performance allocation compensation	(298,026)	—	225,112	—
Total compensation and benefits	(37,247)	128,546	788,161	256,527
General, administrative and other	77,671	61,166	179,935	114,296
Depreciation and amortization	8,558	1,522	17,257	2,886
Interest expense	4,731	4,026	9,369	7,947
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	155	—	347
Other	457	3,305	1,980	11,363
Total expenses	54,170	198,720	996,702	393,366
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(99,395)	41,801	(92,752)	114,205
Interest, dividends and other	782	5,508	986	6,487
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	14,675	—	7,059
Unrealized gains on derivative liabilities of Public SPACs	5,823	96,723	8,480	184,323
Interest, dividends and other	843	1,073	969	2,061
Total investment (loss) income	(91,947)	159,780	(82,317)	314,135
(Loss) income before income taxes	(254,399)	2,142,123	(76,591)	3,306,565
Income tax expense	8,098	1,681	23,102	4,809
Net (loss) income	(262,497)	2,140,442	(99,693)	3,301,756
Net income (loss) attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	73,901	(517)	137,459
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	12,634	—	6,898
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	1,162,989	966	1,752,300
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	890,918	5,256	1,405,099
Net income attributable to redeemable equity in Public SPACs	4,058	—	5,881	—
Net loss attributable to non-controlling interests in TPG Operating Group	(128,869)	—	(133,781)	—
Net loss attributable to other non-controlling interests	(127,827)	—	(8,923)	—
Net (loss) income attributable to TPG Inc. subsequent to Reorganization and IPO	$(9,859)	$—	$31,425	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income per share data:
Net income available to Class A common stock per share
Basic	$(0.15)	$—	$0.37	$—
Diluted	$(0.37)	$—	$(0.25)	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,240,058	—	79,240,058	—
Diluted	308,892,699	—	308,892,699	—
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues consisted of the following for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
Management fees	$222,742	$158,589	$64,153	40%
Transaction, monitoring and other fees, net	20,114	6,107	14,007	229%
Expense reimbursements and other	47,099	30,356	16,743	55%
Total fees and other	289,955	195,052	94,903	49%
Performance allocations	(387,485)	1,893,112	(2,280,597)	(120)%
Capital interests	(10,752)	92,899	(103,651)	(112)%
Total capital allocation-based (loss) income	(398,237)	1,986,011	(2,384,248)	(120)%
Total revenues	$(108,282)	$2,181,063	$(2,289,345)	(105)%
Fees and other revenues increased by $94.9 million, or 49%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase resulted from a $64.2 million increase in management fees, a $14.0 million increase in transaction, monitoring and other fees, net and a $16.7 million increase in expense reimbursements and other.
Management Fees. Management fees increased by $64.2 million, or 40%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by additional management fees from Rise Climate of $25.7 million, which held its initial close in the third quarter of 2021, TREP IV of $25.4 million, which held its initial close in January 2022 and Growth V of $4.1 million, which had its initial close in January 2022. NewQuest, which was acquired on July 1, 2021, also contributed an additional $6.6 million of management fees during the three months ended June 30, 2022. These increases were partially offset by a decrease in management fees of $6.2 million earned from TPG VII driven by lower assets under management during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Certain management fees in the three months ended June 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to TREP IV in the amount of $5.2 million. TREP IV had its initial closing in the first quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $14.0 million, or 229%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by a $10.1 million increase in transaction and incentive fees earned from portfolio companies in our Real Estate and Capital platforms and a $4.0 million increase in Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies.

Expense Reimbursements and Other. Expense reimbursements and other increased $16.7 million, or 55%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was largely driven by an increase in income from services rendered to TPG Funds of $7.8 million, additional reimbursements from TPG funds of $3.0 million and the administrative service fees from RemainCo totaling $5.3 million during the three months ended June 30, 2022.
Performance Allocations. Performance allocations decreased by $2,280.6 million, or 120%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This decrease was primarily driven by a 2% depreciation of our realized and unrealized portfolio during the three months ended June 30, 2022 compared to an 18% appreciation of our realized and unrealized portfolio during the three months ended June 30, 2021. Realized performance allocations for the three months ended June 30, 2022 and 2021 totaled $326.2 million and $361.6 million, respectively. Unrealized performance allocation losses for the three months ended June 30, 2022 totaled $713.7 million. Unrealized performance allocation gains for the three months ended June 30, 2021 totaled $1,531.5 million.
The table below highlights performance allocations for the three months ended June 30, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$(46,975)	$343,084	$(390,059)	(114)%
TPG VIII	(33,855)	524,855	(558,710)	(106)%
Asia VI (1)	(57,978)	33,905	(91,883)	(271)%
Asia VII	(30,561)	151,815	(182,376)	(120)%
THP I	(32,621)	300,837	(333,458)	(111)%
TES	1,345	4,864	(3,519)	(72)%
AAF	3,308	—	3,308	NM
Platform: Capital	(197,337)	1,359,360	(1,556,697)	(115)%
Growth III (1)	(13,191)	105,741	(118,932)	(112)%
Growth IV	(34,048)	98,333	(132,381)	(135)%
Growth V	4,772	38,055	(33,283)	(87)%
TTAD I	(8,399)	14,637	(23,036)	(157)%
TDM	6,505	15,028	(8,523)	(57)%
Platform: Growth	(44,361)	271,794	(316,155)	(116)%
Rise I	(15,002)	47,565	(62,567)	(132)%
Rise II	(7,191)	7,237	(14,428)	(199)%
Platform: Impact	(22,193)	54,802	(76,995)	(140)%
TREP III	(12,302)	52,586	(64,888)	(123)%
TAC+	(2,555)	—	(2,555)	NM
Platform: Real Estate	(14,857)	52,586	(67,443)	(128)%
TPEP	2,873	10,693	(7,820)	(73)%
NewQuest	5,590	—	5,590	NM
Strategic Capital	(769)	—	(769)	NM
Platform: Market Solutions	7,694	10,693	(2,999)	(28)%
Total TPG Operating Group Shared:	$(271,054)	$1,749,235	$(2,020,289)	(115)%

	Three Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	$(154)	$(107)	$(47)	(44)%
TPG VI	(3,574)	36,876	(40,450)	(110)%
Asia IV	(14)	463	(477)	(103)%
Asia V	(33,342)	27,513	(60,855)	(221)%
MMI	(1,073)	608	(1,681)	(276)%
TPG TFP	(12)	(7)	(5)	(71)%
Platform: Capital	(38,169)	65,346	(103,515)	(158)%
Growth II	(1,051)	3,001	(4,052)	(135)%
Growth II Gator	(1,205)	7,647	(8,852)	(116)%
Biotech III	(45,731)	43,606	(89,337)	(205)%
Biotech IV	(98)	1,549	(1,647)	(106)%
Biotech V	—	(4,050)	4,050	100%
Platform: Growth	(48,085)	51,753	(99,838)	(193)%
TREP II	(11,571)	15,886	(27,457)	(173)%
DASA - Real Estate	(148)	169	(317)	(188)%
Platform: Real Estate	(11,719)	16,055	(27,774)	(173)%
TSI	(4)	10,723	(10,727)	(100)%
Evercare	(18,454)	—	(18,454)	NM
Platform: Impact	(18,458)	10,723	(29,181)	(272)%
Total TPG Operating Group Excluded (2)	$(116,431)	$143,877	$(260,308)	(181)%
Total Performance Allocations	$(387,485)	$1,893,112	$(2,280,597)	(120)%
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
(2)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The decrease in total performance allocations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily driven by lower realized and unrealized appreciation in TPG VII, TPG VIII, Asia V, Asia VI, THP I, Growth IV and Biotech III.
As of June 30, 2022, accrued performance allocations for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.2 billion. As of June 30, 2022, accrued performance allocations for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.6 billion.
Capital Interests. Capital interests income decreased by $103.7 million, or 112%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by a decrease in income from our investments in TPG VII, TPG VIII, Asia VI, Asia VII and THP I in our Capital platform, Growth III in our Growth platform and TRTX in our Real Estate platform.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $12.9 million, or 10%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by a $28.9 million decrease in accrued bonuses for senior professionals for the three months ended June 30, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. This decrease was partially offset by increases in salaries and benefits and accrued bonuses of $9.0 million and $3.3 million, respectively, driven by an increase in headcount for the three months ended June 30, 2022.
Equity-based Compensation. Equity-based compensation expense increased by $145.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily attributable to the Reorganization and IPO, which resulted in a $125.2 million expense associated with unvested units granted to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as a $20.0 million expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022. We had no such expense during the three months ended June 30, 2021.
Performance Allocation Compensation. Performance allocation compensation decreased by $298.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was attributable to the change in fair value of performance allocations attributable to our partners and professionals. We had no such expense during the three months ended June 30, 2021 as we were a private partnership.
General, Administrative and Other. General and administrative expenses increased by $16.5 million, or 27%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by a $3.9 million increase in office overhead and other, a $5.0 million increase in professional fees primarily due to increased legal fees, a $4.1 million increase in travel related expenses due to a return to travel as COVID-19 restrictions ease and headcount growth, and a $3.0 million increase in reimbursable expenses incurred on behalf of TPG Funds.
Depreciation and Amortization. Depreciation and amortization increased by $7.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily due to the amortization of intangible assets during the three months ended June 30, 2022, related to the acquisition of NewQuest on July 1, 2021.
Interest Expense. Interest expense increased by $0.7 million, or 18%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by the $0.6 million interest expense on the Senior Unsecured Term Loan.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $3.0 million, or 87%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by a $0.8 million decrease in non-recurring professional services expenses from TPG Pace Tech Opportunities Corp., which completed its business combination in September 2021, and a $1.1 million decrease in other expenses for TPG Pace Beneficial Corp.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities decreased by $141.2 million to a loss of $99.4 million for three months ended June 30, 2022 from a gain of $41.8 million for the three months ended June 30, 2021. The loss recognized during the three months ended June 30, 2022 is primarily attributable to losses of $63.6 million and $34.8 million incurred from our investments in Vacasa, Inc and NRDY, respectively. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021.
Interest, Dividends and Other. Interest, dividends and other decreased by $4.7 million, or 86%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by unrealized gains of $5.0 million recorded during the three months ended June 30, 2021 on the non-financial derivative liability consisting of an embedded contingent zero strike price forward contract granted to an investor as part of the purchase of a non-controlling interest in the Holdings Companies.
Net Losses from Investment Activities of Consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs had no activity during the three months ended June 30, 2022 compared to $14.7 million for the three months ended June 30, 2021. Following the Reorganization, the Company no longer consolidates TPEP as the Company does not have a controlling financial interest.

Unrealized Gains on Derivative Liabilities of Public SPACs. The $5.8 million and $96.7 million of unrealized gain on derivative instruments recognized during the three months ended June 30, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs decreased by $0.2 million, or 21%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily driven by no longer recognizing dividends from our previously consolidated hedge fund, TPEP, which was deconsolidated following certain Reorganization activities on December 31, 2021 as the Company no longer has a controlling financial interest.
Income Tax Expense. Income tax expense increased by $6.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily related to the incorporation of TPG Inc. as part of the Reorganization and IPO during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues consisted of the following for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
Management fees	$427,550	$312,518	$115,032	37%
Transaction, monitoring and other fees, net	44,995	31,949	13,046	41%
Expense reimbursements and other	90,415	60,740	29,675	49%
Total fees and other	562,960	405,207	157,753	39%
Performance allocations	412,473	2,839,246	(2,426,773)	(85)%
Capital interests	26,995	141,343	(114,348)	(81)%
Total capital allocation-based income	439,468	2,980,589	(2,541,121)	(85)%
Total revenues	$1,002,428	$3,385,796	$(2,383,368)	(70)%
Fees and other revenues increased by $157.8 million, or 39% during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase resulted from a $115.0 million increase in management fees, a $13.0 million increase in transaction, monitoring and other fees, net and a $29.7 million increase in expense reimbursements and other.
Management Fees. Management fees increased by $115.0 million, or 37%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by additional management fees from Rise Climate of $53.9 million, which held its initial close in the third quarter of 2021, TREP IV of $34.0 million, which held its initial close in January 2022, Growth V of $11.9 million, which had its initial close in January 2022, and TPG VIII of $6.5 million. NewQuest, which was acquired on July 1, 2021, also contributed an additional $13.3 million of management fees during the six months ended June 30, 2022. These increases were partially offset by a decline in management fees of $12.4 million earned from TPG VII driven by lower assets under management during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Certain management fees in the six months ended June 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing third quarter of 2021.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $13.0 million, or 41%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase during the six months ended June 30, 2022 was primarily driven by increased transaction fees of $6.3 million earned from portfolio companies in our Real Estate and Capital platforms and an increase of $6.7 million in our Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies.
Expense Reimbursements and Other. Expense reimbursements and other increased by $29.7 million, or 49%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by a $10.1 million increase in income from services rendered to TPG funds, $8.3 million in additional reimbursements from TPG funds, and $10.4 million in administrative service fees from RemainCo received during the six months ended June 30, 2022.
Performance Allocations. Performance allocations decreased by $2,426.8 million to $412.5 million, or 85%, for the six months ended June 30, 2022 compared to $2,839.2 million for the six months ended June 30, 2021. This decrease was primarily driven by a 4% appreciation of our realized and unrealized portfolio during the six months ended June 30, 2022 compared to a 31% appreciation of our realized and unrealized portfolio during the six months ended June 30, 2021. Realized performance allocations for the six months ended June 30, 2022 and 2021 totaled $911.9 million and $495.3 million, respectively. Unrealized performance allocation losses for the six months ended June 30, 2022 totaled $499.4 million. Unrealized performance allocation gains for the six months ended June 30, 2021 totaled $2,344.0 million, respectively.
The table below highlights performance allocations for the six months ended June 30, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Six Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$364,204	$686,600	$(322,396)	(47)%
TPG VIII	153,669	587,484	(433,815)	(74)%
Asia VI (1)	(35,025)	229,633	(264,658)	(115)%
Asia VII	40	202,350	(202,310)	(100)%
THP I	(11,601)	327,938	(339,539)	(104)%
TES	10,306	4,864	5,442	112%
AAF	24,606	—	24,606	NM
Platform: Capital	506,199	2,038,869	(1,532,670)	(75)%
Growth III (1)	(41,094)	75,826	(116,920)	(154)%
Growth IV	(20,115)	209,029	(229,144)	(110)%
Growth V	16,163	45,627	(29,464)	(65)%
TTAD I	(1,159)	30,559	(31,718)	(104)%
TDM	17,076	32,135	(15,059)	(47)%
Platform: Growth	(29,129)	393,176	(422,305)	(107)%
Rise I	(17,630)	37,626	(55,256)	(147)%
Rise II	(7,713)	7,237	(14,950)	(207)%
Platform: Impact	(25,343)	44,863	(70,206)	(156)%
TREP III	33,765	63,190	(29,425)	(47)%
Platform: Real Estate	$33,765	$63,190	$(29,425)	(47)%

	Six Months Ended June 30,
	2022	2021	Change	%

	($ in thousands)
TPEP	$9,374	$11,366	$(1,992)	(18)%
NewQuest	13,458	—	13,458	NM
Strategic Capital	(2,793)	—	(2,793)	NM
Platform: Market Solutions	20,039	11,366	8,673	76%
Total TPG Operating Group Shared:	$505,531	$2,551,464	$(2,045,933)	(80)%
TPG Operating Group Excluded:
TPG IV	$(159)	$2,609	$(2,768)	(106)%
TPG VI	(12,543)	25,778	(38,321)	(149)%
Asia IV	(42)	1,466	(1,508)	(103)%
Asia V	(21,308)	47,499	(68,807)	(145)%
MMI	(485)	867	(1,352)	(156)%
TPG TFP	(14)	(10)	(4)	(40)%
Platform: Capital	(34,551)	78,209	(112,760)	(144)%
Growth II	2,026	48,236	(46,210)	(96)%
Growth II Gator	2,761	67,988	(65,227)	(96)%
Biotech II	—	(342)	342	(100)%
Biotech III	(40,092)	50,230	(90,322)	(180)%
Biotech IV	(102)	1,549	(1,651)	(107)%
Biotech V	—	(4,095)	4,095	100%
Platform: Growth	(35,407)	163,566	(198,973)	(122)%
TREP II	(10,399)	37,829	(48,228)	(127)%
DASA—Real Estate	870	(2,491)	3,361	135%
Platform: Real Estate	(9,529)	35,338	(44,867)	(127)%
TSI	160	10,669	(10,509)	(99)%
Evercare	(13,731)	—	(13,731)	NM
Platform: Impact	(13,571)	10,669	(24,240)	(227)%
Total TPG Operating Group Excluded(2)	$(93,058)	$287,782	$(380,840)	(132)%
Total Performance Allocations	$412,473	$2,839,246	$(2,426,773)	(85)%
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
(2)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The decrease in total performance allocations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily driven by lower realized and unrealized appreciation in Asia VI, Growth III, Growth IV, Asia V, and Biotech III, partially offset by higher realized and unrealized appreciation in TPG VII, TPG VIII and TREP III.
As of June 30, 2022, accrued performance allocations for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.2 billion. As of June 30, 2022, accrued performance allocations for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.6 billion.
Capital Interests. Capital interests income decreased by $114.3 million, or 81%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by a decrease in income from our investments in TPG VII, TPG VIII, Asia VI, Asia VII and THP I in our Capital platform, Growth III in our Growth platform and TRTX in our Real Estate platform.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $24.5 million, or 10%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by a $56.5 million decrease in accrued bonuses for senior professionals for the six months ended June 30, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. This decrease was partially offset by increases in salaries and benefits and accrued bonuses of $17.6 million and $9.7 million, respectively, driven by an increase in headcount for the six months ended June 30, 2022.
Equity-based Compensation. Equity-based compensation expense increased by $331.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was attributable to the Reorganization and IPO, which resulted in $295.1 million of expense associated with unvested units granted to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as $35.9 million of expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022. We had no such expense during the six months ended June 30, 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $225.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was attributable to the recognition of partnership distributions to our partners and professionals as compensation expense following our IPO. We had no such expense during the six months ended June 30, 2021 as we were a private partnership.
General, Administrative and Other. General and administrative expenses increased by $65.6 million, or 57%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by a $34.2 million increase in office overhead and other, inclusive of a $20.6 insurance policy purchased in connection with the IPO. This increase was also driven by a $11.8 million increase in professional fees primarily due to increased legal and audit fees, a $3.9 million increase in travel related expenses due to a return to travel as COVID-19 restrictions ease and headcount growth, an increase of $5.9 million of expense associated with equity-based awards granted to certain non-employees of the Company and an increase in reimbursable expenses incurred on behalf of TPG Funds of $8.3 million.
Depreciation and Amortization. Depreciation and amortization increased by $14.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to the amortization of intangible assets during the six months ended June 30, 2022, related to the acquisition of NewQuest on July 1, 2021.
Interest Expense. Interest expense increased by $1.4 million, or 18%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by interest expense of $1.2 million on the Senior Unsecured Term Loan.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $9.7 million, or 83%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by $4.5 million decrease in non-recurring professional services expenses from TPG Pace Tech Opportunities Corp., which completed its business combination in September 2021, and a decrease of $3.3 million of other expenses for TPG Pace Beneficial Corp.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities decreased by $207.0 million, to a loss of $92.8 million for six months ended June 30, 2022 from a gain of $114.2 million for the six months ended June 30, 2021.The loss recognized during the six months ended June 30, 2022 is primarily attributable to $64.3 million and $26.9 million of losses incurred from our investments in Vacasa, Inc. and NRDY, respectively. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021.
Interest, Dividends and Other. Interest, dividends and other decreased by $5.5 million, or 85% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by unrealized gains of $5.0 million recorded during the six months ended June 30, 2021 on the non-financial derivative liability consisting of an embedded contingent zero strike price forward contract granted to an investor as part of a purchase of a non-controlling interest in the Holdings Companies.

Net Losses from Investment Activities of Consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs had no activity during the six months ended June 30, 2022 compared to $7.1 million for the six months ended June 30, 2021. Following certain Reorganization activities, the Company no longer consolidates TPEP as the Company does not have a controlling financial interest.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $8.5 million and $184.3 million of unrealized gain on derivative instruments recognized during the six months ended June 30, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs decreased by $1.1 million, or 53%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily driven by no longer recognizing dividends from our previously consolidated hedge fund, TPEP, which was deconsolidated following certain Reorganization activities on December 31, 2021 as the Company no longer has a controlling financial interest.
Income Tax Expense. Income tax expense increased by $18.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily related to the incorporation of TPG Inc. as part of the Reorganization and IPO during the six months ended June 30, 2022.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	June 30, 2022	December 31, 2021
($ in thousands)
Assets
Cash and cash equivalents	$1,177,825	$972,729
Investments	5,515,798	6,109,046
Due from affiliates	248,134	185,321
Other assets	635,926	670,452
Assets of consolidated TPG Funds and Public SPACs	1,009,400	1,024,465
Total assets	$8,587,083	$8,962,013

Liabilities, Redeemable Equity and Equity
Debt obligations	$444,035	$444,444
Due to affiliates	187,423	826,999
Accrued performance allocation compensation	3,412,415	—
Other liabilities	437,378	372,597
Liabilities of consolidated TPG Funds and Public SPACs	40,894	56,532
Total liabilities	$4,522,145	$1,700,572

Redeemable equity from consolidated Public SPACs	$1,000,900	$1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	$79	$—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	489,293	—
Accumulated deficit	(4,789)	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,579,225	4,654,821
Total equity	3,064,038	6,261,414
Total liabilities, redeemable equity and equity	$8,587,083	$8,962,013
Cash and cash equivalents increased $205.1 million primarily due to net proceeds of $391.3 million from our IPO in January 2022.
Investments decreased $593.2 million primarily due to a decrease in unrealized accrued performance fees of $498.5 million. Realized performance fees for the six months ended June 30, 2022 was $911.9 million. For the six months ended June 30, 2022, our investments have generated realized and unrealized portfolio appreciation of 4%.
Accrued performance allocation compensation increased $3,412.4 million primarily due to recognizing performance allocation compensation for the six months ended June 30, 2022 following our IPO.
Total equity decreased $3,197.4 million primarily due to the Reorganization and our IPO in January 2022, which transferred certain investments to RemainCo, reclassified certain performance allocations historically reflected as non-controlling interests to performance allocation compensation liabilities, and resulted in the issuance of approximately 79 million shares of Class A common stock and net proceeds of $793.4 million.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below shall have the same meaning as terms defined and included elsewhere in this Form 10-Q.
The following unaudited pro forma Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 presents our consolidated results of operations and gives pro forma effect to the Reorganization, the consummation of the initial public offering (the “IPO”) and other impacts of the IPO (see transactions described under Note 1, “Organization” in the notes to the financial statements), as if they had occurred January 1, 2020. The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of the Reorganization, in conjunction with the IPO that was completed on January 18, 2022. An unaudited pro forma condensed combined balance sheet is not presented because the Reorganization, IPO and the related transactions are fully reflected in the Company’s unaudited Condensed Consolidated Statement of Financial Condition for the three and six months ended June 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. The following unaudited pro forma condensed consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X, as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses.”
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
•The transfer of certain investments in TPG Funds to RemainCo resulted in the deconsolidation of those TPG Funds that have been consolidated in our historical combined financial statements with the exception of our Public SPACs.
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

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Three Months Ended June 30, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$195,052	$5,620	(3)	$—		$200,672
Capital allocation-based income	1,986,011	(6,804)	(1)	—		1,979,207
Total revenues	2,181,063	(1,184)		—		2,179,879

Expenses
Compensation and benefits:
Cash-based compensation and benefits	128,546	(32,445)	(5)	—		96,101
Equity-based compensation	—	—		107,545	(6)	125,643
				18,098	(7)
Performance allocation compensation	—	1,244,323	(5)	—		1,244,323
Total compensation and benefits	128,546	1,211,878		125,643		1,466,067
General, administrative and other	61,166	—		—		61,166
Depreciation and amortization	1,522	—		—		1,522
Interest expense	4,026	998	(4)	—		5,024
Expenses of consolidated entities:
Interest expense	155	(155)	(1)	—		—
Other	3,305	(426)	(1)	—		2,879
Total expenses	198,720	1,212,295		125,643		1,536,658

Investment income
Income from investments:
Net gains from investment activities	41,801	(34,229)	(1)	—		7,572
Interest, dividends and other	5,508	—		—		5,508
Investment income of consolidated entities:
Net gains from investment activities	14,675	(14,675)	(1)	—		—
Unrealized gains on derivative liabilities	96,723	—		—		96,723
Interest, dividends and other	1,073	(1,059)	(1)	—		14
Total investment income	159,780	(49,963)		—		109,817
Income before income taxes	2,142,123	(1,263,442)		(125,643)		753,038
Income tax expense	1,681	—		25,352	(8)	27,033
Net income	2,140,442	(1,263,442)		(150,995)		726,005
Less:
Net income attributable to redeemable equity in consolidated entities	73,901	—		—		73,901
Net income attributable to non-controlling interests in consolidated TPG Funds	12,634	(12,634)	(1)	—		—
Net income attributable to other non-controlling interests	1,162,989	49,788	(1)	143,085	(9)	567,229
		449,887	(2)
		880	(3)
		(156)	(4)
		(1,239,244)	(5)
Net income attributable to TPG Inc.	$890,918	$(511,963)		$(294,080)	(10)	$84,875

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,336,562
Diluted				308,989,203
Net income available to Class A common stock per share
Basic				$1.07
Diluted				$0.78

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Six Months Ended June 30, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$405,207	$11,350	(3)	$—		$416,557
Capital allocation-based income	2,980,589	(6,144)	(1)	—		2,974,445
Total revenues	3,385,796	5,206		—		3,391,002
Expenses
Compensation and benefits:
Cash-based compensation and benefits	256,527	(64,214)	(5)	—		192,313
Equity-based compensation	—	—		215,090	(6)	251,284
				36,194	(7)
Performance allocation compensation	—	1,845,918	(5)	—		1,845,918
Total compensation and benefits	256,527	1,781,704		251,284		2,289,515
General, administrative and other	114,296	—		—		114,296
Depreciation and amortization	2,886	—		—		2,886
Interest expense	7,947	1,996	(4)	—		9,943
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	347	(347)	(1)	—		—
Other	11,363	(297)	(1)	—		11,066
Total expenses	393,366	1,783,056		251,284		2,427,706
Investment income
Income from investments:
Net gains from investment activities	114,205	(86,563)	(1)	—		27,642
Interest, dividends and other	6,487	—		—		6,487
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	7,059	(7,059)	(1)	—		—
Unrealized gains on derivative liabilities of Public SPACs	184,323	—		—		184,323
Interest, dividends and other	2,061	(2,036)	(1)	—		25
Total investment income	314,135	(95,658)		—		218,477
Income before income taxes	3,306,565	(1,873,508)		(251,284)		1,181,773
Income tax expense	4,809	—		39,392	(8)	44,201
Net income	3,301,756	(1,873,508)		(290,676)		1,137,572
Less:
Net income attributable to redeemable equity in Public SPACs	137,459	—		—		137,459
Net income attributable to non-controlling interests in consolidated TPG Funds	6,898	(6,898)	(1)	—		—
Net income attributable to other non-controlling interests	1,752,300	100,227	(1)	168,632	(9)	868,233
		681,475	(2)
		1,777	(3)
		(312)	(4)
		(1,835,866)	(5)
Net income attributable to TPG Inc.	$1,405,099	$(813,911)		$(459,308)	(10)	$131,880

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,336,213
Diluted				308,988,854
Net income available to Class A common stock per share
Basic				$1.66
Diluted				$1.10
Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
1)This adjustment relates to Excluded Assets and is made up of the following components:
Impact of changes in economics of certain TPG general partner interests in TPG Funds:
The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets, as well as certain cash and amounts due to affiliates of the TPG Operating Group that relate to these TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. This adjustment results in a transfer of $56.6 million and $115.0 million from net income attributable to controlling interests to non-controlling interests for the three and six months ended June 30, 2021, respectively, and is reflected in the table below.
Transfer of other investments:
The TPG Operating Group also transferred the economic entitlements associated with certain other investments, including our investment in our former affiliate. For the three months ended June 30, 2021, the impact results in the exclusion of total revenues of $6.8 million and investment income of $34.2 million with a reduction to net income attributable to controlling interests of $34.6 million and non-controlling interest of $6.4 million. For the six months ended June 30, 2021, the impact results in the exclusion of total revenues of $6.1 million and investment income of $86.6 million with a reduction to net income attributable to controlling interests of $78.2 million and non-controlling interest of $14.5 million.
This does not include certain of our strategic equity method investments, including Harlem Capital Partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Deconsolidation of consolidated TPG Funds:
We transferred the TPG Operating Group’s co-investment interests in certain TPG Funds to RemainCo. These TPG Funds were historically consolidated and as a result of the transfer to RemainCo, are deconsolidated because we no longer hold a more than insignificant economic interest. For the three months ended June 30, 2021, this results in a reduction of $0.6 million of expenses and $15.7 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below. For the six months ended June 30, 2021, this results in a reduction of $0.6 million of expenses and $9.1 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below.

Impact Summary:
The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the Excluded Assets and deconsolidated TPG Funds:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
($ in thousands)	Exclusion of legacy entities	Exclusion of consolidated funds	Total	Exclusion of legacy entities	Exclusion of consolidated funds	Total
Revenues
Fees and other	$—	$—	$—	$—	$—	$—
Capital allocation-based income (loss)	(6,804)	—	(6,804)	(6,144)	—	(6,144)
Total revenues	(6,804)	—	(6,804)	(6,144)	—	(6,144)

Expenses
Compensation and benefits	—	—	—	—	—	—
General, administrative and other	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Expenses of consolidated TPG Funds and Public SPACs:			—			—
Interest expense	—	(155)	(155)	—	(347)	(347)
Other	—	(426)	(426)	—	(297)	(297)
Total expenses	—	(581)	(581)	—	(644)	(644)

Investment income
Income from investments:
Net gains (losses) from investment activities	(34,229)	—	(34,229)	(86,563)	—	(86,563)
Interest, dividends and other	—	—	—	—	—	—
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	—	(14,675)	(14,675)	—	(7,059)	(7,059)
Unrealized gains (losses) on derivative liabilities Public SPACs	—	—	—	—	—	—
Interest, dividends and other	—	(1,059)	(1,059)	—	(2,036)	(2,036)
Total investment income	(34,229)	(15,734)	(49,963)	(86,563)	(9,095)	(95,658)
Income before income taxes	(41,033)	(15,153)	(56,186)	(92,707)	(8,451)	(101,158)
Income tax expense	—	—	—	—	—	—
Net income (loss)	(41,033)	(15,153)	(56,186)	(92,707)	(8,451)	(101,158)
Less:
Net loss attributable to redeemable equity in Public SPACs	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	—	(12,634)	(12,634)	—	(6,898)	(6,898)
Net income (loss) attributable to other non-controlling interests	50,182	(394)	49,788	100,470	(243)	100,227
Net income (loss) attributable to controlling interests	$(91,215)	$(2,125)	$(93,340)	$(193,177)	$(1,310)	$(194,487)
2)This adjustment relates to the changes in economic entitlements that the holders of TPG Operating Group Common Units retain, and the associated reallocation of interests after the Reorganization. Specified Company Assets include certain TPG general partner entities to which the TPG Operating Group retained an economic entitlement and that are consolidated both before and after the Reorganization. As part of the Reorganization, the sharing percentage of the associated performance allocation income was reallocated between controlling and non-controlling interests. Subject to certain exceptions, we expect RemainCo to be entitled to between 10% and 15% of these Specified Company Assets’ related performance allocations, which we treat as non-controlling interests, and to allocate generally between 65% and 70% indirectly to our partners and professionals through performance allocation vehicles and Promote Units, with the remaining 20% available for distribution to the TPG Operating Group Common Unit holders. RemainCo’s entitlement to performance allocations associated with future funds will step down over time. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” in our Annual Report for the year ended December 31, 2021. In conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to our partners and professionals, have reduced the amount of cash-based bonuses historically paid to these individuals as further described in Note 5 below.
The primary impact of this is a reallocation from income attributable to controlling interests to income attributable to non-controlling interests. Specifically, this adjustment reflects reclassifications of $449.9 million and $681.5 million for the three and six months ended June 30, 2021, respectively, from net income attributable to controlling interests to net income attributable to other non-controlling interests.
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
The impact of the adjustment is an increase to interest expense of $1.0 million and $2.0 million with a corresponding impact to net income attributable to controlling interests and non-controlling interest holders for the three and six months ended June 30, 2021, respectively.
5)Reflects the reclassification of performance allocation amounts owed to senior professionals from other non-controlling interests to performance allocation compensation. Following the IPO, we account for partnership distributions to our partners and professionals as performance allocation compensation expense. As described in Note 2 above, we have adjusted our performance allocation sharing percentage and in conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to certain of our people, we are reducing the amounts of cash-based bonuses and increasing the performance allocation compensation expense. For the three months ended June 30, 2021, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $1,244.3 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $32.4 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $27.4 million and $5.0 million, respectively. Amounts have been derived based upon our historical results.
For the six months ended June 30, 2021, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $1,845.9 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $64.2 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $54.2 million and $10.0 million, respectively. Amounts have been derived based upon our historical results.
6)Our current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests in RemainCo as a result of the Reorganization and the IPO. The number of TPG Partner Holdings units outstanding at the time of the IPO total 245,397,431, of which 73,849,986 are unvested. The number of units outstanding related to our existing partners’ indirect economic interests in RemainCo at the time of the IPO total 198,040,459, of which 26,922,374 are unvested. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are our current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo are both presented as non-controlling interest holders within our Condensed Consolidated Financial Statements.

We account for the TPG Partner Holdings units and indirect economic interests in RemainCo as compensation expense in accordance with Accounting Standards Codification Topic 718 Compensation – Stock Compensation. The unvested TPG Partner Holdings units and unvested indirect economic interests in RemainCo will be charged to compensation and benefits as they vest over the remaining requisite service period on a straight-line basis. The vesting periods range from immediate vesting up to six years. Expense amounts for TPG Partner Holdings units have been derived utilizing a per unit value of $29.50 (the IPO price) and adjusting for factors unique to those units, multiplied by the number of unvested units, and will be expensed over the remaining requisite service period. Expense amounts for the unvested indirect interests in RemainCo have been derived based on the fair value of RemainCo, utilizing a discounted cash flow valuation approach, multiplied by the number of unvested interests, and will be expensed over the remaining requisite service period. These adjustments resulted in expenses for the three months and six months ended June 30, 2021 totaling $107.5 million and $215.1 million, respectively. There is no additional dilution to our stockholders, contractually these units are only related to our non-controlling interest holders, and there is no impact to the allocation of income and distributions to our stockholders. Therefore, we have allocated these expense amounts to our non-controlling interest holders. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” and “Item 13.––Certain Relationships and Related Transactions, and Director Independence—The TPG Operating Group Limited Partnership Agreements” in our Annual Report for the year ended December 31, 2021 for additional details on RemainCo.
7)At IPO, we granted to certain of our people RSUs with respect to approximately 9,280,000 shares of Class A common stock (although we are authorized to grant up to 4% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, which would be 12,277,912 shares of Class A common stock). Of these RSUs, we granted 8,229,960 shares of Class A common stock immediately following the completion of the IPO. These RSUs generally vest over four years in three equal installments on the second through fourth anniversaries of the grant date (with some grants vesting on shorter alternate vesting schedules), subject to the recipient’s continued provision of services to the Company or its affiliates through the vesting date. In addition, under TPG Inc.’s Omnibus Equity Incentive Plan, which was approved by our board of directors on December 7, 2021 and our shareholders on December 20, 2021 (the “Omnibus Plan”), we granted immediately following the IPO long-term performance incentive awards to certain of our key executives in the form of RSUs (certain of which have performance-vesting criteria) with respect to a total of 2,203,390 shares of Class A common stock. Furthermore, we have currently named two of our three independent directors, and granted RSUs to the two named independent directors with respect to 20,340 shares of Class A common stock, immediately following the IPO. This adjustment reflects compensation expense associated with the grants described above had they occurred at January 1, 2020. The grants of such RSUs results in recognition of compensation expense for the three and six months ended June 30, 2021 in the amount of $18.1 million and $36.2 million, respectively. These expenses are non-cash in nature and allocated to the Common Unit holders.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$878,680	$1,433,057
Less:
Provision for local and foreign income taxes	1,681	4,809
Net income attributable to redeemable interest in Public SPACs	73,901	137,459
Net income attributable to other non-controlling interests	424,143	699,601
Income before provision for income taxes attributable to TPG Operating Group	378,955	591,188
TPG Inc. blended statutory tax rate	0.00%	0.00%
Provision for TPG Inc. statutory income tax	—	—
Provision for local and foreign income taxes	1,681	4,809
Less: Prior recorded provision attributable to TPG	1,681	4,809
Adjustment to provision for income taxes	$—	$—

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
($ in thousands)	Offering Transaction Adjustment	Offering Transaction Adjustment
Income before provision for income taxes	$753,037	$1,181,773
Less:
Provision for local and foreign income taxes	1,681	4,809
Net income attributable to redeemable interest in Public SPACs	73,901	137,459
Net income attributable to other non-controlling interests	567,228	868,233
Income before provision for income taxes attributable to TPG Inc.	110,227	171,272
TPG Inc. blended statutory tax rate	23%	23%
Provision for income taxes	$25,352	$39,393
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

The computation of the pro forma income attributable to non-controlling interests in the TPG Operating Group is shown below.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$878,680	$1,433,057
Less:
Provision for local and foreign income taxes	1,681	4,809
Net income attributable to redeemable interest in Public SPACs	73,901	137,459
Allocable Income	803,098	1,290,789
Less:
TPG Inc.’s economic interest in the TPG Operating Group (a)	378,955	591,188
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$424,143	$699,601
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to note 6 herein.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
($ in thousands)	Offering Transaction Adjustment	Offering Transaction Adjustment
Income before provision for income taxes	$753,037	$1,181,773
Less:
Provision for local and foreign income taxes	27,033	44,201
Net income attributable to redeemable interest in Public SPACs	73,901	137,459
Allocable Income	652,103	1,000,113
Less:
TPG Inc.’s economic interest in the TPG Operating Group	84,874	131,880
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries (a)	567,229	868,233
Less: As adjusted pro forma income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	424,143	699,601
Adjustment to income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$143,086	$168,632
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
($ in thousands, except share and per share amounts)
Pro forma basic net income per share:
Numerator
Net income	$726,005	$1,137,572
Less: Net income attributable to participating securities	8,523	13,242
Net income attributable to redeemable interests in Public SPACs	73,901	137,459
Net income attributable to interests in other non-controlling interest	558,896	855,286
Net income attributable to Class A common stockholders – Basic	$84,685	$131,585
Denominator
Shares of Class A common stock outstanding – Basic	79,336,562	79,336,213
Basic net income per share	$1.07	$1.66
Pro forma diluted net income per share:
Numerator
Net income attributable to Class A common stockholders – Basic	84,685	131,585
Reallocation of net income assuming exchange of Common Units to Class A common stock	157,289	207,451
Net income attributable to Class A common stockholders – Diluted	$241,974	$339,036
Denominator
Weighted-average shares of Class A common stock outstanding – Basic	79,336,562	79,336,213
Vesting of restricted share awards	—	—
Exchange of Common Units to Class A common stock	229,652,641	229,652,641
Weighted-average shares of Class A common stock outstanding – Diluted	308,989,203	308,988,854
Diluted net income per share:	$0.78	$1.10
In computing the dilutive effect, if any, that equity-based awards would have on earnings per share, we consider the reallocation of net income between holders of Class A common stock and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
The following table sets forth our non-GAAP and pro forma non-GAAP financial measures after Reorganization and Offering Transaction Adjustments for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
($ in thousands)	Non-GAAP	Pro Forma Non-GAAP		Non-GAAP	Pro Forma Non-GAAP
Management fees	$155,264	$155,264		$309,493	$309,493
Transaction, monitoring, and other fees, net	9,045	9,045		35,167	35,167
Other income	11,186	14,402	(1)	23,787	28,434	(1)
Fee Related Revenues	175,495	178,711		368,447	373,094
Compensation and benefits, net	121,707	89,262	(2)	241,409	177,195	(2)
Operating expenses, net	44,547	44,547		84,197	84,197
Fee Related Expenses	166,254	133,809		325,606	261,392
Total Fee-Related Earnings	$9,241	$44,902		$42,841	$111,702
Realized performance allocations, net	176,698	4,239	(2), (3)	242,819	9,800	(2), (3)
Realized investment income and other, net	20,441	13,217	(4)	28,436	15,790	(4)
Depreciation expense	(1,526)	(1,526)		(2,881)	(2,881)
Interest expense, net	(3,801)	(4,799)	(5)	(7,439)	(9,435)	(5)
Distributable Earnings	$201,053	$56,033		$303,776	$124,976
Income taxes	(3,089)	(3,301)	(6)	(6,396)	(7,362)	(6)
After-Tax Distributable Earnings	$197,964	$52,732		$297,380	$117,614
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
2)This adjustment reflects the reduction of our cash-based bonuses we historically paid to our partners and professionals within compensation and benefits, net. Through the Reorganization, we have increased certain of our people’s share of performance allocations associated with the Specified Company Assets from approximately 50% to between 65% and 70%. The impact of this is a decrease in compensation and benefits, net of $32.4 million and $64.2 million for the three and six months ended June 30, 2021, respectively.
3)Realized performance allocations, net only include the amounts the TPG Operating Group is entitled to after gross realized performance allocations has been reduced by realized performance allocation compensation and non-controlling interests. Following the Reorganization, the TPG Operating Group receives approximately 20% of the future performance allocations associated with the general partner entities that we retained an economic interest in. This adjustment to our sharing percentage was made to allow us to reduce cash-based bonuses paid to our partners. The impact of this adjustment is a decrease in realized performance allocations, net of $172.5 million and $233.0 million for the three and six months ended June 30, 2021, respectively.
4)The difference in realized investment income and other, net is related to the transfer to RemainCo of the certain other investments that make up the Excluded Assets. The TPG Operating Group retained its interests in our strategic investments in NewQuest, Harlem Capital Partners, VamosVentures and LandSpire Group. This resulted in a decrease to realized investment income and other, net of $7.2 million and $12.6 million for the three and six months ended June 30, 2021.
5)This difference relates to additional interest expense from new financing the TPG Operating Group used to declare a distribution of $200.0 million to our controlling and non-controlling interest holders prior to the Reorganization and the IPO. The distribution was made with $200.0 million proceeds from the senior unsecured term loan issuance. The Senior Unsecured Term Loan carries an interest rate of LIBOR plus 1.00% and matures in December 2024. The impact of the adjustment is an increase to interest expense of $1.0 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
6)The difference in income tax expense is attributable to the corporate conversion. The income tax expense adjustment reflects TPG Inc.’s share of pro forma pre-tax distributable earnings, which equals 25.6%, multiplied by TPG Inc.’s effective tax rate of 23.0%.
Unaudited Pro Forma Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of the TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our TPG Funds and our co-investments in TPG Funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the below presentation as of June 30, 2022. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Condensed Consolidated Statement of Financial Condition to the non-GAAP Balance Sheet.

	As of
($ in thousands)	June 30, 2022	December 31, 2021	Pro Forma December 31, 2021
Book Assets
Cash and cash equivalents	$585,494	$242,370	$646,387	(1), (2)
Restricted cash	13,135	13,135	13,135
Accrued performance allocations	677,277	1,344,348	769,283	(3)
Investments in funds	554,316	559,810	559,810
Other assets, net	591,716	733,085	504,644	(1), (2)
Total Book Assets	$2,421,938	$2,892,748	$2,493,259
Book Liabilities
Accounts payable, accrued expenses and other	$40,095	$525,267	$308,421	(1), (2), (4)
Securitized borrowing, net	245,105	244,950	244,950
Senior unsecured term loan	198,930	199,494	199,494
Total Book Liabilities	$484,130	$969,711	$752,865
Net Book Value	$1,937,808	$1,923,037	$1,740,394	(5)
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

3)    Following the Reorganization, the TPG Operating Group and Common Unit holders receive approximately 20% of the future performance allocations associated with the general partner entities that we retain an economic interest in as described in Note 1 above. This adjustment reduces our share of accrued performance allocations by $575.1 million.
4)    Reflects a Tax Receivable Agreement liability of $10.4 million related to the reorganization of TPG into a corporation and associated offering transactions.
5)    Represents the impact to the net book value of the TPG Operating Group after the IPO transaction adjustments.
Reconciliations to U.S. GAAP Measures
The following table reconciles the most directly comparable financial measures calculated and presented in the Unaudited Pro Forma U.S. GAAP Statement of Operations to our Unaudited Non-GAAP Pro Forma financial measures for the three and six months ended June 30, 2021:

($ in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total Pro Forma GAAP Net Income (loss)	$726,005	$1,137,572
Net income (loss) attributable to redeemable equity in Public SPACs	(73,901)	(137,459)
Net income attributable to other non-controlling interests	(351,016)	(582,829)
Share-based compensation expense	125,643	251,285
Unrealized performance allocations, net	(322,193)	(440,875)
Unrealized investment income	(59,972)	(145,691)
Unrealized gains on derivatives	(16,972)	(2,812)
Income tax expense	25,138	38,423
Other	—	—
Pro Forma After-tax Distributable Earnings	$52,732	$117,614
Income tax expense	3,301	7,362
Pro Forma Distributable Earnings	$56,033	$124,976
Realized performance fees, net	(4,239)	(9,800)
Realized investment income and other, net	(13,216)	(15,790)
Depreciation expense	1,526	2,881
Interest expense, net	4,798	9,435
Total Pro Forma Fee-Related Earnings	$44,902	$111,702

Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings (“DE”) is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable U.S. GAAP measure of net income. DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include (i) unrealized performance allocations and related compensation and benefit expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) net income (loss) attributable to non-controlling interests in consolidated entities, or (v) certain non-cash items, such as contingent reserves.
While we believe that the inclusion or exclusion of the aforementioned U.S. GAAP income statement items provides investors with a meaningful indication of our core operating performance, the use of DE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein. This measure supplements U.S. GAAP net income and should be considered in addition to and not in lieu of the results of operations presented accordance with U.S. GAAP discussed further under “—Key Components of our Results of Operations—Results of Operations” prepared in accordance with U.S. GAAP.
After-tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our consolidated statement of financial condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
We believe that while the inclusion or exclusion of the aforementioned U.S. GAAP income statement items provides investors with a meaningful indication of our core operating performance, the use of After-tax DE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein. This measure supplements U.S. GAAP net income and should be considered in addition to and not in lieu of the results of operations presented in accordance with U.S. GAAP discussed further under “—Key Components of our Results of Operations-Results of Operations.”
Fee-Related Earnings. Fee-Related Earnings (“FRE”) is a supplemental performance measure and is used to evaluate our business and make resource deployment and other operational decisions. FRE differs from net income computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts to exclude (i) realized performance allocations and related compensation expense, (ii) realized investment income from investments and financial instruments, (iii) net interest (interest expense less interest income), (iv) depreciation, (v) amortization and (vi) certain non-core income and expenses. We use FRE to measure the ability of our business to cover compensation and operating expenses from fee revenues other than capital allocation-based income. The use of FRE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein.
Fee-Related Revenues. Fee-related revenues is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) transaction, monitoring and other fees, net, and (iii) other income. Fee-related revenue differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.
Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with U.S. GAAP in that it is net of certain reimbursement arrangements. Fee-related expenses is used in management’s review of the business. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.

Fee-related revenues and fee-related expenses are presented separately in our calculation of non-GAAP measures in order to better illustrate the profitability of our FRE. The use of fee-related revenues and FRE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein.
Our calculations of DE, FRE, fee-related revenue and fee-related expenses may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
The following table sets forth our total FRE and DE for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in thousands)
Management fees	$222,686	$155,264	$425,417	$309,493
Transaction, monitoring, and other fees, net	21,168	9,045	47,924	35,167
Other income	12,018	11,186	23,063	23,787
Fee Related Revenues	255,872	175,495	496,404	368,447
Compensation and benefits, net	95,547	121,707	193,734	241,409
Operating expenses, net	58,522	44,547	108,884	84,197
Fee Related Expenses	154,069	166,254	302,618	325,606
Total Fee-Related Earnings	$101,803	$9,241	$193,786	$42,841
Realized performance allocations, net	60,175	176,698	182,367	242,819
Realized investment income and other, net	15,443	20,441	22,736	28,436
Depreciation expense	(1,468)	(1,526)	(3,039)	(2,881)
Interest expense, net	(4,255)	(3,801)	(8,686)	(7,439)
Distributable Earnings	$171,698	$201,053	$387,164	$303,776
Income taxes	(9,831)	(3,089)	(26,264)	(6,396)
After-Tax Distributable Earnings	$161,867	$197,964	$360,900	$297,380
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Fee-Related Revenues
Fee-related revenues increased by $80.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to additional management fees of $67.4 million.
Management Fees
The following table presents management fees in our platforms for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Capital	$81,380	$82,222
Real Estate	44,815	16,983
Impact	43,412	16,496
Growth	34,859	27,115
Market Solutions	18,220	12,448
Total Management Fees	$222,686	$155,264

The increase in management fees of $67.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was largely due to additional management fees of $27.8 million earned from the Real Estate platform, primarily as a result of the initial closing of TREP IV during the first quarter of 2022. Management fees generated from the Impact platform increased $26.9 million, primarily as a result of the launch of Rise Climate during the third quarter of 2021. Management fees generated from the Growth platform increased $7.7 million, primarily driven by additional capital raised in Growth V during the third quarter of 2021. The Market Solutions platform also contributed $5.8 million to the overall management fee increase primarily due to the acquisition of NewQuest in July 2021.
Certain management fees earned during the three months ended June 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to TREP IV in the amount of $5.2 million. TREP IV had its initial closing in 2022.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Market Solutions	$13,086	$6,573
Real Estate	4,831	(672)
Impact	1,725	998
Capital	1,257	2,022
Growth	269	124
Total Transaction, Monitoring, and Other Fees, Net	$21,168	$9,045
The increase in transaction, monitoring and other fees, net of $12.1 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributable to the Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies, as well as increased incentive fees earned from the Real Estate platform.
Other Income
The following table presents other income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Former affiliate funds	$6,689	$8,879
Other income	5,329	1,016
Other investments	—	1,291
Total Other Income(1)	$12,018	$11,186
___________
(1) Includes other income of $2.4 million during the three months ended June 30, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, there was no impact for the three months ended June 30, 2022.
The increase in other income of $0.8 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily resulted from the transfer of certain of our strategic investments to RemainCo on December 31, 2021. This was partially offset by an increase in other income related to income earned from RemainCo under the RemainCo administrative agreement.

Fee-Related Expenses
Fee-related expenses decreased by $12.2 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease was primarily comprised of lower compensation and benefits, net of $26.2 million, partially offset by increased operating expenses, net of $14.0 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Salaries and benefits	$48,903	$40,254
Bonuses(1)	47,198	80,738
Benefits and other	18,293	12,931
Reimbursements	(18,847)	(12,216)
Total Compensation and Benefits, Net	$95,547	$121,707
___________
(1)Includes bonus compensation of $32.4 million during the three months ended June 30, 2021 for TPG senior professionals that are paid as performance allocation rather than discretionary bonus beginning in 2022.
The decrease in compensation and benefits, net of $26.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to decreased bonuses of $33.5 million as a result of certain TPG senior professionals being compensated through discretionary realized performance allocations rather than discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries and benefits of $8.6 million, and benefits and other of $5.4 million as a result of additional headcount.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $58.5 million and $44.5 million for the three months ended June 30, 2022 and 2021, respectively.
The increase in operating expenses, net of $14.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to an increase in professional fees of $5.8 million, travel expenses of $5.2 million, and other administrative costs of $4.7 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $60.2 million during the three months ended June 30, 2022. Realized performance allocations, net include gross realized performance allocations of $359.0 million, net of realized performance allocations to TPG affiliated partners of $182.4 million during the three months ended June 30, 2021.

The following table presents realized performance allocations, net from our platforms for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Capital	$52,502	$90,099
Growth	6,473	72,710
Real Estate	1,086	13,687
Market Solutions	114	202
Impact	—	—
Total Realized Performance Allocations, Net(1)	$60,175	$176,698
___________
(1)Includes realized performance allocation, net of $172.5 million during the three months ended June 30, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.

Realized performance allocations, net of $60.2 million for the three months ended June 30, 2022 were largely generated from realizations of $19.4 million from Asia VII, $17.5 from TPG VIII, and $11.3 million from THP I within the Capital platform. Realizations within the Growth platform of $6.5 million were generated from TTAD I. The activity consisted of realizations sourced from portfolio companies, including Kelsey-Seybold Clinic, Greencross, Kaseya, FreedomPay and Icon Industrial.
Realized performance allocations, net of $176.7 million for the three months ended June 30, 2021 were largely generated from realizations of $75.4 million from TPG VI and $6.2 million from TPG IV within the Capital platform. Realizations of $25.2 million from Growth III, $22.7 from Growth II, and $18.6 million from Biotech III were generated within the Growth platform. Realizations within the Real Estate platform of $13.7 million were generated from Real Estate II. The realized performance allocation mainly consisted of amounts from portfolio companies including Creative Artists Agency, C3.ai (NYSE: AI), Arlington Office Parks, Evolution Media and Gelson’s Market.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Investments in TPG funds	$16,546	$22,717
Other investments	—	2,326
Non-core income (expense)	(1,103)	(4,602)
Total Realized Investment Income and Other, Net(1)	$15,443	$20,441
___________
(1)Includes realized investment income and other, net of $7.2 million during the three months ended June 30, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The decrease in realized investment income and other, net of $5.0 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 resulted primarily from the transfer of certain of our strategic investments to RemainCo on December 31, 2021, as well as decreased realizations from our investments in TPG Funds.

Depreciation
Depreciation expense decreased $0.1 million between the three months ended June 30, 2022 and 2021, respectively. There were no significant purchases or disposals that occurred during the period.
Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	($ in thousands)
Interest expense	$4,728	$4,026
Interest (income)	(473)	(225)
Interest Expense, Net	$4,255	$3,801
The increase in interest expense, net during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to incremental debt outstanding following borrowings under the Senior Unsecured Term Loan in December 2021.
Distributable Earnings
The decrease in DE for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to lower realized performance allocations, net, partially offset by higher fee-related revenues.
Income Taxes
Income taxes increased $6.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Fee-Related Revenues
Fee-related revenues increased by $128.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to additional management fees of $115.9 million.
Management Fees
The following table presents management fees in our platforms for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Capital	$161,820	$163,196
Impact	85,331	32,893
Real Estate	72,641	34,582
Growth	68,583	53,880
Market Solutions	37,042	24,942
Total Management Fees	$425,417	$309,493
The increase in management fees of $115.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was largely due to additional management fees of $52.4 million earned from the Impact platform, primarily as a result of the launch of Rise Climate during the third quarter of 2021. Management fees generated from the Real Estate platform increased $38.1 million, primarily as a result of the initial closing of TREP IV during the first quarter of 2022. Management fees generated from the Growth platform increased $14.7 million, primarily driven by additional capital raised in Growth V during the third quarter of 2021. The Market Solutions platform also contributed $12.1 million to the overall management fee increase primarily due to the acquisition of NewQuest in July 2021.
Certain management fees earned during the six months ended June 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing in 2021.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Market Solutions	$35,984	$26,708
Real Estate	4,831	2,751
Impact	3,470	2,046
Capital	3,231	3,482
Growth	408	180
Total Transaction, Monitoring, and Other Fees, Net	$47,924	$35,167
The increase in transaction, monitoring and other fees, net of $12.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily attributable to the Market Solutions platform as a result of higher levels of participation by our broker-dealer in the debt and equity capital markets activities of our portfolio companies, as well as increased fees earned from the Real Estate platform.
Other Income
The following table presents other income for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Former affiliate funds	$13,953	$19,469
Other income	9,110	1,461
Other investments	—	2,857
Total Other Income(1)	$23,063	$23,787
___________
(1) Includes other income of $6.7 million during the six months ended June 30, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, there was no impact for the six months ended June 30, 2022.
The decrease in other income of $0.7 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily resulted from the transfer of certain of our strategic investments to RemainCo on December 31, 2021. This was partially offset by an increase in other income related to income earned from RemainCo under the RemainCo administrative agreement.

Fee-Related Expenses
Fee-related expenses decreased by $23.0 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily comprised of lower compensation and benefits, net of $47.7 million, partially offset by increased operating expenses, net of $24.7 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Salaries and benefits	$96,746	$80,328
Bonuses(1)	95,852	159,097
Benefits and other	36,220	28,077
Reimbursements	(35,084)	(26,093)
Total Compensation and Benefits, Net	$193,734	$241,409
___________
(1)Includes bonus compensation of $64.2 million during the six months ended June 30, 2021 for TPG senior professionals that are paid as performance allocation rather than discretionary bonus beginning in 2022.
The decrease in compensation and benefits, net of $47.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to decreased bonuses of $63.2 million as a result of certain TPG senior professionals being compensated through discretionary realized performance allocations rather than discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries and benefits of $16.4 million, and benefits and other of $8.1 million as a result of additional headcount.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $108.9 million and $84.2 million for the six months ended June 30, 2022 and 2021, respectively.
The increase in operating expenses, net of $24.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in other administrative costs of $12.8 million, travel expenses of $6.4 million, and professional fees of $5.8 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $182.4 million during the six months ended June 30, 2022. Realized performance allocations, net include gross realized performance allocations of $492.7 million, net of realized performance allocations to TPG affiliated partners of $249.9 million during the three months ended June 30, 2021.

The following table presents realized performance allocations, net from our platforms for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Capital	$158,125	$126,897
Impact	14,297	—
Growth	8,660	92,907
Real Estate	1,110	22,813
Market Solutions	175	202
Total Realized Performance Allocations, Net(1)	$182,367	$242,819
___________
(1)Includes realized performance allocation, net of $233.0 million during the six months ended June 30, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.
Realized performance allocations, net of $182.4 million for the six months ended June 30, 2022 were largely generated from realizations in $108.1 from TPG VII, $19.4 million from Asia VII, and $17.5 million from TPG VIII within the Capital platform. Realizations within the Impact platform of $14.3 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies including McAfee (NASDAQ: MCFE), Kelsey-Seybold Clinics, Greencross, Kaseya and Renaissance Learning.
Realized performance allocations, net of $242.8 million for the six months ended June 30, 2021 were largely generated from realizations of $75.8 million from TPG VI, $19.9 million from Asia VI, and $15.1 million from TPG VIII within the Capital platform. Realizations within the Growth platform were $39.9 million from Growth III, $24.9 million from Growth II, and $19.4 million from Biotech III. Realizations within the Real Estate platform were $22.8 million from Real Estate II. The realized performance allocation mainly consisted of amounts from portfolio companies including Creative Artists Agency, C3.ai (NYSE: AI), Strive Communications, Arlington Office Parks and Evolution Media.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Investments in TPG funds	$50,579	$23,286
Other investments	—	11,388
Non-core income (expense)	(27,843)	(6,238)
Total Realized Investment Income and Other, Net(1)	$22,736	$28,436
___________
(1)Includes realized investment income and other, net of $12.6 million during the six months ended June 30, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The decrease in realized investment income and other, net of $5.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted primarily from the transfer of certain of our strategic investments to RemainCo on December 31, 2021, as well as decreased realizations of $6.2 million from our investments in TPG Funds driven by the Market Solutions, Impact, and Growth Platforms. The decrease was partially offset by reduced non-core IPO related transaction expenses of $3.5 million, which were incurred during the three months ended June 30, 2021.

Depreciation
Depreciation expense increased $0.2 million between the six months ended June 30, 2022 and 2021, respectively. There were no significant purchases or disposals that occurred during the period.
Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Interest expense	$9,359	$7,947
Interest (income)	(673)	(508)
Interest Expense, Net	$8,686	$7,439
The increase in interest expense, net during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to incremental debt outstanding following borrowings under the Senior Unsecured Term Loan in December 2021.
Distributable Earnings
The increase in DE for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to higher FRE, partially offset by lower realized performance allocations, net.
Income Taxes
Income taxes increased $19.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and six months ended June 30, 2022 and 2021:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in thousands)
GAAP Revenue	$(108,282)	$2,181,063	$1,002,428	$3,385,796
Capital-allocation based income (loss)	398,237	(1,986,011)	(439,468)	(2,980,589)
Expense reimbursements	(36,022)	(30,357)	(68,699)	(60,742)
Investment income and other	1,939	10,800	2,143	23,982
Fee-Related Revenue	$255,872	$175,495	$496,404	$368,447
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in thousands)
GAAP Expenses	$54,170	$198,720	$996,702	$393,366
Depreciation and amortization expense	(8,558)	(1,522)	(17,257)	(2,886)
Interest expense	(4,731)	(4,026)	(9,369)	(7,947)
Expenses related to consolidated TPG Funds and Public SPACs	(457)	(3,460)	(1,980)	(11,710)
Expense reimbursements	(36,022)	(30,355)	(68,699)	(60,740)
Performance allocation compensation	298,026	—	(225,112)	—
Equity-based compensation	(145,140)	—	(331,051)	—
Non-core expenses and other	(3,219)	6,897	(40,616)	15,523
Fee-Related Expenses	$154,069	$166,254	$302,618	$325,606

Net income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in thousands)
Net (loss) Income	$(262,497)	$2,140,442	$(99,693)	$3,301,756
Net (income) loss attributable to redeemable interests in Public SPACs	(4,058)	(73,901)	(5,364)	(137,459)
Net (income) loss attributable to non-controlling interests in consolidated TPG Funds	—	(12,634)	—	(6,898)
Net loss (income) attributable to other non-controlling interests	127,827	(998,500)	8,923	(1,487,565)
Amortization expense	3,083	—	6,355	—
Equity-based compensation	146,023	—	336,485	—
Unrealized performance allocations, net	119,222	(747,002)	83,273	(1,149,570)
Unrealized investment income	31,201	(93,469)	28,610	(220,072)
Unrealized loss (gain) on derivatives	(37)	(16,972)	(722)	(2,812)
Income tax	(1,848)	—	(3,149)	—
Non-recurring and other	2,951	—	6,182
After-tax Distributable Earnings	$161,867	$197,964	$360,900	$297,380
Income taxes	9,831	3,089	26,264	6,396
Distributable Earnings	$171,698	$201,053	$387,164	$303,776
Realized performance allocations, net	(60,175)	(176,698)	(182,367)	(242,819)
Realized investment income and other, net	(15,443)	(20,441)	(22,736)	(34,602)
Depreciation expense	1,468	1,526	3,039	2,880
Interest expense, net	4,255	3,801	8,686	7,439
Other	—	—	—	6,167
Fee-Related Earnings	$101,803	$9,241	$193,786	$42,841

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
Total GAAP Assets	$8,587,083
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(7,431)
Assets held in Trust Account	(1,000,900)
Due from affiliates	(74)
Other assets	(995)
Subtotal for consolidated TPG Funds and Public SPACs	(1,009,400)
Impact of other consolidated entities
Cash and cash equivalents	(592,332)
Due from affiliates	(124,020)
Investments	(4,284,205)
Other assets	(178,576)
Subtotal for other consolidated entities	(5,179,133)
Reclassification adjustments (1)
Due from affiliates	(59,499)
Investments	(1,231,593)
Accrued performance allocations	677,277
Investments in funds	554,316
Other assets	82,887
Subtotal for reclassification adjustments	23,388
Total Book Assets	$2,421,938

($ in thousands)	June 30, 2022
Total GAAP Liabilities	$4,522,145
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(1,326)
Derivative liabilities of Public SPACs	(4,568)
Deferred underwriting	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(40,894)
Impact of other consolidated entities
Accounts payable and accrued expenses	(200,461)
Due to affiliates	(178,538)
Accrued performance allocation compensation	(3,402,071)
Other liabilities	(216,881)
Subtotal for other consolidated entities	(3,997,951)
Reclassification adjustments (1)
Accounts payable and accrued expenses	28,261
Due to affiliates	(8,884)
Other liabilities	(18,547)
Subtotal for reclassification adjustments	830
Total Book Liabilities	$484,130
Total GAAP Redeemable equity from consolidated Public SPACs	$1,000,900
Impact of consolidated TPG Funds and Public SPACs (2)	(1,000,900)
Total Book Redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$3,064,038
Impact of consolidated TPG Funds and Public SPACs	32,394
Impact of other consolidated entities	(1,181,182)
Reclassification adjustments (1)	22,558
Net Book Value	$1,937,808
___________
(1)Certain amounts were reclassified to reflect how we utilize our non-GAAP balance sheet measures. We separately analyze our investments on a non-GAAP basis between accrued performance fees and other investments, which consists of co-investments into our funds and other equity method investments. Additionally, we reclassified U.S. GAAP financial statement amounts due from affiliates and certain amounts within other assets, net for non-GAAP purposes and reclassified U.S. GAAP financial statement amounts due to affiliates and other liabilities within accounts payable, accrued expenses and other for non-GAAP purposes.
(2)The $1,000.9 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form U.S. GAAP partners’ capital in the accompanying Condensed Consolidated Financial Statements.

($ in thousands)	As of December 31, 2021
Total GAAP Assets	$8,962,013
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(5,371)
Assets held in Trust Account	(1,000,027)
Due from affiliates	(74)
Other assets	(18,993)
Subtotal for consolidated TPG Funds and Public SPACs	(1,024,465)
Impact of other consolidated entities
Cash and cash equivalents	(730,359)
Due from affiliates	81,557
Investments	(4,204,888)
Other assets, net	(282,272)
Subtotal for other consolidated entities	$(5,135,962)

($ in thousands)	As of December 31, 2021
Reclassification adjustments (1)
Due from affiliates	(13,930)
Investments	(1,904,158)
Accrued performance allocations	1,344,348
Investments in funds	559,810
Other assets	105,092
Subtotal for reclassification adjustments	91,162
Total Book Assets	$2,892,748
Total GAAP Liabilities	$1,700,572
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(8,484)
Derivative liabilities of Public SPACs	(13,048)
Deferred underwriting	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(56,532)
Impact of other consolidated entities
Accounts payable and accrued expenses	(131,737)
Due to affiliates	(820,998)
Other liabilities	(238,055)
Subtotal for other consolidated entities	(1,190,790)
Reclassification adjustments (1)
Accounts payable and accrued expenses	522,653
Due to affiliates	(6,001)
Other liabilities	(191)
Subtotal for reclassification adjustments	516,461
Total Book Liabilities	$969,711
Total GAAP Redeemable equity from consolidated Public SPACs	$1,000,027
Impact of consolidated TPG Funds and Public SPACs (2)	(1,000,027)
Total Book Redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$6,261,414
Impact of consolidated TPG Funds and Public SPACs	32,094
Impact of other consolidated entities	(3,945,172)
Reclassification adjustments (1)	(425,299)
Net Book Value	$1,923,037
___________
(1)Certain amounts were reclassified to reflect how we utilize our Non-GAAP balance sheet measures. We separately analyze our investments on a Non-GAAP basis between accrued performance fees and other investments, which consists of co-investments into our funds and other equity method investments. Additionally, we reclassified U.S. GAAP financial statement amounts due from affiliates and certain amounts within other assets, net for Non-GAAP purposes and reclassified U.S. GAAP financial statement amounts due to affiliates and other liabilities within accounts payable, accrued expenses and other for Non-GAAP purposes.
(2)The $1,000.0 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form U.S. GAAP Partners’ Capital in the accompanying Condensed Consolidated Financial Statements.

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
The tables below present rollforwards of our total AUM for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in millions)
Balance as of Beginning of Period	$120,399	$95,238	$113,618	$89,526
Capital Raised	12,708	5,781	18,156	7,232
Realizations	(4,402)	(4,864)	(9,189)	(6,265)
Changes in Investment Value (1)	(2,001)	12,109	4,119	17,771
AUM as of end of period	$126,704	$108,264	$126,704	$108,264
___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021

	($ in millions)
Capital	$61,713	$62,391
Growth	21,113	19,907
Real Estate	19,555	11,203
Impact	15,065	6,329
Market Solutions	9,258	8,434
AUM as of end of period	$126,704	$108,264
AUM increased from approximately $113.6 billion as of December 31, 2021 to approximately $126.7 billion as of June 30, 2022. During the three months ended June 30, 2022, new capital of $12.7 billion was raised primarily attributable to TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform. Realizations totaled $4.4 billion and were primarily attributable to TPG VIII, THP I and Asia VII within the Capital platform, Growth IV and TTAD I within the Growth platform, and TRTX within the Real Estate platform. These increases were partially offset by portfolio realized and unrealized depreciation of 2% recognized for the three months ended June 30, 2022.
During the six months ended June 30, 2022, new capital of $18.2 billion was raised primarily attributable to TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform.

Realizations totaled $9.2 billion and were primarily attributable to TPG VII, TPG VIII, THP I and Asia VII within the Capital platform, Growth IV and TTAD I within the Growth platform, and TRTX within the Real Estate platform. AUM also increased due to portfolio realized and unrealized appreciation of 4% recognized for the six months ended June 30, 2022.
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
The table below present rollforwards of our FAUM for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in millions)
Balance as of Beginning of Period	$64,205	$51,056	$60,094	$50,655
Fee Earning Capital Raised(1)	3,487	1,301	8,275	1,638
Net Change in Actively Invested Capital(2)	(82)	(107)	(759)	(43)
Reduction in Fee Base of Certain Funds(3)	(482)	—	(482)	—
FAUM as of end of period	$67,128	$52,250	$67,128	$52,250
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
FAUM increased from $60.1 billion from December 31, 2021 to $67.1 billion as of June 30, 2022. The increase was primarily related to fee earning capital raised activity totaling $8.3 billion primarily attributable to the Real Estate and Impact platforms. For the six months ended June 30, 2022, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.34%.
The following table summarizes our FAUM by platform as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021

	($ in millions)
Capital	$25,518	$28,639
Real Estate	13,133	5,676
Impact	11,922	4,449
Growth	10,969	8,538
Market Solutions	5,586	4,948
FAUM as of end of period	$67,128	$52,250

FAUM increased from approximately $60.1 billion as of December 31, 2021 to approximately $67.1 billion as of June 30, 2022. The increase was primarily attributable to the closing of TREP IV within the Real Estate platform in January 2022 and fundraising activities in Rise III during the three months ended June 30, 2022, partially offset by a decrease in actively invested capital of TPG VII within the Capital platform.
Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021

	($ in millions)
Fund Vintage
2016 & Prior	$186	$463
2017	233	435
2018	58	95
2019	140	245
2020	44	68
2021	16	40
Net Accrued Performance Allocations	$677	$1,346

	As of June 30, 2022	As of December 31, 2021

	($ in millions)
Platform
Capital	$405	$856
Growth	144	289
Impact	58	89
Real Estate	35	38
Market Solutions	35	74
Net Accrued Performance Allocations	$677	$1,346
Key TPG funds that drove the net accrued performance allocations included TPG VII, TPG VIII, Asia VII and Growth IV as of June 30, 2022 and TPG VII, TPG VIII, Asia VI, Asia VII and Growth III as of December 31, 2021.
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
Performance Allocation Generating AUM totaled $76.4 billion and $78.0 billion as of June 30, 2022 and December 31, 2021, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $113.9 billion and $102.1 billion as of June 30, 2022 and December 31, 2021, respectively.

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
The table below reflects AUM Subject to Fee Earning Growth by platform as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$8,607	$1,054
Growth	2,392	3,279
Real Estate	1,220	1,201
Market Solutions	1,005	1,056
Impact	213	258
Total AUM Not Yet Earning Fees	$13,437	$6,848

FAUM Subject to Step-Up:
Capital	$1,436	$1,865
Real Estate	756	678
Total FAUM Subject to Step-Up:	2,192	2,543
Total AUM Subject to Fee Earning Growth	$15,629	$9,391

As of June 30, 2022, AUM Not Yet Earning Fees was $13.4 billion, which primarily consisted of TPG VII, TPG IX and THP II within the Capital platform, TTAD II and Growth IV within the Growth platform, TAC+ within the Real Estate platform and TSCF within the Market Solutions platform. In July 2022, TPG IX and THP II, which had their initial closings during the three months ended June 30, 2022, were activated and began paying fees.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.50% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of June 30, 2022 relates to TPG VIII and THP II within the Capital platform and TREP III within the Real Estate platform.

Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in millions)
Capital	$8,202	$1,609	$8,435	$2,090
Real Estate	2,286	701	6,850	1,206
Impact	1,550	32	2,078	44
Growth	588	2,355	637	2,506
Market Solutions	82	1,084	156	1,386
Total Capital Raised	$12,708	$5,781	$18,156	$7,232
Capital raised totaled approximately $12.7 billion for the three months ended June 30, 2022. This was primarily attributable to the fundraising activities of TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform during the three months ended June 30, 2022.
Capital raised totaled approximately $18.2 billion for the six months ended June 30, 2022. This was primarily attributable to the fundraising activities of TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform during the six months ended June 30, 2022.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021

	($ in millions)
Capital	$17,204	$14,213
Real Estate	8,612	2,490
Impact	7,169	1,829
Growth	3,981	3,580
Market Solutions	2,397	3,107
Available Capital	$39,363	$25,219
Available capital increased from approximately $28.4 billion as of December 31, 2021 to approximately $39.4 billion as of June 30, 2022. The increase was attributable to capital raised in TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform, partially offset by a decrease in TPG VIII within the Capital platform and Rise Climate and Rise II within the Impact platform.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in millions)
Impact	$1,062	$282	$2,590	$771
Capital	565	2,091	2,365	3,709
Growth	1,243	865	1,685	2,018
Real Estate	757	1,395	1,344	1,884
Market Solutions	214	59	305	59
Capital Invested	$3,841	$4,692	$8,289	$8,441
Capital invested was $3.8 billion for the three months ended June 30, 2022 which was primarily attributable to Rise Climate within the Impact platform, TPG VIII within the Capital platform, Growth IV and Growth V within the Growth platform, and TRTX within the Real Estate platform.
Capital invested was $8.3 billion for the six months ended June 30, 2022 which was primarily attributable to Rise Climate and Rise II within the Impact platform, TPG VIII and THP I within the Capital platform, Growth IV and TTAD II within the Growth platform, and TREP IV and TRTX within the Real Estate platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	($ in millions)
Capital	$2,039	$1,774	$5,932	$2,218
Real Estate	1,054	1,230	1,375	1,615
Growth	1,051	1,683	1,303	2,195
Market Solutions	256	—	312	—
Impact	2	177	267	237
Total Realizations	$4,402	$4,864	$9,189	$6,265
Realizations were $4.4 billion for the three months ended June 30, 2022 compared to $4.9 billion for the three months ended June 30, 2021. This was primarily attributable to a higher pace of realization activities in TPG VIII, Asia VII and THP I within the Capital platform, TRTX within the Real Estate platform and Growth IV and TTAD I within the Growth platform.
Realizations were $9.2 billion for the six months ended June 30, 2022 compared to $6.3 billion for the six months ended June 30, 2021. This was primarily attributable to a higher pace of realization activities in TPG VII, TPG VIII and Asia VII within the Capital platform, TRTX within the Real Estate platform and Growth IV and TTAD I within the Growth platform.

Fund Performance Metrics
Fund performance information for our investment funds as of June 30, 2022 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—The historical returns attributable to our funds should not be considered as indicative of the future results of us or our funds or any returns expected on an investment in our Class A common stock” in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables reflect the performance of our funds as of June 30, 2022:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,728	6	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,060	13	22,073	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	32,646	1,051	33,697	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,030	16,634	7,978	24,612	29%	2.4x	22%	2.0x
TPG VIII	2019	11,505	9,037	2,437	11,091	13,528	63%	1.6x	38%	1.4x
TPG IX (19)	2022	6,800	—	—	—	—	NM	NM	NM	NM
Capital Funds		76,627	67,040	108,667	20,139	128,806	23%	2.0x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,003	602	5,605	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,179	2,495	4,575	7,070	19%	2.2x	14%	1.8x
Asia VII	2017	4,630	4,217	1,785	5,757	7,542	32%	1.8x	21%	1.5x
Asia Funds		14,514	13,721	18,428	10,934	29,362	21%	2.2x	15%	1.8x
Healthcare Funds
THP I	2019	2,704	1,845	803	1,975	2,778	57%	1.6x	31%	1.4x
THP II (19)	2022	1,161	—	—	—	—	NM	NM	NM	NM
Healthcare Funds		3,865	1,845	803	1,975	2,778	57%	1.6x	31%	1.4x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	75	1,655	1,730	NM	NM	NM	NM
TPG AION	2021	207	207	—	207	207	NM	NM	NM	NM
Continuation Vehicles		1,524	1,521	75	1,862	1,937	NM	NM	NM	NM
Platform: Capital (excl-Legacy (15))		96,530	84,127	127,973	34,910	162,883	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	206	165	371	29%	1.8x	20%	1.5x
Platform: Capital		96,833	84,333	128,179	35,075	163,254	23%	2.0x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Growth
Growth Funds
STAR	2007	1,264		1,259	1,859	66	1,925	13%	1.5x	6%	1.3x
Growth II	2011	2,041		2,184	4,651	631	5,282	22%	2.5x	16%	2.0x
Growth III	2015	3,128		3,313	4,420	2,506	6,926	29%	2.1x	20%	1.7x
Growth IV	2017	3,739		3,479	1,614	4,466	6,080	27%	1.8x	18%	1.5x
Gator	2019	726		685	581	627	1,208	41%	1.8x	30%	1.5x
Growth V	2020	3,558		2,153	2	2,843	2,845	NM	NM	NM	NM
Growth Funds		14,456		13,073	13,127	11,139	24,266	21%	2.0x	15%	1.6x
TDM	2017	510		442	—	941	941	29%	2.1x	24%	1.9x
Tech Adjacencies Funds
TTAD I	2018	1,574		1,497	767	1,928	2,695	44%	1.8x	36%	1.6x
TTAD II	2021	2,612		1,018	—	1,018	1,018	NM	NM	NM	NM
Tech Adjacencies Funds		4,186		2,515	767	2,946	3,713	44%	1.8x	36%	1.6x
Platform: Growth (excl-Legacy (15))		19,152		16,030	13,894	15,026	28,920	22%	2.0x	15%	1.6x
Legacy Funds
Biotech III	2008	510		468	934	372	1,306	17%	2.8x	12%	2.2x
Biotech IV	2012	106		99	121	5	126	8%	1.3x	3%	1.1x
Biotech V	2016	88		79	23	61	84	2%	1.1x	(2)%	0.9x
ART	2013	258		242	27	278	305	4%	1.3x	1%	1.1x
Platform: Growth		20,114		16,918	14,999	15,742	30,741	21%	2.0x	15%	1.6x

Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,842	1,109	2,538	3,647	28%	2.0x	19%	1.6x
Rise II	2020	2,176		1,666	13	2,111	2,124	50%	1.3x	26%	1.2x
Rise III	2022	1,258		177	—	177	177	NM	NM	NM	NM
The Rise Funds		5,540		3,685	1,122	4,826	5,948	30%	1.7x	19%	1.4x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		413	7	528	535	10%	1.3x	4%	1.1x
Rise Climate	2021	7,268		1,797	—	1,851	1,851	NM	NM	NM	NM
Platform: Impact		13,762		6,028	1,497	7,205	8,702	28%	1.7x	18%	1.4x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,068	15	1,083	21%	1.9x	16%	1.6x
TPG RE II	2014	2,065		2,199	3,131	492	3,623	29%	1.8x	20%	1.5x
TPG RE III	2018	3,722		3,798	1,448	3,566	5,014	32%	1.5x	24%	1.3x
TPG RE IV	2022	6,594		322	—	322	322	NM	NM	NM	NM
TPG Real Estate Partners		13,459		6,895	5,647	4,395	10,042	26%	1.6x	19%	1.4x
TRTX	2014	1,916	14	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		811	63	782	845	NM	NM	NM	NM
Platform: Real Estate		17,172		7,706	5,710	5,177	10,887	26%	1.6x	19%	1.4x

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Market Solutions
TPEP Long/Short	NM	NM	NM	NM	2,577	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM	NM	NM	1,785	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	1,108	151	—	133	133	NM	NM	NM	NM
NewQuest I (18)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II (18)	2013	310	337	565	182	747	26%	2.3x	20%	1.8x
NewQuest III (18)	2016	541	499	302	613	915	21%	1.8x	14%	1.5x
NewQuest IV (18)	2020	1,000	687	5	972	977	82%	1.4x	44%	1.2x
Platform: Market Solutions (12)		3,349	1,965	1,639	6,262	3,539	39%	1.9x	28%	1.6x

Discontinued Funds (16)		5,870	4,103	5,302	—	5,302	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		149,965	115,856	150,713	68,580	214,931	23%	2.0x	15%	1.7x
Total		$157,100	$121,053	$157,326	$69,461	$222,425	22%	1.9x	14%	1.6x
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
(12)Our special purpose acquisition companies (“SPACs”) which include Pace Holdings Corp., TPG Pace Holdings Corp., TPG Pace Tech Opportunities Corp., TPG Pace Beneficial Finance Corp., TPG Pace Energy Holdings Corp., TPG Pace Solutions Corp., TPG Pace Beneficial II Corp. and AFTR within the Market Solutions platform are not reflected. Gross IRR, Gross MoM and Net IRR are not meaningful for SPAC products as they are designed to identify an investment and merge to become a public company.
(13)As of June 30, 2022, TPEP Long/Short had estimated inception-to-date gross returns of 140% and net returns of 102%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of June 30, 2022, TPEP Long Only had estimated inception-to-date gross returns of 13% and net returns of 12%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
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
(18)Unless otherwise specified, the fund performance information presented above for NewQuest I, NewQuest II, NewQuest III and NewQuest IV is, due to the nature of NewQuest’s strategy, as of and for the quarter ended December 31, 2021. Accordingly, the fund performance information presented above for the NewQuest funds does not reflect any fund activity for the quarter ended June 30, 2022 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended June 30, 2022 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded initial capital commitments during the quarter ended June 30, 2022 but were not activated. Therefore the only activity reflected in the track record with respect to these funds was the initial capital commitments.
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
The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	($ in thousands)
Net cash provided by (used in) operating activities	$704,337	$(64,954)
Net cash used in investing activities	(2,708)	(6,896)
Net cash (used in) provided by financing activities	(496,533)	110,956
Net increase in cash and cash equivalents	$205,096	$39,106
Cash and cash equivalents, beginning of period	985,864	871,355
Cash and cash equivalents, end of period	$1,190,960	$910,461
As of June 30, 2022, TPG’s total liquidity was $1,507.8 million, comprised of $1,177.8 million of cash and cash equivalents, excluding $13.1 million of restricted cash, as well as $300.0 million and $30.0 million of incremental borrowing capacity under the Revolving Credit Facility to Affiliate and the Subordinated Credit Facility, respectively. Total cash of $1,191.0 million as of June 30, 2022 is comprised of $585.4 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity increased by $205.1 million or 16% relative to $1,302.7 million as of December 31, 2021. This increase was the result of $205.1 million net increase in cash and cash equivalents primarily due to $704.3 million of net cash provided by operating activities offset by $496.5 million of net cash used in financing activities and $2.7 million of net cash used in investing activities.
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
Operating activities provided $704.3 million of cash for the six months ended June 30, 2022 and used $65.0 million of cash for the six months ended June 30, 2021. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,014.5 million and $546.1 million for the six months ended June 30, 2022 and 2021, respectively. This was partially offset by changes in operating assets and liabilities for the six months ended June 30, 2022 and 2021, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from a note receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and purchases of collateralized loan obligations.
Investing activities used $2.7 million and $6.9 million of cash during the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates. During the six months ended June 30, 2021, cash used in investing activities primarily related to advances on notes receivable from affiliates.
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
Financing activities used $496.5 million of cash during the six months ended June 30, 2022 and $111.0 million of cash during the six months ended June 30, 2021. During the six months ended June 30, 2022, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Revolving Credit Facility to Affiliate, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022. During the six months ended June 30, 2021, cash provided by financing activities primarily reflects the distributions to partners and non-controlling interests.
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
During the six months ended June 30, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at June 30, 2022.
During each of the six months ended June 30, 2022 and 2021, the subsidiary incurred interest expense and uncommitted line of credit fees on the Subordinated Credit Facility of approximately $0.1 million.
Secured Borrowings
Our secured borrowings are issued using on-balance sheet securitization vehicles. The secured borrowings are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The secured borrowings are separated into two tranches. Tranche A secured borrowings (the “Series A Securitization Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of

$200.0 million due June 21, 2038, with interest payable semiannually. Tranche B secured borrowings (the “Series B Securitization Notes” or, collectively with the Series A Securitization Notes, the “Securitization Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest payable semiannually. The secured borrowings contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the secured borrowings are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum. Interest expense related to the Securitization Notes for each of the six months ended June 30, 2022 and 2021 was approximately $6.7 million.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of June 30, 2022, we were in compliance with these covenants and conditions.
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). In May 2018, TPG Holdings, L.P. amended and restated the Senior Unsecured Revolving Credit Facility Agreement to, among other things, reduce commitments to $300.0 million, extend the maturity to May 2023 and redefine certain components of the financial covenants. In November 2020, TPG Holdings, L.P. further amended and restated the facility to, among other things, release all collateral pledged under the prior amendment to the facility and to extend the maturity to November 2025. The interest rate for borrowings on the Senior Unsecured Revolving Credit Facility were calculated at the LIBOR rate at the time of the borrowing plus an applicable margin not to exceed 1.75% (subject to credit rating based stepdowns).
In November 2021, TPG Holdings, L.P. entered into a fourth amendment and restatement of the Senior Unsecured Revolving Credit Facility Agreement under which certain terms were modified, including that TPG Holdings, L.P. may elect to have (i) TPG Operating Group II, L.P. (f/k/a TPG Holdings II, L.P.) assume its obligations as borrower under the Senior Unsecured Revolving Credit Facility (and thereby release TPG Holdings, L.P. from its obligations as borrower thereunder) and (ii) correspondingly release TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P from their guarantees of the Senior Unsecured Revolving Credit Facility. TPG Holdings, L.P. made such election in conjunction with the Reorganization, upon which TPG Operating Group II, L.P. assumed its obligations as borrower under the Senior Unsecured Revolving Credit Facility (and TPG Holdings, L.P. was thereby released from its obligations as borrower thereunder) and correspondingly, TPG Operating Group II, L.P., TPG Holdings I-A, LLC, TPG Holdings II-A, LLC and TPG Holdings III-A, L.P were released from their guarantees of the Senior Unsecured Revolving Credit Facility.
During the six months ended June 30, 2022, TPG Holdings, L.P. made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at June 30, 2022. As of June 30, 2022, $300.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
During the six months ended June 30, 2022, the Company incurred no interest expense on the Senior Unsecured Revolving Credit Facility. During the six months ended June 30, 2021, the Company incurred interest expense on the Senior Unsecured Revolving Credit Facility of $0.5 million.
In July 2022, the Company entered into a fifth amendment and restatement of the Senior Unsecured Revolving Credit Facility to among other things, (i) extend the maturity date of the revolving credit facility from November 2025 to July 2027, (ii) increase the aggregate revolving commitments thereunder from $300.0 million to $700.0 million and (iii) replace LIBOR as the applicable reference rate with SOFR and otherwise conform the credit facility to accommodate SOFR as the reference rate.
Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.250% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.250%. The Company is also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.150% per annum, as well as certain customary fees for any issued letters of credit.

Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder have agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of June 30, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. The term loans have an interest rate of LIBOR plus 1.00% and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and will not be available for our operations.
As of June 30, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. During the six months ended June 30, 2022, the Company incurred interest expense of $1.5 million on the Senior Unsecured Term Loan.
In July 2022, the Company entered into an amended Senior Unsecured Term Loan Agreement. The amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with SOFR, and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate.
Principal amounts outstanding under the amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2022:

	Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Operating lease obligations	$187,080	$9,125	$18,936	$25,202	$27,737	$24,397	$81,683
Debt obligations (1)	450,000	—	—	200,000	—	—	250,000
Interest on debt obligations (2)	319,663	8,738	17,476	17,476	13,035	13,035	249,903
Capital commitments (3)	369,700	369,700	—	—	—	—	—
Total contractual obligations	$1,326,443	$387,563	$36,412	$242,678	$40,772	$37,432	$581,586
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
Additional Contingent Obligations
As of June 30, 2022 and December 31, 2021, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Financial Statements. The potential liquidation of STAR in 2022 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of June 30, 2022 and December 31, 2021 would be $2,010.5 million and $1,500.9 million on a pre-tax basis, respectively.
As of June 30, 2022 and December 31, 2021, we had guarantees outstanding totaling $59.8 million and $96.1 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $139.6 million and $139.7 million, respectively.
Dividends
On May 10, 2022, our board of directors declared and approved a cash dividend for the first quarter of 2022 in the amount of $0.44 per share of Class A common stock, which was paid on June 3, 2022 to holders of record of the Company’s Class A common stock as of May 20, 2022.
On August 9, 2022, our board of directors declared and approved a quarterly cash dividend of $0.39 per share of Class A common stock for the three months ended June 30, 2022. The Class A common stock dividend is payable on September 2, 2022, 2022 to the holders of record of our Class A common stock as of August 19, 2022.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and “Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended June 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business” in our Annual Report on Form 10-K for the year ended December 31, 2021. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Condensed Consolidated Financial Statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 12, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
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

Date: August 9, 2022

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)