Form 10-Q
period 2022-09-30
TPG Inc.
filed 2022-11-09
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2022, there were 70,981,157 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 229,652,641 shares of the registrant’s Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected filing of our amended and restated certificate of incorporation, the expected growth, future capital expenditures, fund performance and debt service obligations, such as those contained in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), LinkedIn (https://www.linkedin.com/company/tpg-capital), Twitter (https://twitter.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
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
•“RemainCo” refers to, collectively, Tarrant Remain Co I, L.P., a Delaware limited partnership, Tarrant Remain Co II, L.P., a Delaware limited partnership, and Tarrant Remain Co III, L.P., a Delaware limited partnership, which owns the Excluded Assets, and Tarrant Remain Co GP, LLC, a Delaware limited liability company serving as their general partner.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,052,612	$972,729
Restricted cash (1)	13,172	13,135
Due from affiliates	178,917	185,321
Investments (includes assets pledged of $481,863 and $492,276 as of September 30, 2022 and December 31, 2021, respectively (1))	5,725,828	6,109,046
Other assets	615,736	657,317
Assets of consolidated TPG Funds and Public SPACs (1):
Cash and cash equivalents	6,282	5,371
Assets held in Trust Accounts	1,003,449	1,000,027
Other assets	727	19,067
Total assets	$8,596,723	$8,962,013

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$225,263	$134,351
Due to affiliates	178,305	826,999
Secured borrowings, net (1)	245,182	244,950
Senior unsecured term loan	199,216	199,494
Accrued performance allocation compensation	3,369,182	—
Other liabilities	234,818	238,246
Liabilities of consolidated TPG Funds and Public SPACs (1):
Current redeemable equity	352,015	—
Derivative liabilities	1,333	13,048
Deferred underwriting	22,750	35,000
Other liabilities	623	8,484
Total liabilities	4,828,687	1,700,572

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs (1)	651,434	1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	79	—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	498,712	—
Retained earnings	459	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,617,122	4,654,821
Total equity	3,116,602	6,261,414
Total liabilities, redeemable equity and equity	$8,596,723	$8,962,013
________________
(1)The Company’s consolidated total assets and liabilities as of September 30, 2022 and December 31, 2021 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 7 and 10 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Fees and other	$333,496	$279,908	$896,456	$685,115
Capital allocation-based income	227,628	231,356	667,096	3,211,945
Total revenues	561,124	511,264	1,563,552	3,897,060
Expenses
Compensation and benefits:
Cash-based compensation and benefits	116,753	136,139	348,751	392,666
Equity-based compensation	143,149	—	474,200	—
Performance allocation compensation	149,495	—	374,607	—
Total compensation and benefits	409,397	136,139	1,197,558	392,666
General, administrative and other	95,533	68,634	275,468	182,930
Depreciation and amortization	7,372	2,251	24,629	5,137
Interest expense	5,737	4,371	15,106	12,318
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	226	—	573
Other	567	12,556	2,547	23,919
Total expenses	518,606	224,177	1,515,308	617,543
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	1,907	224,141	(90,845)	338,346
Interest, dividends and other	2,407	472	3,393	6,959
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	1,949	—	9,008
Unrealized gains on derivative liabilities of Public SPACs	3,235	7,205	11,715	191,528
Interest, dividends and other	3,571	910	4,540	2,971
Total investment income (loss)	11,120	234,677	(71,197)	548,812
Income (loss) before income taxes	53,638	521,764	(22,953)	3,828,329
Income tax expense	432	1,281	23,534	6,090
Net income (loss)	53,206	520,483	(46,487)	3,822,239
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	(4,250)	(517)	133,209
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	1,293	—	8,191
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	228,646	966	1,980,946
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	294,794	5,256	1,699,893
Net income attributable to redeemable equity in Public SPACs	7,322	—	13,203	—
Net loss attributable to non-controlling interests in TPG Operating Group	(6,898)	—	(140,679)	—
Net income attributable to other non-controlling interests	15,422	—	6,499	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$37,360	$—	$68,785	$—
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.44	$—	$0.82	$—
Diluted	$0.09	$—	$(0.16)	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,266,822	—	79,249,528	—
Diluted	308,919,463	—	308,902,169	—
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at June 30, 2022	$—	79,240,058	229,652,641	$79	$230	$489,293	$(4,789)	$484,813	$2,579,225	$3,064,038
Net income subsequent to Reorganization and IPO	—	—	—	—	—	—	37,360	37,360	8,524	45,884
Shares issued for equity-based awards	—	—	—	0	—	—	—	—	—	—
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	8,160	—	8,160	135,999	144,159
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	5,741	5,741
Dividends/Distributions	—	—	—	—	—	—	(32,112)	(32,112)	(128,131)	(160,243)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	1,259	—	1,259	15,764	17,023
Balance at September 30, 2022	$—	79,240,058	229,652,641	$79	$230	$498,712	$459	$499,480	$2,617,122	$3,116,602

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at June 30, 2021	$3,657,340	—	—	$—	$—	$—	$—	$—	$3,773,515	$7,430,855
Net income	294,794	—	—	—	—	—	—	—	229,939	524,733
Change in redemption value of redeemable non-controlling interest	(10,853)	—	—	—	—	—	—	—	(20,806)	(31,659)
Capital contributions	—	—	—	—	—	—	—	—	24,083	24,083
Capital distributions	(463,870)	—	—	—	—	—	—	—	(545,791)	(1,009,661)
Deconsolidation of previously consolidated entities	29,309	—	—	—	—	—	—	—	49,562	78,871
Acquisition of NewQuest	—	—	—	—	—	—	—	—	301,189	301,189
Balance at September 30, 2021	$3,506,720	—	—	$—	$—	$—	$—	$—	$3,811,691	$7,318,411

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2021	$1,606,593	—	—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
Net income prior to Reorganization and IPO	5,256	—	—	—	—	—	—	—	966	6,222
Change in redemption value of redeemable non-controlling interest prior to Reorganization and IPO	(110)	—	—	—	—	—	—	—	(407)	(517)
Effect of Reorganization and purchase of units in the Partnership	(1,611,739)	48,984,961	229,652,641	49	230	271,780	(27)	272,032	1,341,603	1,896
Issuance of common stock in IPO, net of underwriting discount and issuance costs	—	28,310,194	—	28	—	784,611	—	784,639	(25,426)	759,213
Purchase of Partnership Interests with IPO proceeds	—	—	—	—	—	—	—	—	(379,597)	(379,597)
Issuance of common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	1,775,410	—	2	—	49,754	—	49,756	—	49,756
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	(654,129)	—	(654,129)	654,129	—
Acquisition of NewQuest	—	—	—	—	—	33,584	—	33,584	(33,584)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(13,232)	—	(13,232)	—	(13,232)
Liability-based performance allocation compensation	—	—	—	—	—	—	—	—	(3,525,767)	(3,525,767)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	—	68,785	68,785	(134,180)	(65,395)
Shares issued for equity-based awards	—	169,493	—	0	—	1,088	—	1,088	(901)	187
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	23,891	—	23,891	456,753	480,644
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	9,464	9,464
Dividends/Distributions	—	—	—	—	—	—	(68,299)	(68,299)	(422,130)	(490,429)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	1,365	—	1,365	21,378	22,743
Balance at September 30, 2022	$—	79,240,058	229,652,641	$79	$230	$498,712	$459	$499,480	$2,617,122	$3,116,602

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at December 31, 2020	$2,460,868	—	—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702
Net income	1,699,893	—	—	—	—	—	—	—	1,989,137	3,689,030
Change in redemption value of redeemable non-controlling interest	25,320	—	—	—	—	—	—	—	41,213	66,533
Capital contributions	—	—	—	—	—	—	—	—	28,738	28,738
Capital distributions	(708,670)	—	—	—	—	—	—	—	(857,982)	(1,566,652)
Deconsolidation of previously consolidated entities	29,309	—	—	—	—	—	—	—	49,562	78,871
Acquisition of NewQuest	—	—	—	—	—	—	—	—	301,189	301,189
Balance at September 30, 2021	$3,506,720	—	—	$—	$—	$—	$—	$—	$3,811,691	$7,318,411
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (loss) income	$(46,487)	$3,822,239
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	474,200	—
Performance allocation compensation	374,607	—
Loss (gain) from investment activities	90,845	(338,346)
Capital allocation-based income	(667,096)	(3,211,945)
Other non-cash activities	34,897	18,455
Net gains from investment activities of consolidated TPG Funds and Public SPACs	(11,715)	(200,536)
Changes in operating assets and liabilities:
Purchases of investments	(71,115)	(105,382)
Proceeds from investments	1,066,905	1,599,028
Due from affiliates	(24,900)	(38,169)
Other assets	(21,574)	1,397
Accounts payable and accrued expenses	112,857	236,303
Due to affiliates	14,059	24,826
Accrued performance allocation compensation	(531,133)	—
Other liabilities	(12,607)	(14,263)
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	—	(210,037)
Proceeds from investments	—	215,029
Cash and cash equivalents	(911)	(1,330)
Assets held in Trust Accounts	(3,422)	(771,859)
Other assets	18,340	7,916
Other liabilities	(7,151)	24,183
Net cash provided by operating activities	788,599	1,057,509

Investing activities:
Repayments of notes receivable from affiliates	14,937	5,446
Advances on notes receivable from affiliates	(15,500)	(9,053)
Purchases of fixed assets	(2,329)	(1,614)
Acquisition of NewQuest	—	24,817
Net cash (used in) provided by investing activities	(2,892)	19,596

Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	770,865	—
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	49,756	—
Purchase of partnership interests with IPO proceeds	(379,597)	—
Reorganization activities	2,124	—
Repayments of revolving credit facility to affiliate	—	(50,000)
Proceeds from subordinated credit facility	30,000	—
Repayments of subordinated credit facility	(30,000)	—
Contributions from holders of other non-controlling interests	4,247	3,599
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	(318,942)	(411,022)
Dividends/Distributions	(478,958)	—
Distributions to partners prior to Reorganization and IPO	(355,282)	(437,295)
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)
	Nine Months Ended September 30,
	2022	2021
Changes related to TPG Funds and Public SPACs:
Proceeds from SPAC IPOs	—	935,000
Payments of underwriting and offering costs	—	(18,700)
Redemption of redeemable equity	—	(163,176)
Contributions from holders of non-controlling interests	—	540
Distributions to holders of non-controlling interests	—	(11,049)
Net cash used in financing activities	$(705,787)	$(152,103)

Net change in cash, cash equivalents and restricted cash	$79,920	$925,002
Cash, cash equivalents and restricted cash, beginning of period	985,864	871,355
Cash, cash equivalents and restricted cash, end of period	$1,065,784	$1,796,357

Supplemental disclosures of other cash flow information (a):
Cash paid for income taxes	$36,629	$7,541
Cash paid for interest	6,550	7,743
Supplemental disclosures of non-cash operating activities:
NewQuest contingent consideration	—	8,400
Investment in equity method investments	—	(3,138)
In-kind proceeds from investments	—	36,334
Proceeds receivable on sale of investments	—	114
Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting related to Public SPACs	12,250	(35,441)
Contributions from holders of other non-controlling interests	—	24,600
Distributions in-kind to holders of other non-controlling interests	—	(33,197)
Distributions payable to partners	—	591,530
Distributions payable to holders of other non-controlling interests	11,471	462,826
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,052,612	$1,783,221
Restricted cash	13,172	13,136
Cash, cash equivalents and restricted cash, end of period	$1,065,784	$1,796,357
_______________
(a)For supplemental disclosures related to deconsolidation of previously consolidated TPG Funds and Public SPACs, see Note 4 to the Condensed Consolidated Financial Statements.

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
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., and Tarrant Remain Co III, L.P. (collectively “RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group. Following the transfer of certain assets, the Company deconsolidated certain TPG Funds (“TPG Funds”) as of December 31, 2021 as the Company is no longer their primary beneficiary.
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
On February 9, 2022, the Company and the selling stockholder sold an additional 1,775,410 and 1,614,590 Class A common stock, respectively, at the initial public offering price pursuant to the underwriters’ exercise of their option to purchase additional shares. TPG Inc. received additional net proceeds totaling approximately $49.8 million. The underwriters’ exercise of their option in addition to the IPO related transactions resulted in a total of 70,811,664 and 8,258,901 of Class A voting and Class A non-voting common stock outstanding, respectively. TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26% on September 30, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended September 30, 2022. These interim Condensed Consolidated Financial Statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
TPG consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which TPG holds a variable interest is a VIE and (ii) whether TPG’s involvement, through holding interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. The analysis can generally be performed qualitatively; however, if it is not readily apparent that TPG is not the primary beneficiary, a quantitative analysis may also be performed. TPG factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. Fees earned by TPG that are customary and commensurate with the level of effort required for the services provided, and where TPG does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. TPG determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion when facts and circumstances change.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The TPG Funds are considered investment companies under Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Company, along with the TPG Funds, applies the specialized accounting promulgated in ASC 946 and, as such, neither the Company nor the TPG Funds consolidate wholly-owned, majority-owned and/or controlled Portfolio Companies. The TPG Funds record all investments in the Portfolio Companies at fair value. Investments in publicly traded securities are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment.
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
The general partners, depending on the type of investment or stage of the Portfolio Company’s lifecycle, may also utilize a discounted cash flow analysis, an income approach, in combination with the market approach in determining fair value of investments. The income approach involves discounting projected cash flows of the Portfolio Company at a rate commensurate with the level of risk associated with those cash flows. In accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”) market participant assumptions are used in the determination of the discount rate.
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
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$253,839	$207,820	$681,389	$520,338
Fee Credits	(1,192)	(4,581)	(11,083)	(13,442)
Monitoring fees	3,826	3,990	11,370	13,661
Transaction fees	11,776	35,000	54,285	66,139
Incentive fees	350	—	5,183	—
Expense reimbursements and other	64,897	37,679	155,312	98,419
Total fees and other	333,496	279,908	896,456	685,115

Performance allocations	223,311	218,218	635,784	3,057,464
Capital interests	4,317	13,138	31,312	154,481
Total capital allocation-based income	227,628	231,356	667,096	3,211,945

Total revenues	$561,124	$511,264	$1,563,552	$3,897,060

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fees and Other
Fees and other are accounted for as contracts with customers under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The guidance for contracts with customers provides a five-step framework that requires the Company to (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when the Company satisfies its performance obligations. In determining the transaction price, the Company includes variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG Fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG Funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at September 30, 2022 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG Funds is eliminated in consolidation.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of September 30, 2022 and December 31, 2021, TPG Pace Beneficial II Corp. (“YTPG”) assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account.
As of September 30, 2022, AfterNext HealthTech Acquisition Corp. (“AFTR”) assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. As of December 31, 2021, these assets were deposited into a non-interest-bearing U.S. based trust account.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2022, TPG Pace Beneficial Finance Corp. (“TPGY”) assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account. As of December 31, 2021, TPGY assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On October 11, 2022, TPGY used these funds to redeem its outstanding Class A ordinary shares, par value $0.0001 (the “Class A Shares”). See Note 10 to the Condensed Consolidated Financial Statements.
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
Certain of the Company’s consolidated Public SPACs issued public warrants and FPAs in conjunction with their IPO. The Company accounts for warrants and FPAs of the consolidated Public SPAC’s ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet. These warrants and FPAs are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, the warrants and FPAs are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and FPAs are recognized as a non-cash gain or loss on the Condensed Consolidated Statements of Operations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Therefore, all fixed payments associated with the lease are included in the ROU asset and the lease liability. These costs often relate to the fixed payments for a proportionate share of real estate taxes, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for all lease classes. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC Topic 842, Leases (“ASC 842”) and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient which allows an entity to not reassess whether any existing land easements are or contain leases.
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
Redeemable Equity from Consolidated Public SPACs
Redeemable equity from consolidated Public SPACs represents the shares issued by the Company’s consolidated Public SPACs that are redeemable for cash by the public shareholders in the event of an election to redeem by individual public shareholders at the time of the business combination. The Company accounts for redeemable equity in accordance with ASC Topic 480-10-S99, Distinguishing Liabilities from Equity (“ASC 480”), which states redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The redeemable non-controlling interests are initially recorded at their original issuance price and are subsequently allocated their proportionate share of the underlying gains or losses of the Public SPACs. The Company adjusts the redeemable equity to full redemption value on a quarterly basis.
If a Public SPAC is unable to complete a business combination within the time period required by its governing documents, this equity becomes redeemable and is reclassified out of redeemable equity and into Public SPAC current redeemable equity in accordance with ASC 480 as the Public SPAC prepares for dissolution.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Under ASC Topic 740, Income Taxes, a valuation allowance is established when management believes it is more likely than not that a deferred tax asset will not be realized. The realization of deferred tax assets is dependent on the amount of our future taxable income. When evaluating the realizability of deferred tax assets, all evidence (both positive and negative) is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact to its Condensed Consolidated Financial Statements.
Recently Adopted Accounting Guidance
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to U.S. GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company elected to apply the optional expedient for contract modifications this quarter in conjunction with the amendments to its credit facilities as further described in Note 8 to the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity, particularly when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU is applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company has no written call options classified in equity and as a result, the adoption of ASU 2021-04 did not have any impact to its Condensed Consolidated Financial Statements.
3.Acquisition
On July 1, 2021 (the “Acquisition Date”), the Company completed the acquisition (the “Acquisition”) of the controlling interests with governance rights of NewQuest Holdings (Cayman) Limited (“NQ Manager”) and NewQuest Partners Master G.P. Ltd. (“NQ GP” and, together with NQ Manager, “NewQuest”). The Company initially acquired a 33.3% interest in NewQuest in July 2018, which was presented as an equity method investment within investments on the Condensed Consolidated Statements of Financial Condition. On the Acquisition Date, the Company acquired the governance rights of NewQuest and an additional 33.3% of NQ Manager for $38.0 million, bringing the Company’s total ownership in NQ Manager to 66.7% and NQ GP to 33.3%. The operating results of NewQuest have been included in the Company’s Condensed Consolidated Financial Statements since the Acquisition Date.
The Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) that was achieved in stages. As a result of the change of control, the Company was required to remeasure its pre-existing equity investment in NewQuest at fair value prior to consolidation. The Company estimated the fair value of its 33.3% pre-existing investment in NewQuest to be approximately $155.4 million. The remeasurement resulted in the recognition of a pre-tax gain of $95.0 million, which is presented within net gains (losses) from investment activities on the Consolidated Statements of Operations.
In January 2022, the Company completed its acquisition of the remaining 33.3% interest in NQ Manager in exchange for equity interests in the Company, which consisted of 1,638,866 shares of Class A common stock and 1,072,998 Common Units of the TPG Operating Group. All of the granted equity interests are subject to a three-year service vesting condition and as such, will be recognized on a straight-line basis as post-combination compensation expense. The effect of the acquisition was a reallocation of equity between controlling and non-controlling interest of $33.6 million. This transaction was an acquisition under common control in which no gain or loss was recognized.
For additional information on the Acquisition, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4.    Investments
Investments consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Equity method - performance allocations	$5,049,963	$5,366,694
Equity method - capital interests (includes assets pledged of $481,863 and $492,276)	611,691	590,662
Equity method - fair value option	20,753	46,013
Equity method - other	12,033	7,778
Equity investments	31,388	97,899
Total investments	$5,725,828	$6,109,046
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) from investment activities
Net gains (losses) of equity method investments, fair value option (a)	$1,680	$105,982	$(25,259)	$105,982
Net (losses) gains of equity method investments - other (b)	(23)	122,116	924	235,422
Net gains (losses) gains from equity investments	250	(3,957)	(66,510)	(3,058)
Total net gains (losses) from investment activities	$1,907	$224,141	$(90,845)	$338,346
___________
(a)In September 2021, TPG Pace Tech Opportunities Corp. (“PACE”) completed a business combination which resulted in a gain on deconsolidation of PACE in an amount of $122.7 million in the three and nine months ended September 30, 2021.
(b)Includes pre-tax gain of $95.0 million in the three and nine months ended September 30, 2021 on remeasurement of the Company’s pre-existing equity investment in NewQuest at fair value prior to consolidation. See Note 3 to the Condensed Consolidated Financial Statements.
The following table presents the supplemental cash flow disclosures from activities related to deconsolidation of previously consolidated TPG Funds and Public SPACs (in thousands):

Nine Months Ended September 30, 2021
Cash and cash equivalents	$300,824
Investments held in Trust Accounts	286,849
Other assets	492
Due to affiliates	(2,000)
Amounts due to shareholders	(300,000)
Derivative liabilities of Public SPACs	(50,898)
Accounts payable and accrued expenses	(7,189)
Other liabilities	(20,100)
Redeemable equity	(286,849)
Controlling interests	29,309
Other non-controlling interests	49,562

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Method Investments, Fair Value Option
On September 20, 2021, PACE completed a business combination with Nerdy, Inc. (“NRDY”), a leading platform for delivering live online learning. At the time of the business combination, a reconsideration event occurred whereby the Company no longer has control over PACE. As a result, the Company deconsolidated PACE and recorded a gain of $122.7 million, which is included in net gains (losses) from investment activities. As of September 30, 2022 and December 31, 2021, the Company held a 9.2% and 9.4% beneficial ownership interest in NRDY, respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $20.8 million and $46.0 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At September 30, 2022 and December 31, 2021, the Company held equity investments with readily determinable fair values of $31.4 million and $97.9 million, respectively.
Investment Activities of Consolidated TPG Funds
As part of the Reorganization described in Note 1, all TPG Funds were deconsolidated as of December 31, 2021, thus the Company had no gains (losses) from investment activities of consolidated TPG Funds for the three and nine months ended September 30, 2022. Net gains from investment activities of consolidated TPG Funds were $1.9 million and $9.0 million for the three and nine months ended September 30, 2021, respectively.
5.    Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Condensed Consolidated Statements of Financial Condition.
As of September 30, 2022 and December 31, 2021, the fair value of the warrants and FPAs were $1.3 million and $13.0 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants and FPAs as of September 30, 2022 and December 31, 2021.
For the three and nine months ended September 30, 2022, the Company recorded unrealized gains on warrants and FPAs totaling $3.2 million and $11.7 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded unrealized gains on warrants and FPAs totaling $7.2 million and $191.5 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The consolidated Public SPACs’ derivative instruments were as follows (in thousands):

	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments under Subtopic 815-20:
Liability derivatives:
Public warrants	$1,333	$11,662
Forward purchase agreements	—	1,386
Derivative liabilities of Public SPACs	$1,333	$13,048
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized losses, net on total return swaps	$—	$(951)	$—	$(10,110)
Realized gains (losses), net on foreign currency forwards	—	21	—	(451)
Unrealized (losses) gains, net on total return swaps	—	(2,111)	—	4,759
Unrealized gains, net on foreign currency forwards	—	510	—	288
Total net losses on derivative instruments from investment activities of consolidated TPG Funds	—	(2,531)	—	(5,514)
Unrealized gains, net on public warrants	2,630	7,991	10,329	39,801
Unrealized gains (losses), net on forward purchase agreements	605	(786)	1,386	151,727
Total unrealized gains on derivative instruments of Public SPACs	3,235	7,205	11,715	191,528
Net gains on derivative instruments	$3,235	$4,674	$11,715	$186,014

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6.    Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities and those non-financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	September 30, 2022
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$20,753	$—	$—	$20,753
Equity investments	31,388	—	—	31,388
Total assets	$52,141	$—	$—	$52,141

Liabilities
Liabilities of consolidated Public SPACs (a):
Public warrants	$1,333	$—	$—	$1,333
Total liabilities	$1,333	$—	$—	$1,333
_______________
(a)The fair value of the FPAs related to TPGY was at zero as of September 30, 2022

	December 31, 2021
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$46,013	$—	$—	$46,013
Equity investments	97,899	—	—	97,899
Total assets	$143,912	$—	$—	$143,912

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$11,662	$—	$—	$11,662
Forward purchase agreements	—	—	1,386	1,386
Total liabilities	$11,662	$—	$1,386	$13,048
The valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used at September 30, 2022 and December 31, 2021 included a combination of the market approach and income approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity security assets
Balance, beginning of period	$—	$7,944	$—	$12,324
Realized gains, net	—	804	—	3,869
Unrealized losses, net	—	(851)	—	(3,584)
Purchases	—	1	—	706
Proceeds	—	(2,177)	—	(7,594)
Balance, end of period	$—	$5,721	$—	$5,721

Derivative liabilities
Balance, beginning of period	$605	$40,026	$1,386	$197,539
Unrealized (gains) losses, net	(605)	786	(1,386)	(156,727)
Transfers(a)	—	(31,458)	—	(31,458)
Balance, end of period	$—	$9,354	$—	$9,354
_______________
(a)Transfers out of Level III derivative liabilities of $31.5 million for the three and nine months ended September 30, 2021 were due to the deconsolidation of PACE. See Note 4 to the Condensed Consolidated Financial Statements.

Total realized and unrealized gains and losses recorded for Level III investments are reported in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs and unrealized gains (losses) on derivative liabilities of consolidated TPG Funds and Public SPACs in the Condensed Consolidated Statements of Operations.
Pursuant to the redemption of the Class A Shares of TPGY, as described in Note 10 to the Condensed Consolidated Financial Statements, the fair value of the FPAs related to TPGY was at zero as of September 30, 2022 which is due to Management’s assessment that the probability of a successful business combination is remote. The following tables provide qualitative information about investments categorized in Level III of the fair value hierarchy as of December 31, 2021. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and nine months ended September 30, 2022 and 2021, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2022	December 31, 2021
Investments (includes assets pledged of $481,863 and $492,276)	$5,661,654	$5,957,356
Due from affiliates	72,559	93,311
VIE-related assets	5,734,213	6,050,667
Potential clawback obligation	1,847,417	1,500,875
Due to affiliates	58,937	36,049
Maximum exposure to loss	$7,640,567	$7,587,591
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
As the primary beneficiary of these entities, the Company is exposed to credit, interest rate and market risk from the Participation Rights in the VIEs. However, the Company’s exposure to these risks did not change as a result of the transfer of Participation Rights to the VIEs. The Company may also be exposed to interest rate risk arising from the secured notes issued by the VIEs. The secured notes issued by the VIEs are shown on the Company’s Condensed Consolidated Statements of Financial Condition as secured borrowings, net of unamortized issuance costs as of September 30, 2022 and December 31, 2021 of $4.8 million and $5.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$19,642	$24,719
Restricted cash	13,172	13,135
Participation rights receivable (a)	481,863	492,276
Due from affiliates	494	1,146
Total assets	$515,171	$531,276

Accrued interest	$3,450	$191
Due to affiliates and other	427	22,470
Secured borrowings, net	245,182	244,950
Total liabilities	$249,059	$267,611
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8.    Debt
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of September 30, 2022		As of December 31, 2021
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility (a)	March 2011	July 2027	$700,000	$—	4.14%	$—	1.85%
Subordinated Credit Facility (b)	August 2014	August 2024	30,000	—	5.39%	—	2.35%
Senior Unsecured Term Loan (c)	December 2021	December 2024	200,000	199,216	4.14%	199,494	1.10%
Secured Borrowings - Tranche A (d)	May 2018	June 2038	200,000	196,124	5.33%	195,938	5.33%
Secured Borrowings - Tranche B (d)	October 2019	June 2038	50,000	49,058	4.75%	49,012	4.75%
Total debt obligations			$1,180,000	$444,398		$444,444
_______________
(a)In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). Between 2018 and 2021, TPG Holdings, L.P. entered into the first, second, third and fourth amendments to the Senior Unsecured Revolving Credit Facility to, among other things, release the collateral package under the facility, reduce commitments to $300.0 million and to provide for successor borrowers. In July 2022, TPG Operating Group II, L.P., as borrower, entered into a fifth amendment and restatement of the Senior Unsecured Revolving Credit Facility (the “Amended Senior Unsecured Revolving Credit Facility”) to among other things, (i) extend the maturity date of the revolving credit facility from November 2025 to July 2027, (ii) increase the aggregate revolving commitments thereunder from $300.0 million to $700.0 million and (iii) replace LIBOR as the applicable reference rate with the Secured Overnight Financing Rate (“SOFR”) and otherwise conform the credit facility to accommodate SOFR as the reference rate. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Company is also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit. In August 2022, the Company entered into a first amendment to the Amended Senior Unsecured Revolving Credit Facility, which provides that if the Company is not publicly rated, the applicable margin for borrowings under the facility may be determined using the Company’s leverage ratio.
(b)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2022, the subsidiary extended the maturity date of the Subordinated Credit Facility

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

from August 2023 to August 2024 and replaced LIBOR as the applicable reference rate with SOFR, and otherwise conforms the agreements to accommodate SOFR as the reference rate.
(c)In July 2022, the Company entered into an amended and restated term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”). The Amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with SOFR, and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate. Principal amounts outstanding under the Amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
(d)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At September 30, 2022, the Company is in compliance with these covenants and conditions.
During the three and nine months ended September 30, 2022, the Company incurred interest expense of $5.0 million and $13.2 million, respectively, on its debt obligations. During the three and nine months ended September 30, 2021, the Company incurred interest expense of $3.5 million and $10.7 million, respectively, on its debt obligations.
At September 30, 2022 and December 31, 2021, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $232.7 million and $271.6 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at September 30, 2022 and December 31, 2021.
The fair value of the Company’s Senior Unsecured Term Loan approximates its carrying amount represented in the Condensed Consolidated Statements of Financial Condition due to its recent issuance in December 2021 and variable rate nature.
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
As of September 30, 2022, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $98.3 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $80.3 million against its net deferred tax assets of $98.3 million (resulting in net deferred tax assets after valuation allowance of $18.0 million) as of September 30, 2022, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, and concurrent with the Reorganization, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $18.3 million.

The Company’s effective tax rate was 0.8% and 0.2% for the three months ended September 30, 2022 and 2021, respectively, and (102.5)% and 0.2% for the nine months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) the Company was not subject to U.S. federal taxes prior to the Reorganization and (ii) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests. In addition, during the three and nine months ended September 30, 2022, the Company recognized an income tax benefit in connection with certain

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

changes in estimate of the income tax basis of the Company's investments in the TPG Operating Group partnerships at the time of the Reorganization.
Applicable accounting standards provide that the Company estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and nine months ended September 30, 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives. The IRA applies to tax years beginning after December 31, 2022. The Company will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.
During the three and nine months ended September 30, 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
10.    Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Portfolio companies	$52,233	$42,067
Partners and employees	2,042	2,760
Other related entities	52,083	47,183
Unconsolidated VIEs	72,559	93,311
Due from affiliates	$178,917	$185,321

Portfolio companies	$9,786	$6,567
Partners and employees	59,797	125,429
Other related entities	49,785	658,954
Unconsolidated VIEs	58,937	36,049
Due to affiliates	$178,305	$826,999
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG Funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the nine months ended September 30, 2022 and 2021 totaled $107.8 million and $151.0 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fee Income from Affiliates
Substantially all revenues are generated from TPG Funds or Portfolio Companies. The Company disclosed revenues in Note 2.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Financial Statements, totaled less than $0.1 million for the three and nine months ended September 30, 2022, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million. For the nine months ended September 30, 2022, the Company made no lease payments to entities controlled by certain partners of the Company. For the nine months ended September 30, 2021, such lease payments, which were paid to entities controlled by certain partners of the Company, totaled $3.7 million.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and nine months ended September 30, 2022 were $4.8 million and $15.2 million, respectively.

Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized within expense reimbursements and other in the amount of $5.9 million and $5.3 million for the three months ended September 30, 2022 and 2021, respectively, and $17.2 million and $15.7 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, these related parties have made payments associated with these arrangements of $19.9 million and $20.3 million, respectively.
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
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 shares at a price of $10.00 per share for a total IPO price of $400.0 million. Each share consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million, of which the Company is responsible for $24.9 million as of September 30, 2022.
In October 2020, TPGY, a SPAC, completed an initial public offering. TPGY sold 35,000,000 units at a price of $10.00 per unit for a total IPO price of $350.0 million. Each unit consists of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant. Prior to the IPO, TPGY entered into FPAs for an aggregate purchase price of $100.0 million, of which the Company is responsible for $17.0 million as of September 30, 2022.
As of September 30, 2022, TPGY held cash in trust of $352.0 million, which includes the $350.0 million in funds deposited into the Trust Account at the time of the TPGY’s initial public offering and $2.0 million in interest and dividend income, which was available for distribution to the shareholders. On October 11, 2022, TPGY redeemed all of its Class A Shares at a per-share redemption price of approximately $10.06, because TPGY did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of October 11, 2022, the Class A Shares were deemed cancelled and represented only the right to receive the Redemption Amount. There will be no redemption rights or liquidating distributions with respect to the TPGY’s warrants, which expired with no value. FPAs entered into by TPGY at the time of its IPO were terminated on October 11, 2022. After October 11, 2022, TPGY ceased all operations except for those required to wind up its business.
Accordingly, all redeemable equity attributable to TPGY was reclassified to current redeemable equity on the Company’s accompanying Condensed Consolidated Statements of Financial Condition as of September 30, 2022.
11.    Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.
The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost (a):
Operating lease cost	$6,841	$9,271	$19,872	$28,059
Short-term lease costs	127	(89)	401	149
Variable lease cost	1,946	393	4,722	3,535
Sublease income	(1,004)	(1,498)	(3,224)	(4,505)
Total lease cost	$7,910	$8,077	$21,771	$27,238
Weighted-average remaining lease term			7.1	7.6
Weighted-average discount rate			4.10%	4.10%
___________
(a)Office rent expense for the three and nine months ended September 30, 2022 was $6.3 million and $19.7 million, respectively. Office rent expense for the three and nine months ended September 30, 2021 was $7.9 million and $24.0 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$21,192	$21,745
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	5,468	3,735
Non-cash right-of-use assets and lease liability termination	(13,939)	—
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of September 30, 2022 (in thousands):

Year Due	Lease Amount
Remainder of 2022	$2,697
2023	19,055
2024	25,321
2025	27,861
2026	24,397
Thereafter	81,904
Total future undiscounted operating lease payments	181,235
Less: imputed interest	(29,106)
Present value of operating lease liabilities	$152,129
12.    Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At September 30, 2022 and December 31, 2021, the maximum obligations guaranteed under these agreements totaled $1,099.4 million and $715.0 million, respectively. At September 30, 2022, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2024	$30,000
December 2024	200,000
June 2026	60,000
December 2026	83,483
July 2027	700,000
June 2030	25,868
Total	$1,099,351
At September 30, 2022 and December 31, 2021, the outstanding amount of debt on obligations related to these guarantees was $324.8 million and $341.3 million, respectively.
Letters of Credit
The Company had $0.4 million and $0.7 million in letters of credit outstanding at September 30, 2022 and December 31, 2021, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Commitments
At September 30, 2022, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $207.6 million to the consolidated Public SPACs.
At September 30, 2022, the TPG Operating Group had unfunded investment commitments of $381.3 million to the TPG Funds, consolidated Public SPACs and other strategic investments.
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
At September 30, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Financial Statements.
At September 30, 2022, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,847.4 million on a pre-tax basis.
During the nine months ended September 30, 2022, the general partners made no payments on the clawback liability.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In addition to the Luxembourg appeal, two cases in New York state court are active against TPG and Apax-related parties concerning the Hellas investment. Motions to dismiss by all defendants were made in both actions with the Court now having granted and denied in part those motions, paring back the parties, claims and amounts at issue. Appeals are pending as to the ruling in one matter (with immediate appeals possible as to the ruling in the other). No trial date has been set in either of the two active actions. The prior noted stayed federal actions have now been dismissed by court order and stipulation.
The Company believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.
In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company intends to cooperate with the SEC’s request.
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
13.    Net Income Per Class A Common Share
Basic and diluted net income per share of Class A common stock is presented from January 13, 2022 through September 30, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

that has not previously been attributed to the non-controlling interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Numerator:
Net income (loss)	$53,206	$(46,487)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net income (loss) subsequent to IPO	53,206	(52,192)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	7,322	13,203
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(6,898)	(140,679)
Net income attributable to other non-controlling interests subsequent to IPO	15,422	6,499
Net income attributable to Class A Common Stockholders prior to distributions	37,360	68,785
Reallocation of earnings to unvested participating restricted stock units	(2,143)	(3,575)
Net income attributable to Class A Common Stockholders - Basic	35,217	65,210
Net loss assuming exchange of non-controlling interest	(8,237)	(114,476)
Reallocation of income from participating securities assuming exchange of Common Units	604	—
Net income (loss) attributable to Class A Common Stockholders - Diluted	$27,584	$(49,266)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	79,266,822	79,249,528
Exchange of Common Units to Class A Common Stock	229,652,641	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	308,919,463	308,902,169
Net income (loss) available to Class A common stock per share
Basic	$0.44	$0.82
Diluted	$0.09	$(0.16)
Dividends declared per share of Class A Common Stock (a)	$0.39	$0.83
___________
(a)Dividends declared reflects the calendar date of the declaration for each distribution.
14.    Equity-Based Compensation
In conjunction with the IPO, TPG employees, certain of the Company’s executives and certain non-employees received grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting. These grants were issued as part of the IPO to promote broad ownership of the firm among its employees and further align its interests with those of its shareholders. As a result of the Reorganization and the IPO, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and indirect economic interests through RemainCo. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

its existing owners, which are the Company’s current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within our Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to both service-based vesting, primarily over a four to seven-year period from the date of grant or, in certain cases, to performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager discussed in Note 3 of the Condensed Consolidated Financial Statements, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock (collectively with “TOG Units,” the “Other IPO-Related Awards”) subject to both service and performance conditions, which are deemed probable of achieving.
The following table summarizes the granted and outstanding awards for the three and nine months ended September 30, 2022 (in millions, including share data):

	Shares / Units Granted for the nine months ended September 30, 2022	Shares / Units Outstanding as of September 30, 2022	Compensation Expense for the three months ended September 30, 2022	Compensation Expense for the nine months ended September 30, 2022	Unrecognized Compensation Expense as of September 30, 2022
Restricted Stock Units
IPO Service-Vesting Awards	10.2	9.5	$16.8	$52.2	$234.1
IPO Executive Service-Vesting Awards	1.1	1.1	1.6	4.6	27.9
IPO Executive Performance Condition Awards	1.1	1.1	1.4	3.8	14.4

Ordinary Service-Vesting Awards	0.7	0.7	1.1	1.4	17.6
Ordinary Performance-Vesting Awards	0.1	0.1	0.2	0.4	3.2

Total Restricted Stock Units	13.2	12.5	$21.1	$62.4	$297.2

Other IPO-Related Awards
Unvested TOG Common Units	2.4	2.4	$6.3	$18.0	$47.2
Unvested Class A Common Stock	1.8	1.8	4.4	12.7	39.5
Total Other IPO-Related Awards	4.2	4.2	$10.7	$30.7	$86.7

	Unvested Units at IPO	Unvested Units Outstanding as of September 30, 2022	Compensation Expense for the three months ended September 30, 2022	Compensation Expense for the nine months ended September 30, 2022	Unrecognized Compensation Expense as of September 30, 2022
TPH and RPH Units
TPH units	66.6	64.2	$91.2	$326.1	$1,293.5
RPH units	0.6	0.6	21.1	61.4	232.8
Total TPH and RPH Units	67.2	64.8	$112.3	$387.5	$1,526.3

Restricted Stock Units
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense of $21.1 million and $62.4 million, respectively.

IPO and Ordinary Service-Vesting Awards
Under the Omnibus Plan, the Company granted equity awards that are subject to service-based vesting, primarily over a four to six-year period from the date of grant (“Service-Vesting Awards”). Holders of the Service-Vesting Awards participate in dividends whether the awards are unvested or vested.
The Company awarded 10.2 million of restricted stock units to employees and certain non-employees of the Company in conjunction with the IPO. Additionally, for the three and nine months ended September 30, 2022, the Company issued 0.5 million and 0.7 million of ordinary Service-Vesting Awards, respectively. The related expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.6 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. This excludes 2.2 million of restricted stock units granted to certain executives (“Executive Awards”) in conjunction with the IPO.
The fair value is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the nine months ended September 30, 2022 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	10.9	29.51
Vested, settled	(0.2)	29.50
Forfeited	(0.5)	29.50
Balance at September 30, 2022	10.2	$29.51
As of September 30, 2022, there was approximately $251.7 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.7 years.
Ordinary Performance-Vesting Awards
Under the Omnibus Plan, the Company also granted 0.1 million of ordinary equity awards that are subject to both service and performance conditions (“Performance-Vesting Awards”). The weighted-average grant date fair value per share was $26.93 for these awards. For each of the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense of $0.2 million and $0.4 million, respectively. Further, as of September 30, 2022, there was approximately $3.2 million of total estimated unrecognized compensation expense related to unvested Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.4 years.
IPO Executive Awards
Under the Omnibus Plan, the Company also granted 2.2 million of Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders in conjunction with the IPO. The Executive Awards includes awards of (i) 1.1 million restricted stock units subject to service-based vesting over a five-year service period beginning with the second anniversary of the grant date (“Executive Service-Vesting Awards”) and (ii) 1.1 million market and service based restricted stock units (“Executive Performance Condition Awards”). Each Executive Performance Condition Award is comprised of two parts: (i) a time-based component requiring a five-year service period (“Type I”) and (ii) a market price component with a target Class A common stock share price at either $44.25 within five years or $59.00 within eight years (“Type II”). Dividend equivalents are paid on vested and unvested Executive Service-Vesting Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Executive Performance Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value of the Executive Service-Vesting Awards, $32.5 million, is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. Compensation expense for those awards is recognized on a straight-line basis. The grant date fair value of the Executive Performance Condition Awards made during the nine month period ended September 30, 2022 was $18.2 million and was based on a Monte-Carlo simulation valuation model. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis.
The following table presents the rollforwards of the Company’s unvested Executive Awards for the nine months ended September 30, 2022 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted	1.1	29.50	1.1	16.58
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at September 30, 2022	1.1	$29.50	1.1	$16.58
Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Grant Date Fair Value
Type I	$17.58
Type II	$15.59

Significant Assumptions	Type I	Type II
TPG Class A common stock share price as of valuation date	$29.50	$29.50
Volatility	35.0%	35.0%
Dividend Yield	4.0%	4.0%
Risk-free rate	1.46%	1.65%
Cost of Equity	10.7%	10.7%
As of September 30, 2022, there was approximately $27.8 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.3 years. There was approximately $14.4 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.
TPH and RPH Awards
We account for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $112.3 million and $387.5 million for the three and nine months ended September 30, 2022, respectively. The Company did not recognize compensation expense for the three and nine months ended September 30, 2021. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, we have allocated these expense amounts to our non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the rollforwards of the Company’s unvested TPH Units and RPH Units for the period commencing on January 13, 2022 and ending on September 30, 2022 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at January 13, 2022	34.0	$23.60	0.6	$457.10
Granted	33.1	25.10	—	—
Vested	(2.4)	25.08	—	—
Forfeited	(0.5)	24.78	—	—
Balance at September 30, 2022	64.2	$24.31	0.6	$457.10
As of September 30, 2022, there was approximately $1,526.3 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.

Other IPO-Related Awards
In accordance with ASC 718 the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the three and nine months ended September 30, 2022 totaled $10.7 million and $30.7 million, respectively. The Company had no such expense for the three and nine months ended September 30, 2021. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG, Inc. The weighted average grant date fair value of the TOG Units was $27.29 and of Class A common stock was $29.50. Total unrecognized compensation expense related to outstanding unvested awards as of September 30, 2022 was $86.7 million, of which our TOG Units and Class A common stock represented $47.2 million and $39.5 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15.    Equity
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of September 30, 2022, 79,240,058 shares of Class A common stock were outstanding, 229,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Condensed Consolidated Statements of Stockholders’ Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
On May 10, 2022, the Company’s board of directors declared and approved a cash dividend for the first quarter of 2022 of $0.44 per share of Class A common stock, which was paid on June 3, 2022 to holders of record of the Company’s Class A common stock as of May 20, 2022.

On August 9, 2022, the Company’s board of directors declared and approved a cash dividend for the second quarter of 2022 of $0.39 per share of Class A common stock, which was paid on September 2, 2022 to holders of record of the Company’s Class A common stock as of August 19, 2022.
On November 9, 2022, the Company’s board of directors declared and approved a a cash dividend for the third quarter of 2022 of $0.26 per share of Class A common stock of record at the close of business on November 21, 2022, payable on December 2, 2022.
16.    Subsequent Events
On November 4, 2022, the Board of Directors of the Company (the “Board”) adopted resolutions authorizing an amendment to its certificate of incorporation (the “Existing Charter”) to revise Section 4.2(a) of the Existing Charter (as amended, the “Amended Charter”) to stipulate that “Free Float” (as defined under the rules of FTSE Russell relating to the Russell indices) Class A shares are entitled to at least 5.1% of the aggregate voting power (the “Free Float Threshold”). If on any record date the votes entitled to be cast by Free Float Class A shares do not equal 5.1% of the aggregate voting power, the voting power of the Class B shares will be reduced proportionately until the Free Float Threshold is met.
Other than the events noted in Note 10, Note 12 and Note 15, there have been no additional events since September 30, 2022 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Business Overview
We are a leading global alternative asset manager with approximately $135.1 billion in assets under management (“AUM”) as of September 30, 2022. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm through a 30-year history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-product investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
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
•Market Solutions: Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities. The Market Solutions platform products consist of Public Market Investing funds, Private Markets Solutions, Capital Markets activities, which seeks to acquire private equity positions on a secondary basis, and SPACs.
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
The three months ended September 30, 2022 experienced persistent, elevated volatility across asset classes as global markets continued to contend with rising consumer prices, tightening financial conditions and slowing economic growth. Heightened inflation and monetary policy remained the largest factors affecting the macro environment with many central banks, including the U.S. Federal Reserve, signaling a commitment to continue to raise interest rates in order to tame inflation. Geopolitical risks also remained elevated amid the conflict between Russia and the Ukraine, furthering global growth and energy supply concerns.
Inflation continued to rise across many major economies in the third quarter of 2022, with the U.S. Consumer Price Index rising 8.3% and 8.2% year-over-year in August and September, respectively. While headline inflation was lower than the 9.1% and 8.5% year-over-year increases in June and July, respectively, levels remained elevated enough to counter narratives of peak inflation or a dovish pivot by the Federal Reserve. Core Consumer Price Index (CPI), which excludes food and energy components, increased 6.3% and 6.6% year-over-year in August and September, respectively, with the September figure representing a 40-year high.
The Federal Reserve continued its rapid interest rate hiking pace in the quarter, announcing 75 basis points Federal Funds rate increases at both the July and September Federal Open Market Committee meetings, with the most recent hike bringing the target rate to 3.00-3.25%. Commentary from Chairman Jerome Powell reiterated the Federal Reserve’s commitment to reducing inflation to 2.0%, potentially at the cost of economic deterioration, indicating that additional hikes are likely. As of the September meeting, many Federal Reserve officials expect rates to rise to approximately 4.4% by year-end 2022 and 4.6% by year-end 2023.
The rising interest rate and economic environment caused U.S. Treasury yields to rise across the curve during the third quarter of 2022, with the yield curve flattening as increases were sharper at the shorter end. Benchmark 10-year Treasuries ended the quarter yielding 3.80%, up from 2.98% as of the end of June 2022. The three months ended September 30, 2022 saw a sustained inversion of the yield curve as 2-year Treasury yields crossed higher than 10-year Treasury yields in early July, ultimately ending the quarter at 4.20%, 127 basis points higher than as of the end of the prior quarter. Corporate bond prices likewise fell during the quarter but fared better than other risk assets. U.S. High Yield and Investment Grade Bond indices fell 6.0% and 2.3%, respectively, in the quarter. Trends in credit spreads improved from the first half of 2022. Investment grade corporate spreads widened by only three basis points from the end of the second quarter of 2022, though remain near their widest point of the year, while high yield spreads tightened by 44 basis points.
U.S. equities fell for the third straight quarter during the three months ended September 30, 2022, recording their third consecutive quarterly losses. Positive momentum generated during the first half of the quarter, as investors anticipated slowing inflation, gave way to selling pressure in August and September as inflation persisted more than anticipated. The S&P 500, Dow Jones and Nasdaq Composite declined 5.3%, 6.7% and 4.1%, respectively, in the quarter, bringing year-to-date losses to 24.8%, 20.9% and 32.4%, respectively. U.S. equities are poised to post their worst annual performance since 2008, during which the S&P 500 fell 38.5%. The consumer discretionary and energy sectors were the only two S&P 500 sectors to post gains during the quarter, rising 4.1% and 1.2%, respectively. Communication services and real estate were the weakest performing sectors, declining 11.7% and 12.9%, respectively. Volatility, as measured by the CBOE Volatility Index, finished the three months ended September 30, 2022 modestly higher, closing at 31.62, up from 28.71 as of the end of the three months prior.
Our portfolio appreciated 2% in the third quarter, compared to declines in public indices this quarter, which reflects the strong operating performance and value creation initiatives in our portfolio. Both our private portfolio and public portfolio appreciated in the third quarter.
The U.S. labor market remained a key factor in the overall domestic economic picture. September’s labor report published by the U.S. Bureau of Labor Statistics indicated unemployment fell to 3.5% during the month, down from 3.7% in August. Job growth slowed but remained relatively robust. Employers added a seasonally adjusted 263,000 jobs in September, fewer than the 315,000 increase in August. While generally positive data points for the labor market, risk assets declined in response to labor data reports given the implications of continued inflation and monetary tightening measures.
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
Subsequent to December 31, 2021 and in connection with our IPO, TPG Partners, LLC converted from a limited liability company to a Delaware corporation and changed its name to TPG Inc. and completed the remainder of the Reorganization on January 12, 2022. Following our incorporation, the Reorganization and the IPO, we are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies as of September 30, 2022. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from an investment fund’s limited partners. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG Funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$333,496	$279,908	$896,456	$685,115
Capital allocation-based income	227,628	231,356	667,096	3,211,945
Total revenues	561,124	511,264	1,563,552	3,897,060
Expenses
Compensation and benefits:
Cash-based compensation and benefits	116,753	136,139	348,751	392,666
Equity-based compensation	143,149	—	474,200	—
Performance allocation compensation	149,495	—	374,607	—
Total compensation and benefits	409,397	136,139	1,197,558	392,666
General, administrative and other	95,533	68,634	275,468	182,930
Depreciation and amortization	7,372	2,251	24,629	5,137
Interest expense	5,737	4,371	15,106	12,318
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	226	—	573
Other	567	12,556	2,547	23,919
Total expenses	518,606	224,177	1,515,308	617,543
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	1,907	224,141	(90,845)	338,346
Interest, dividends and other	2,407	472	3,393	6,959
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	1,949	—	9,008
Unrealized gains on derivative liabilities of Public SPACs	3,235	7,205	11,715	191,528
Interest, dividends and other	3,571	910	4,540	2,971
Total investment income (loss)	11,120	234,677	(71,197)	548,812
Income (loss) before income taxes	53,638	521,764	(22,953)	3,828,329
Income tax expense	432	1,281	23,534	6,090
Net income (loss)	53,206	520,483	(46,487)	3,822,239
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	(4,250)	(517)	133,209
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	1,293	—	8,191
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	228,646	966	1,980,946
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	294,794	5,256	1,699,893
Net income attributable to redeemable equity in Public SPACs	7,322	—	13,203	—
Net loss attributable to non-controlling interests in TPG Operating Group	(6,898)	—	(140,679)	—
Net income attributable to other non-controlling interests	15,422	—	6,499	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$37,360	$—	$68,785	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except share and per share data)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.44	$—	$0.82	$—
Diluted	$0.09	$—	$(0.16)	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,266,822	—	79,249,528	—
Diluted	308,919,463	—	308,902,169	—
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues consisted of the following for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
Management fees	$253,839	$207,820	$46,019	22%
Transaction, monitoring and other fees, net	14,760	34,409	(19,649)	(57)%
Expense reimbursements and other	64,897	37,679	27,218	72%
Total fees and other	333,496	279,908	53,588	19%
Performance allocations	223,311	218,218	5,093	2%
Capital interests	4,317	13,138	(8,821)	(67)%
Total capital allocation-based income	227,628	231,356	(3,728)	(2)%
Total revenues	$561,124	$511,264	$49,860	10%
Fees and other revenues increased by $53.6 million, or 19%, during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This change resulted from a $46.0 million increase in management fees and a $27.2 million increase in expense reimbursements, which was partially offset by a $19.6 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $46.0 million, or 22%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was largely due to additional management fees of $17.6 million from TPG IX, $9.4 million from Asia VIII and $4.6 million from THP II, each of which were activated during the third quarter of 2022. Management fees also increased $21.3 million as a result of the launch of TREP IV during the first quarter of 2022 and $11.8 million from Rise Climate. These increases were partially offset by a decrease of $19.4 million in fees earned from Growth V, primarily related to $19.9 million in catch-up fees recognized in the three months ended September 30, 2021 and $8.8 million from TPG VII, resulting from a decrease in fee earning AUM during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Certain management fees earned during the three months ended September 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise III in the amount of $1.2 million and $0.7 million for TREP IV which had initial closings prior to the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $19.6 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by a $20.8 million decrease in our Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer, partially offset by a $1.2 million increase in transaction and incentive fees earned from portfolio companies in our Growth platform.

Expense Reimbursements and Other. Expense reimbursements and other increased $27.2 million, or 72%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was largely driven by additional reimbursements from TPG funds of $21.1 million and $4.8 million in administrative service fees from RemainCo during the three months ended September 30, 2022.
Performance Allocations. Performance allocations increased by $5.1 million, or 2%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Our realized and unrealized portfolio appreciated by approximately 2% during each of the three months ended September 30, 2022 and 2021. Realized performance allocations gains for the three months ended September 30, 2022 and 2021 totaled $41.5 million and $967.8 million, respectively. Unrealized performance allocation gains for the three months ended September 30, 2022 totaled $181.8 million. Unrealized performance allocation losses for the three months ended September 30, 2021 totaled $749.5 million.
The table below highlights performance allocations for the three months ended September 30, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$(44,178)	$113,840	$(158,018)	(139)%
TPG VIII	144,330	(150,939)	295,269	196%
Asia VI (1)	(41,039)	48,936	(89,975)	(184)%
Asia VII	(36,152)	117,295	(153,447)	(131)%
THP I	31,699	(173,803)	205,502	118%
TES	527	1,203	(676)	(56)%
AAF	63,222	—	63,222	NM
Platform: Capital	118,409	(43,468)	161,877	372%
Growth III (1)	(1,517)	6,580	(8,097)	(123)%
Growth IV	14,475	30,789	(16,314)	(53)%
Growth V	49,190	15,158	34,032	225%
TTAD I	2,412	61,908	(59,496)	(96)%
TDM	3,550	12,479	(8,929)	(72)%
Platform: Growth	68,110	126,914	(58,804)	(46)%
Rise I	2,918	60,745	(57,827)	(95)%
Rise II	31,996	31,507	489	2%
Platform: Impact	34,914	92,252	(57,338)	(62)%
TREP III	2,594	44,758	(42,164)	(94)%
Platform: Real Estate	2,594	44,758	(42,164)	(94)%
TPEP	342	1,412	(1,070)	(76)%
NewQuest	(705)	(4,827)	4,122	85%
Platform: Market Solutions	(363)	(3,415)	3,052	89%
Total TPG Operating Group Shared:	$223,664	$217,041	$6,623	3%

	Three Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	$(153)	$(88)	$(65)	(74)%
TPG VI	(2,244)	1,159	(3,403)	(294)%
Asia IV	(10)	(12)	2	17%
Asia V	(20,566)	20,928	(41,494)	(198)%
MMI	165	338	(173)	(51)%
TPG TFP	(11)	(10)	(1)	(10)%
Platform: Capital	(22,819)	22,315	(45,134)	(202)%
Growth II	6,693	(8,801)	15,494	176%
Growth II Gator	8,729	(10,310)	19,039	185%
Biotech III	16,976	(6,475)	23,451	362%
Biotech IV	(113)	(410)	297	72%
Platform: Growth	32,285	(25,996)	58,281	224%
TREP II	(9,218)	384	(9,602)	(2501)%
DASA - Real Estate	(572)	553	(1,125)	(203)%
Platform: Real Estate	(9,790)	937	(10,727)	(1145)%
TSI	(29)	3,921	(3,950)	(101)%
Platform: Impact	(29)	3,921	(3,950)	(101)%
Total TPG Operating Group Excluded (2)	$(353)	$1,177	$(1,530)	(130)%
Total Performance Allocations	$223,311	$218,218	$5,093	2%
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
The increase in total performance allocations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily driven by an increase in unrealized appreciation in TPG VIII, THP I and AAF, partially offset by lower unrealized appreciation in TPG VII and Asia VII.
As of September 30, 2022, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.4 billion. As of September 30, 2022, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.6 billion.
Capital Interests. Capital interests income decreased by $8.8 million, or 67%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by a decrease in income from our investments in Asia VII, TPG VII and Asia VI in our Capital platform, Rise I in our Impact platform and TTAD I in our Growth platform, partially offset by increases in TPG VIII, THP I and AAF in our Capital platform.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $19.4 million, or 14%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by a $31.1 million decrease in accrued bonuses for senior professionals for the three months ended September 30, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. This decrease was partially offset by increases in salaries and benefits and accrued bonuses of $6.8 million and $7.1 million, respectively, driven by an increase in headcount for the three months ended September 30, 2022.
Equity-based Compensation. Equity-based compensation expense increased by $143.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily attributable to the Reorganization and IPO, which resulted in a $123.0 million expense associated with units granted to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as a $20.5 million expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022, partially offset by a $0.4 million reduction of equity-based compensation expense associated with awards granted by TRTX. We had no such expense during the three months ended September 30, 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $149.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was attributable to the change in fair value of performance allocations attributable to our partners and professionals. We had no such expense during the three months ended September 30, 2021 as we were a private partnership.
General, Administrative and Other. General and administrative expenses increased by $26.9 million, or 39%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by a $21.1 million increase in reimbursable expenses incurred on behalf of TPG Funds and an increase of $5.8 million of other administrative expenses during the three months ended September 30, 2022.
Depreciation and Amortization. Depreciation and amortization increased by $5.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Interest Expense. Interest expense increased by $1.4 million, or 31%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $12.2 million, or 96%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by a $6.7 million decrease in non-recurring professional services expenses from PACE, which completed its business combination in September 2021, and a $2.0 million and $0.9 million decrease in other expenses for TPG Pace Beneficial Finance Corp. and TPG Pace Beneficial II Corp., respectively.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities decreased by $222.2 million to a gain of $1.9 million for three months ended September 30, 2022 from a gain of $224.1 million for the three months ended September 30, 2021. This change was primarily attributable to a gain of $122.7 million recognized on the deconsolidation of PACE and a gain of $95.0 million recognized on the acquisition of NewQuest during the three months ended September 30, 2021. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021.
Interest, Dividends and Other. Interest, dividends and other increased by $1.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Net Losses from Investment Activities of Consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs had no activity during the three months ended September 30, 2022 compared to $1.9 million for the three months ended September 30, 2021. Following the Reorganization, the Company no longer consolidates TPEP as the Company does not have a controlling financial interest.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $3.2 million and $7.2 million of unrealized gain on derivative instruments recognized during the three months ended September 30, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $2.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by higher interest income on Assets held in Trust Accounts due to increasing interest rates.
Income Tax Expense. Income tax expense decreased by $0.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was due to the Company now being treated as a corporation for U.S. federal and state income taxes in connection with the Reorganization and IPO, beginning in January of 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues consisted of the following for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
Management fees	$681,389	$520,338	$161,051	31%
Transaction, monitoring and other fees, net	59,755	66,358	(6,603)	(10)%
Expense reimbursements and other	155,312	98,419	56,893	58%
Total fees and other	896,456	685,115	211,341	31%
Performance allocations	635,784	3,057,464	(2,421,680)	(79)%
Capital interests	31,312	154,481	(123,169)	(80)%
Total capital allocation-based income	667,096	3,211,945	(2,544,849)	(79)%
Total revenues	$1,563,552	$3,897,060	$(2,333,508)	(60)%
Fees and other revenues increased by $211.3 million, or 31% during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This change resulted from a $161.1 million increase in management fees, a $56.9 million increase in expense reimbursements and other and a $6.6 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $161.1 million, or 31%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by higher fee earning AUM resulting in additional management fees from TPG IX of $17.6 million and Rise III of $10.5 million, which held their initial closings in the second quarter of 2022, TREP IV of $55.4 million, which held its initial close during the first quarter of 2022, and Rise Climate of $65.6 million, which held its initial close in the third quarter of 2021. NewQuest, which was acquired on July 1, 2021, also contributed an additional $13.1 million of management fees during the nine months ended September 30, 2022. These increases were partially offset by a decline in management fees of $21.1 million earned from TPG VII resulting from a decrease in fee earning AUM during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Certain management fees in the nine months ended September 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing in the third quarter of 2021.

Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $6.6 million, or 10%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change during the nine months ended September 30, 2022 was primarily driven by a decrease of $14.1 million in our Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer, partially offset by increased transaction fees of $7.5 million earned from portfolio companies in our Real Estate platform.
Expense Reimbursements and Other. Expense reimbursements and other increased by $56.9 million, or 58%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by a $29.5 million increase in additional reimbursements from TPG funds, $15.2 million in administrative service fees from RemainCo received during the nine months ended September 30, 2022 and a $10.8 million increase in income from services rendered to TPG funds.
Performance Allocations. Performance allocations decreased by $2,421.7 million to $635.8 million, or 79%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by a 7% appreciation of our realized and unrealized portfolio during the nine months ended September 30, 2022 compared to a 32% appreciation of our realized and unrealized portfolio during the nine months ended September 30, 2021. Realized performance allocations for the nine months ended September 30, 2022 and 2021 totaled $953.4 million and $1,463.0 million, respectively. Unrealized performance allocation losses for the nine months ended September 30, 2022 totaled $317.6 million. Unrealized performance allocation gains for the nine months ended September 30, 2021 totaled $1,594.5 million, respectively.
The table below highlights performance allocations for the nine months ended September 30, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Nine Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$320,026	$800,440	$(480,414)	(60)%
TPG VIII	297,999	436,545	(138,546)	(32)%
Asia VI (1)	(76,064)	278,569	(354,633)	(127)%
Asia VII	(36,112)	319,645	(355,757)	(111)%
THP I	20,098	154,135	(134,037)	(87)%
TES	10,833	6,067	4,766	79%
AAF	87,828	—	87,828	NM
Platform: Capital	624,608	1,995,401	(1,370,793)	(69)%
Growth III (1)	(42,611)	82,406	(125,017)	(152)%
Growth IV	(5,640)	239,818	(245,458)	(102)%
Growth V	65,353	60,785	4,568	8%
TTAD I	1,253	92,467	(91,214)	(99)%
TDM	20,626	44,614	(23,988)	(54)%
Platform: Growth	38,981	520,090	(481,109)	(93)%
Rise I	(14,712)	98,371	(113,083)	(115)%
Rise II	24,283	38,744	(14,461)	(37)%
Platform: Impact	9,571	137,115	(127,544)	(93)%
TREP III	36,359	107,948	(71,589)	(66)%
Platform: Real Estate	$36,359	$107,948	$(71,589)	(66)%

	Nine Months Ended September 30,
	2022	2021	Change	%

	($ in thousands)
TPEP	$9,716	$12,778	$(3,062)	(24)%
NewQuest	12,753	(4,827)	17,580	364%
Strategic Capital	(2,793)	—	(2,793)	NM
Platform: Market Solutions	19,676	7,951	11,725	147%
Total TPG Operating Group Shared:	$729,195	$2,768,505	$(2,039,310)	(74)%
TPG Operating Group Excluded:
TPG IV	$(312)	$2,521	$(2,833)	(112)%
TPG VI	(14,787)	26,937	(41,724)	(155)%
Asia IV	(52)	1,454	(1,506)	(104)%
Asia V	(41,874)	68,427	(110,301)	(161)%
MMI	(320)	1,205	(1,525)	(127)%
TPG TFP	(25)	(20)	(5)	(25)%
Platform: Capital	(57,370)	100,524	(157,894)	(157)%
Growth II	8,719	39,435	(30,716)	(78)%
Growth II Gator	11,490	57,678	(46,188)	(80)%
Biotech II	—	(342)	342	100%
Biotech III	(23,116)	43,755	(66,871)	(153)%
Biotech IV	(215)	1,139	(1,354)	(119)%
Biotech V	—	(4,095)	4,095	100%
Platform: Growth	(3,122)	137,570	(140,692)	(102)%
TREP II	(19,617)	38,213	(57,830)	(151)%
DASA—Real Estate	298	(1,938)	2,236	115%
Platform: Real Estate	(19,319)	36,275	(55,594)	(153)%
TSI	131	14,590	(14,459)	(99)%
Evercare	(13,731)	—	(13,731)	NM
Platform: Impact	(13,600)	14,590	(28,190)	(193)%
Total TPG Operating Group Excluded(2)	$(93,411)	$288,959	$(382,370)	(132)%
Total Performance Allocations	$635,784	$3,057,464	$(2,421,680)	(79)%
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
The decrease in total performance allocations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily driven by lower realized and unrealized appreciation in TPG VII, Asia VII, Asia VI, Growth IV, TPG VIII, THP I and Rise I.
As of September 30, 2022, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.4 billion. As of September 30, 2022, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.6 billion.

Capital Interests. Capital interests income decreased by $123.2 million, or 80%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by a decrease in income from our investments in TPG VII, TPG VIII, Asia VI and Asia VII in our Capital platform, Growth III, Growth IV and TTAD I in our Growth platform, TRTX in our Real Estate platform and Rise I in our Impact platform. These decreases were partially offset by an increase in income from our investment in AAF in our Capital platform.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $43.9 million, or 11%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by a $87.6 million decrease in accrued bonuses for senior professionals for the nine months ended September 30, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. This decrease was partially offset by increases in salaries and benefits and accrued bonuses of $24.4 million and $16.8 million, respectively, driven by an increase in headcount for the nine months ended September 30, 2022.
Equity-based Compensation. Equity-based compensation expense increased by $474.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable to the Reorganization and IPO, which resulted in $418.2 million of expense associated with units granted to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as $56.0 million of expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022. We had no such expense during the nine months ended September 30, 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $374.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was attributable to the recognition of partnership distributions to our partners and professionals as compensation expense following our IPO. We had no such expense during the nine months ended September 30, 2021 as we were a private partnership.
General, Administrative and Other. General and administrative expenses increased by $92.5 million, or 51%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by a $42.8 million increase in office, overhead and other, inclusive of a $20.6 million insurance policy purchased in connection with the IPO. This change was also driven by an increase in reimbursable expenses incurred on behalf of TPG Funds of $29.5 million, a $12.7 million increase of other administrative expenses and an increase of $6.5 million of expense associated with equity-based awards granted to certain non-employees of the Company.
Depreciation and Amortization. Depreciation and amortization increased by $19.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily due to the amortization of intangible assets during the nine months ended September 30, 2022.
Interest Expense. Interest expense increased by $2.8 million, or 23%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $21.9 million, or 90%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by $12.1 million decrease in non-recurring professional services expenses from PACE, which completed its business combination in September 2021, and a decrease of $6.4 million of other expenses for TPG Pace Beneficial Finance Corp.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities decreased by $429.2 million, to a loss of $90.8 million for nine months ended September 30, 2022 from a gain of $338.3 million for the nine months ended September 30, 2021. This change was primarily attributable to a gain of $122.7 million recognized on the deconsolidation of PACE and a gain of $95.0 million recognized on the acquisition of NewQuest during the nine months ended September 30, 2021. Additionally, we incurred losses of $61.5 million and $25.3 million from our investments in Vacasa, Inc. and NRDY, respectively, during the nine months ended September 30, 2022. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021.

Interest, Dividends and Other. Interest, dividends and other decreased by $3.6 million, or 51% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by unrealized gains of $5.0 million recorded during the nine months ended September 30, 2021 on the non-financial derivative liability consisting of an embedded contingent zero strike price forward contract granted to an investor as part of a purchase of a non-controlling interest in the Holdings Companies.
Net Losses from Investment Activities of Consolidated TPG Funds and Public SPACs. Net losses from investment activities of consolidated TPG Funds and Public SPACs had no activity during the nine months ended September 30, 2022 compared to $9.0 million for the nine months ended September 30, 2021. Following certain Reorganization activities, the Company no longer consolidates TPEP as the Company does not have a controlling financial interest.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $11.7 million and $191.5 million of unrealized gain on derivative instruments recognized during the nine months ended September 30, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $1.6 million, or 53%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Income Tax Expense. Income tax expense increased by $17.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was due to the Company now being treated as a corporation for U.S. federal and state income taxes in connection with the Reorganization and IPO, beginning in January of 2022.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	September 30, 2022	December 31, 2021
($ in thousands)
Assets
Cash and cash equivalents	$1,052,612	$972,729
Investments	5,725,828	6,109,046
Due from affiliates	178,917	185,321
Other assets	628,908	670,452
Assets of consolidated TPG Funds and Public SPACs	1,010,458	1,024,465
Total assets	$8,596,723	$8,962,013

Liabilities, Redeemable Equity and Equity
Debt obligations	$444,398	$444,444
Due to affiliates	178,305	826,999
Accrued performance allocation compensation	3,369,182	—
Other liabilities	460,081	372,597
Liabilities of consolidated TPG Funds and Public SPACs	376,721	56,532
Total liabilities	$4,828,687	$1,700,572

Redeemable equity from consolidated Public SPACs	$651,434	$1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	$79	$—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	498,712	—
Retained earnings	459	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,617,122	4,654,821
Total equity	3,116,602	6,261,414
Total liabilities, redeemable equity and equity	$8,596,723	$8,962,013

Cash and cash equivalents increased $79.9 million primarily due to net proceeds of $391.3 million from our IPO in January 2022.
Investments decreased $383.2 million primarily due to unrealized performance allocation losses of $317.6 million and unrealized losses of $91.8 million of investment activities during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, our investments have generated realized and unrealized portfolio appreciation of 7%.
Accrued performance allocation compensation increased $3,369.2 million primarily due to recognizing performance allocation compensation for the nine months ended September 30, 2022 following our IPO.
Liabilities of consolidated TPG Funds and Public SPACs increased $320.2 million primarily due to the reclassification of redeemable equity attributable to TPGY to current redeemable equity as a result of the October redemption of Class A ordinary shares. See Note 10 to our Condensed Consolidated Financial Statements.
Total equity decreased $3,144.8 million primarily due to the Reorganization and our IPO in January 2022, which transferred certain investments to RemainCo, reclassified certain performance allocations historically reflected as non-controlling interests to performance allocation compensation liabilities, and resulted in the issuance of approximately 79.1 million shares of Class A common stock and net proceeds of $793.4 million.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below shall have the same meaning as terms defined and included elsewhere in this Form 10-Q.
The following unaudited pro forma Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 presents our consolidated results of operations and gives pro forma effect to the Reorganization, the consummation of the initial public offering (the “IPO”) and other impacts of the IPO (see transactions described under Note 1, “Organization” in the notes to the financial statements), as if they had occurred January 1, 2020. The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of the Reorganization, in conjunction with the IPO that was completed on January 18, 2022. An unaudited pro forma condensed combined balance sheet is not presented because the Reorganization, IPO and the related transactions are fully reflected in the Company’s unaudited Condensed Consolidated Statement of Financial Condition as of September 30, 2022 included elsewhere in this Quarterly Report on Form 10-Q. The following unaudited pro forma condensed consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X, as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses.”
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

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Three Months Ended September 30, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$279,908	$5,507	(3)	$—		$285,415
Capital allocation-based income	231,356	4,938	(1)	—		236,294
Total revenues	511,264	10,445		—		521,709

Expenses
Compensation and benefits:
Cash-based compensation and benefits	136,139	(33,144)	(5)	—		102,995
Equity-based compensation	—	—		107,545	(6)	125,004
				17,459	(7)
Performance allocation compensation	—	190,279	(5)	—		190,279
Total compensation and benefits	136,139	157,135		125,004		418,278
General, administrative and other	68,634	—		—		68,634
Depreciation and amortization	2,251	—		—		2,251
Interest expense	4,371	997	(4)	—		5,368
Expenses of consolidated entities:
Interest expense	226	(226)	(1)	—		—
Other	12,556	(898)	(1)	—		11,658
Total expenses	224,177	157,008		125,004		506,189

Investment income
Income from investments:
Net gains from investment activities	224,141	(23,716)	(1)	—		200,425
Interest, dividends and other	472	—		—		472
Investment income of consolidated entities:
Net gains from investment activities	1,949	(1,949)	(1)	—		—
Unrealized gains on derivative liabilities	7,205	—		—		7,205
Interest, dividends and other	910	(900)	(1)	—		10
Total investment income	234,677	(26,565)		—		208,112
Income before income taxes	521,764	(173,128)		(125,004)		223,632
Income tax expense	1,281	—		17,251	(8)	18,532
Net income	520,483	(173,128)		(142,255)		205,100
Less:
Net loss attributable to redeemable equity in consolidated entities	(4,250)	—		—		(4,250)
Net income attributable to non-controlling interests in consolidated TPG Funds	1,293	(1,293)	(1)	—		—
Net income attributable to other non-controlling interests	228,646	21,183	(1)	44,202	(9)	151,128
		41,559	(2)
		850	(3)
		(155)	(4)
		(185,157)	(5)
Net income attributable to TPG Inc.	$294,794	$(50,115)		$(186,457)	(10)	$58,222

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,384,787
Diluted				309,037,428
Net income available to Class A common stock per share
Basic				$0.74
Diluted				$0.47

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Nine Months Ended September 30, 2021

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$685,115	$16,857	(3)	$—		$701,972
Capital allocation-based income	3,211,945	(1,206)	(1)	—		3,210,739
Total revenues	3,897,060	15,651		—		3,912,711
Expenses
Compensation and benefits:
Cash-based compensation and benefits	392,666	(97,358)	(5)	—		295,308
Equity-based compensation	—	—		322,635	(6)	376,288
				53,653	(7)
Performance allocation compensation	—	2,036,197	(5)	—		2,036,197
Total compensation and benefits	392,666	1,938,839		376,288		2,707,793
General, administrative and other	182,930	—		—		182,930
Depreciation and amortization	5,137	—		—		5,137
Interest expense	12,318	2,993	(4)	—		15,311
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	573	(573)	(1)	—		—
Other	23,919	(1,195)	(1)	—		22,724
Total expenses	617,543	1,940,064		376,288		2,933,895
Investment income
Income from investments:
Net gains from investment activities	338,346	(110,279)	(1)	—		228,067
Interest, dividends and other	6,959	—		—		6,959
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	9,008	(9,008)	(1)	—		—
Unrealized gains on derivative liabilities of Public SPACs	191,528	—		—		191,528
Interest, dividends and other	2,971	(2,936)	(1)	—		35
Total investment income	548,812	(122,223)		—		426,589
Income before income taxes	3,828,329	(2,046,636)		(376,288)		1,405,405
Income tax expense	6,090	—		56,643	(8)	62,733
Net income	3,822,239	(2,046,636)		(432,931)		1,342,672
Less:
Net income attributable to redeemable equity in Public SPACs	133,209	—		—		133,209
Net income attributable to non-controlling interests in consolidated TPG Funds	8,191	(8,191)	(1)	—		—
Net income attributable to other non-controlling interests	1,980,946	121,411	(1)	212,834	(9)	1,019,362
		723,034	(2)
		2,627	(3)
		(467)	(4)
		(2,021,023)	(5)
Net income attributable to TPG Inc.	$1,699,893	$(864,027)		$(645,765)	(10)	$190,101

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,352,582
Diluted				309,005,223
Net income available to Class A common stock per share
Basic				$2.39
Diluted				$1.61
Notes to the Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
1)This adjustment relates to Excluded Assets and is made up of the following components:
Impact of changes in economics of certain TPG general partner interests in TPG Funds:
The TPG Operating Group transferred to RemainCo certain performance allocation economic entitlements from certain of the TPG general partner entities that are defined as Excluded Assets, as well as certain cash and amounts due to affiliates of the TPG Operating Group that relate to these TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. This adjustment results in a transfer of $24.1 million and $139.1 million from net income attributable to controlling interests to non-controlling interests for the three and nine months ended September 30, 2021, respectively, and is reflected in the table below.
Transfer of other investments:
The TPG Operating Group also transferred the economic entitlements associated with certain other investments, including our investment in our former affiliate. For the three months ended September 30, 2021, the impact results in an increase of total revenues of $4.9 million and the exclusion of investment income of $23.7 million with a reduction to net income attributable to controlling interests of $15.9 million and non-controlling interest of $2.9 million. For the nine months ended September 30, 2021, the impact results in the exclusion of total revenues of $1.2 million and investment income of $110.3 million with a reduction to net income attributable to controlling interests of $94.1 million and non-controlling interest of $17.4 million.
This does not include certain of our strategic equity method investments, including Harlem Capital Partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Deconsolidation of consolidated TPG Funds:
We transferred the TPG Operating Group’s co-investment interests in certain TPG Funds to RemainCo. These TPG Funds were historically consolidated and as a result of the transfer to RemainCo, are deconsolidated because we no longer hold a more than insignificant economic interest. For the three months ended September 30, 2021, this results in a reduction of $1.1 million of expenses and $2.8 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below. For the nine months ended September 30, 2021, this results in a reduction of $1.8 million of expenses and $11.9 million of investment income, and associated impacts to income attributable to controlling, non-controlling interest in consolidated TPG Funds, and non-controlling interests, as shown in the table below.

Impact Summary:
The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the Excluded Assets and deconsolidated TPG Funds:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
($ in thousands)	Exclusion of legacy entities	Exclusion of consolidated funds	Total	Exclusion of legacy entities	Exclusion of consolidated funds	Total
Revenues
Fees and other	$—	$—	$—	$—	$—	$—
Capital allocation-based income (loss)	4,938	—	4,938	(1,206)	—	(1,206)
Total revenues	4,938	—	4,938	(1,206)	—	(1,206)

Expenses
Compensation and benefits	—	—	—	—	—	—
General, administrative and other	—	—	—	—	—	—
Depreciation and amortization	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Expenses of consolidated TPG Funds and Public SPACs:			—			—
Interest expense	—	(226)	(226)	—	(573)	(573)
Other	—	(898)	(898)	—	(1,195)	(1,195)
Total expenses	—	(1,124)	(1,124)	—	(1,768)	(1,768)

Investment income
Income from investments:
Net losses from investment activities	(23,716)	—	(23,716)	(110,279)	—	(110,279)
Interest, dividends and other	—	—	—	—	—	—
Investment income of consolidated TPG Funds and Public SPACs:
Net losses from investment activities	—	(1,949)	(1,949)	—	(9,008)	(9,008)
Unrealized gains (losses) on derivative liabilities Public SPACs	—	—	—	—	—	—
Interest, dividends and other	—	(900)	(900)	—	(2,936)	(2,936)
Total investment income	(23,716)	(2,849)	(26,565)	(110,279)	(11,944)	(122,223)
Income before income taxes	(18,778)	(1,725)	(20,503)	(111,485)	(10,176)	(121,661)
Income tax expense	—	—	—	—	—	—
Net income (loss)	(18,778)	(1,725)	(20,503)	(111,485)	(10,176)	(121,661)
Less:
Net loss attributable to redeemable equity in Public SPACs	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	—	(1,293)	(1,293)	—	(8,191)	(8,191)
Net income (loss) attributable to other non-controlling interests	21,251	(67)	21,184	121,721	(310)	121,411
Net income (loss) attributable to controlling interests	$(40,029)	$(365)	$(40,394)	$(233,206)	$(1,675)	$(234,881)
2)This adjustment relates to the changes in economic entitlements that the holders of TPG Operating Group Common Units retain, and the associated reallocation of interests after the Reorganization. Specified Company Assets include certain TPG general partner entities to which the TPG Operating Group retained an economic entitlement and that are consolidated both before and after the Reorganization. As part of the Reorganization, the sharing percentage of the associated performance allocation income was reallocated between controlling and non-controlling interests. Subject to certain exceptions, we expect RemainCo to be entitled to between 10% and 15% of these Specified Company Assets’ related performance allocations, which we treat as non-controlling interests, and to allocate generally between 65% and 70% indirectly to our partners and professionals through performance allocation vehicles and Promote Units, with the remaining 20% available for distribution to the TPG Operating Group Common Unit holders. RemainCo’s entitlement to performance allocations associated with future funds will step down over time. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” in our Annual Report on Form 10-K for the year ended December 31, 2021. In conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to our partners and professionals, have reduced the amount of cash-based bonuses historically paid to these individuals as further described in Note 5 below.
The primary impact of this is a reallocation from income attributable to controlling interests to income attributable to non-controlling interests. Specifically, this adjustment reflects reclassifications of $41.6 million and $723.0 million for the three and nine months ended September 30, 2021, respectively, from net income attributable to controlling interests to net income attributable to other non-controlling interests.
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
The impact of the adjustment is an increase to interest expense of $1.0 million and $3.0 million with a corresponding impact to net income attributable to controlling interests and non-controlling interest holders for the three and nine months ended September 30, 2021, respectively.
5)Reflects the reclassification of performance allocation amounts owed to senior professionals from other non-controlling interests to performance allocation compensation. Following the IPO, we account for partnership distributions to our partners and professionals as performance allocation compensation expense. As described in Note 2 above, we have adjusted our performance allocation sharing percentage and in conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to certain of our people, we are reducing the amounts of cash-based bonuses and increasing the performance allocation compensation expense. For the three months ended September 30, 2021, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $190.3 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $33.1 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $28.0 million and $5.1 million, respectively. Amounts have been derived based upon our historical results.
For the nine months ended September 30, 2021, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $2,036.2 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $97.4 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $82.2 million and $15.2 million, respectively. Amounts have been derived based upon our historical results.
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

We account for the TPG Partner Holdings units and indirect economic interests in RemainCo as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation. The unvested TPG Partner Holdings units and unvested indirect economic interests in RemainCo will be charged to compensation and benefits as they vest over the remaining requisite service period on a straight-line basis. The vesting periods range from immediate vesting up to six years. Expense amounts for TPG Partner Holdings units have been derived utilizing a per unit value of $29.50 (the IPO price) and adjusting for factors unique to those units, multiplied by the number of unvested units, and will be expensed over the remaining requisite service period. Expense amounts for the unvested indirect interests in RemainCo have been derived based on the fair value of RemainCo, utilizing a discounted cash flow valuation approach, multiplied by the number of unvested interests, and will be expensed over the remaining requisite service period. These adjustments resulted in expenses for the three and nine months ended September 30, 2021 totaling $107.5 million and $322.6 million, respectively. There is no additional dilution to our stockholders, contractually these units are only related to our non-controlling interest holders, and there is no impact to the allocation of income and distributions to our stockholders. Therefore, we have allocated these expense amounts to our non-controlling interest holders. See “Item 13.––Certain Relationships and Related Transactions, and Director Independence—RemainCo Performance Earnings Agreement” and “Item 13.––Certain Relationships and Related Transactions, and Director Independence—The TPG Operating Group Limited Partnership Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details on RemainCo.
7)At IPO, we granted to certain of our people RSUs with respect to approximately 9,280,000 shares of Class A common stock (although we are authorized to grant up to 4% of our shares of Class A common stock, measured on a fully-diluted, as converted basis, which would be 12,277,912 shares of Class A common stock). Of these RSUs, we granted 8,229,960 shares of Class A common stock immediately following the completion of the IPO. These RSUs generally vest over four years in three equal installments on the second through fourth anniversaries of the grant date (with some grants vesting on shorter alternate vesting schedules), subject to the recipient’s continued provision of services to the Company or its affiliates through the vesting date. In addition, under TPG Inc.’s Omnibus Equity Incentive Plan, which was approved by our board of directors on December 7, 2021 and our shareholders on December 20, 2021 (the “Omnibus Plan”), we granted immediately following the IPO long-term performance incentive awards to certain of our key executives in the form of RSUs (certain of which have performance-vesting criteria) with respect to a total of 2,203,390 shares of Class A common stock. Furthermore, we have currently named two of our three independent directors, and granted RSUs to the two named independent directors with respect to 20,340 shares of Class A common stock, immediately following the IPO. This adjustment reflects compensation expense associated with the grants described above had they occurred at January 1, 2020. The grants of such RSUs results in recognition of compensation expense for the three and nine months ended September 30, 2021 in the amount of $17.5 million and $53.7 million, respectively. These expenses are non-cash in nature and allocated to the Common Unit holders.
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$348,636	$1,781,693
Less:
Provision for local and foreign income taxes	1,281	6,090
Net (loss) income attributable to redeemable interest in Public SPACs	(4,250)	133,209
Net income attributable to other non-controlling interests	106,926	806,528
Income before provision for income taxes attributable to TPG Operating Group	244,679	835,866
TPG Inc. blended statutory tax rate	0.00%	0.00%
Provision for TPG Inc. statutory income tax	—	—
Provision for local and foreign income taxes	1,281	6,090
Less: Prior recorded provision attributable to TPG	1,281	6,090
Adjustment to provision for income taxes	$—	$—

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
($ in thousands)	Offering Transaction Adjustment	Offering Transaction Adjustment
Income before provision for income taxes	$223,632	$1,405,405
Less:
Provision for local and foreign income taxes	1,281	6,090
Net (loss) income attributable to redeemable interest in Public SPACs	(4,250)	133,209
Net income attributable to other non-controlling interests	151,128	1,019,362
Income before provision for income taxes attributable to TPG Inc.	75,473	246,744
TPG Inc. blended statutory tax rate	23%	23%
Provision for income taxes	$17,359	$56,751
Add: Provision for income taxes of consolidated affiliates of TPG Inc.	1,173	5,982
Less: Prior recorded provision attributable to TPG	1,281	6,090
Adjustment to provision for income taxes	$17,251	$56,643
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

The computation of the pro forma income attributable to non-controlling interests in the TPG Operating Group is shown below.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
($ in thousands)	Reorganization and Other Transaction Adjustments	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$348,636	$1,781,693
Less:
Provision for local and foreign income taxes	1,281	6,090
Net (loss) income attributable to redeemable interest in Public SPACs	(4,250)	133,209
Allocable Income	351,605	1,642,394
Less:
TPG Inc.’s economic interest in the TPG Operating Group (a)	244,679	835,866
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$106,926	$806,528
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to Note 6 herein.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
($ in thousands)	Offering Transaction Adjustment	Offering Transaction Adjustment
Income before provision for income taxes	$223,632	$1,405,405
Less:
Provision for local and foreign income taxes	18,532	62,733
Net (loss) income attributable to redeemable interest in Public SPACs	(4,250)	133,209
Allocable Income	209,350	1,209,463
Less:
TPG Inc.’s economic interest in the TPG Operating Group	58,222	190,101
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries (a)	151,128	1,019,362
Less: As adjusted pro forma income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	106,926	806,528
Adjustment to income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$44,202	$212,834
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
($ in thousands, except share and per share amounts)
Pro forma basic net income per share:
Numerator
Net income	$205,100	$1,342,672
Less: Net income attributable to participating securities	5,898	19,049
Net (loss) income attributable to redeemable interests in Public SPACs	(4,250)	133,209
Net income attributable to interests in other non-controlling interest	144,696	1,000,709
Net income attributable to Class A common stockholders – Basic	$58,756	$189,705
Denominator
Shares of Class A common stock outstanding – Basic	79,384,787	79,352,582
Basic net income per share	$0.74	$2.39
Pro forma diluted net income per share:
Numerator
Net income attributable to Class A common stockholders – Basic	58,756	189,705
Reallocation of net income assuming exchange of Common Units to Class A common stock	86,506	308,241
Net income attributable to Class A common stockholders – Diluted	$145,262	$497,946
Denominator
Weighted-average shares of Class A common stock outstanding – Basic	79,384,787	79,352,582
Vesting of restricted share awards	—	—
Exchange of Common Units to Class A common stock	229,652,641	229,652,641
Weighted-average shares of Class A common stock outstanding – Diluted	309,037,428	309,005,223
Diluted net income per share:	$0.47	$1.61
In computing the dilutive effect, if any, that equity-based awards would have on earnings per share, we consider the reallocation of net income between holders of Class A common stock and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
The following table sets forth our non-GAAP and pro forma non-GAAP financial measures after Reorganization and Offering Transaction Adjustments for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
($ in thousands)	Non-GAAP	Pro Forma Non-GAAP		Non-GAAP	Pro Forma Non-GAAP
Management fees	$206,995	$206,995		$516,488	$516,488
Transaction, monitoring and other fees, net	42,208	42,208		77,375	77,375
Other income	10,304	13,699	(1)	34,091	42,133	(1)
Fee Related Revenues	259,507	262,902		627,954	635,996
Compensation and benefits, net	125,530	92,386	(2)	366,939	269,581	(2)
Operating expenses, net	47,090	47,090		131,287	131,287
Fee Related Expenses	172,620	139,476		498,226	400,868
Total Fee-Related Earnings	$86,887	$123,426		$129,728	$235,128
Realized performance allocations, net	505,626	141,199	(2), (3)	748,445	150,999	(2), (3)
Realized investment income and other, net	48,312	42,763	(4)	76,748	58,553	(4)
Depreciation expense	(1,736)	(1,736)		(4,617)	(4,617)
Interest expense, net	(3,806)	(4,803)	(5)	(11,245)	(14,238)	(5)
Distributable Earnings	$635,283	$300,849		$939,059	$425,825
Income taxes	(3)	(17,722)	(6)	(6,399)	(25,084)	(6)
After-Tax Distributable Earnings	$635,280	$283,127		$932,660	$400,741
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
2)This adjustment reflects the reduction of our cash-based bonuses we historically paid to our partners and professionals within compensation and benefits, net. Through the Reorganization, we have increased certain of our people’s share of performance allocations associated with the Specified Company Assets from approximately 50% to between 65% and 70%. The impact of this is a decrease in compensation and benefits, net of $33.1 million and $97.4 million for the three and nine months ended September 30, 2021, respectively.
3)Realized performance allocations, net only include the amounts the TPG Operating Group is entitled to after gross realized performance allocations has been reduced by realized performance allocation compensation and non-controlling interests. Following the Reorganization, the TPG Operating Group receives approximately 20% of the future performance allocations associated with the general partner entities that we retained an economic interest in. This adjustment to our sharing percentage was made to allow us to reduce cash-based bonuses paid to our partners. The impact of this adjustment is a decrease in realized performance allocations, net of $364.4 million and $597.4 million for the three and nine months ended September 30, 2021, respectively.
4)The difference in realized investment income and other, net is related to the transfer to RemainCo of the certain other investments that make up the Excluded Assets. The TPG Operating Group retained its interests in our strategic investments in NewQuest, Harlem Capital Partners, VamosVentures and LandSpire Group. This resulted in a decrease to realized investment income and other, net of $5.6 million and $18.2 million for the three and nine months ended September 30, 2021.

5)This difference relates to additional interest expense from new financing the TPG Operating Group used to declare a distribution of $200.0 million to our controlling and non-controlling interest holders prior to the Reorganization and the IPO. The distribution was made with $200.0 million proceeds from the senior unsecured term loan issuance. The Senior Unsecured Term Loan carries an interest rate of LIBOR plus 1.00% and matures in December 2024. The impact of the adjustment is an increase to interest expense of $1.0 million and $3.0 million for the three and nine months ended September 30, 2021, respectively.
6)The difference in income tax expense is attributable to the corporate conversion. The income tax expense adjustment reflects TPG Inc.’s share of pro forma pre-tax distributable earnings, which equals 25.6%, multiplied by TPG Inc.’s effective tax rate of 23.0%.
Unaudited Pro Forma Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of the TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our TPG Funds and our co-investments in TPG Funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the below presentation as of September 30, 2022. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Condensed Consolidated Statement of Financial Condition to the non-GAAP Balance Sheet.

	As of
($ in thousands)	September 30, 2022	December 31, 2021	Pro Forma December 31, 2021
Book Assets
Cash and cash equivalents	$571,792	$242,370	$646,387	(1), (2)
Restricted cash	13,172	13,135	13,135
Accrued performance allocations	725,318	1,344,348	769,283	(3)
Investments in funds	581,793	559,810	559,810
Other assets, net	570,110	733,085	504,644	(1), (2)
Total Book Assets	$2,462,185	$2,892,748	$2,493,259
Book Liabilities
Accounts payable, accrued expenses and other	$44,789	$525,267	$308,421	(1), (2), (4)
Securitized borrowing, net	245,182	244,950	244,950
Senior unsecured term loan	199,216	199,494	199,494
Total Book Liabilities	$489,187	$969,711	$752,865
Net Book Value	$1,972,998	$1,923,037	$1,740,394	(5)
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
Reconciliations to U.S. GAAP Measures
The following table reconciles the most directly comparable financial measures calculated and presented in the Unaudited Pro Forma U.S. GAAP Statement of Operations to our Unaudited Non-GAAP Pro Forma financial measures for the three and nine months ended September 30, 2021:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total Pro Forma GAAP Net Income	$205,100	$1,342,672
Net loss (income) attributable to redeemable equity in Public SPACs	4,250	(133,209)
Net income attributable to other non-controlling interests	(56,797)	(639,626)
Share-based compensation expense	125,004	376,288
Unrealized performance allocations, net	91,224	(349,651)
Unrealized investment income	(71,281)	(216,971)
Unrealized gains on derivatives	(13,907)	(16,719)
Income tax expense	(466)	37,957
Other	—	—
Pro Forma After-tax Distributable Earnings	$283,127	$400,741
Income tax expense	17,722	25,084
Pro Forma Distributable Earnings	$300,849	$425,825
Realized performance fees, net	(141,199)	(150,999)
Realized investment income and other, net	(42,763)	(58,553)
Depreciation expense	1,736	4,617
Interest expense, net	4,803	14,238
Total Pro Forma Fee-Related Earnings	$123,426	$235,128

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
The following table sets forth our total FRE and DE for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in thousands)
Management fees	$254,510	$206,995	$679,927	$516,488
Transaction, monitoring and other fees, net	14,909	42,208	62,833	77,375
Other income	12,874	10,304	35,937	34,091
Fee Related Revenues	282,293	259,507	778,697	627,954
Compensation and benefits, net	96,758	125,530	290,492	366,939
Operating expenses, net	64,324	47,090	173,208	131,287
Fee Related Expenses	161,082	172,620	463,700	498,226
Total Fee-Related Earnings	$121,211	$86,887	$314,997	$129,728
Realized performance allocations, net	4,977	505,626	187,344	748,445
Realized investment income and other, net	(336)	48,312	22,400	76,748
Depreciation expense	(280)	(1,736)	(3,319)	(4,617)
Interest expense, net	(4,077)	(3,806)	(12,763)	(11,245)
Distributable Earnings	$121,495	$635,283	$508,659	$939,059
Income taxes	(8,678)	(3)	(34,942)	(6,399)
After-Tax Distributable Earnings	$112,817	$635,280	$473,717	$932,660
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Fee-Related Revenues
Fee-related revenues increased by $22.8 million, or 9% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to additional management fees of $47.5 million, partially offset by a decrease in transaction, monitoring and other fees, net of $27.3 million.

Management Fees
The following table presents management fees in our platforms for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Capital	$113,131	$84,427
Impact	46,961	30,780
Real Estate	40,875	17,466
Growth	36,103	54,440
Market Solutions	17,440	19,882
Total Management Fees	$254,510	$206,995
Management fees increased by $47.5 million, or 23%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was largely due to additional management fees of $28.7 million earned from the Capital platform, primarily as a result of the activation of TPG IX and Asia VIII during the third quarter of 2022. Management fees generated from the Real Estate platform increased $23.4 million, primarily as a result of the launch of TREP IV during the first quarter of 2022. Management fees generated from the Impact platform increased $16.2 million, primarily driven by Rise Climate. This increase was partially offset by a $19.4 million decrease in fees earned from Growth V primarily related to $19.9 million in catch-up fees recognized in the three months ended September 30, 2021.
Certain management fees earned during the three months ended September 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise III in the amount of $1.2 million and $0.7 million for TREP IV, both of which had initial closings prior to the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Market Solutions	$11,864	$39,442
Impact	1,599	1,649
Capital	963	1,385
Real Estate	350	(407)
Growth	133	139
Total Transaction, Monitoring and Other Fees, Net	$14,909	$42,208
Transaction, monitoring and other fees, net decreased by $27.3 million, or 65%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily attributable to the Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer.

Other Income
The following table presents other income for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Former affiliate funds	$6,936	$8,215
Other income	5,938	698
Other investments	—	1,391
Total Other Income(1)	$12,874	$10,304
___________
(1)Includes other income of $2.1 million during the three months ended September 30, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, there was no impact for the three months ended September 30, 2022.
Other income increased by $2.6 million, or 25%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase primarily resulted from income earned from RemainCo under the RemainCo administrative agreement, partially offset by the transfer of certain of our strategic investments to RemainCo on December 31, 2021.
Fee-Related Expenses
Fee-related expenses decreased by $11.5 million, or 7%, during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This decrease was primarily comprised of lower compensation and benefits, net of $28.8 million, partially offset by increased operating expenses, net of $17.2 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Salaries	$50,466	$43,615
Bonuses(1)	49,278	79,931
Benefits and other	14,408	18,428
Reimbursements	(17,394)	(16,444)
Total Compensation and Benefits, Net	$96,758	$125,530
___________
(1)Includes bonus compensation of $33.1 million during the three months ended September 30, 2021 for TPG senior professionals that are paid as performance allocation rather than discretionary bonus beginning in 2022.
Compensation and benefits, net decreased by $28.8 million, or 23%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily due to decreased bonuses of $30.7 million, largely a result of certain TPG senior professionals being compensated through discretionary realized performance allocations rather than discretionary bonuses, and a decrease in benefits and other of $4.0 million. The decrease was partially offset by increased salaries of $6.9 million as a result of headcount growth.

Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $64.3 million and $47.1 million for the three months ended September 30, 2022 and 2021, respectively.
Operating expenses, net increased by $17.2 million, or 37%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily due to an increase in professional fees of $8.3 million, travel expenses of $4.4 million, and other administrative expenses of $4.5 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $5.0 million during the three months ended September 30, 2022 and $505.6 million for three months ended September 30, 2021.
The following table presents realized performance allocations, net from our platforms for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Capital	$3,324	$451,759
Impact	1,660	—
Growth	—	51,890
Real Estate	—	1,778
Market Solutions	(7)	199
Total Realized Performance Allocations, Net(1)	$4,977	$505,626
___________
(1)Includes realized performance allocation, net of $364.4 million during the three months ended September 30, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.

Realized performance allocations, net of $5.0 million for the three months ended September 30, 2022 were generated from realizations of $3.3 million from TPG VIII within the Capital platform. Realizations within the Impact platform of $1.7 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies including DirecTV, EverFi and Dodla Dairy (NSE: DODLA).
Realized performance allocations, net of $505.6 million for the three months ended September 30, 2021 were largely generated from realizations of $370.5 million from TPG VII and $75.7 million from TPG VI within the Capital platform. Realizations of $25.4 million from TSI II, $10.6 million from Growth II, and $8.3 million from Biotech III were generated within the Growth platform. Realizations within the Real Estate platform of $1.7 million were generated from TREP II. The realized performance allocations, net mainly consisted of amounts from portfolio companies such as Astound, Kindred at Home, Ellucian and McAfee.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Investments in TPG funds	$2,390	$49,034
Other investments	—	4,765
Non-core income (expense)	(2,726)	(5,487)
Total Realized Investment Income and Other, Net(1)	$(336)	$48,312
___________
(1)Includes realized investment income and other, net of $5.5 million during the three months ended September 30, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
The decrease in realized investment income and other, net of $48.6 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 resulted primarily from decreased realizations from our investments in TPG funds as well as the transfer of certain of our strategic investments to RemainCo on December 31, 2021, partially offset by a decrease in non-core IPO-related transaction expenses in the third quarter of 2021. For the three months ended September 30, 2022, our non-core activity consists of one-time compensation arrangements and other non-core operating income and expenses.
Depreciation
Depreciation expense decreased $1.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

	($ in thousands)
Interest expense	$5,737	$4,011
Interest (income)	(1,660)	(205)
Interest Expense, Net	$4,077	$3,806
The increase in interest expense, net during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to incremental debt outstanding following borrowings under the Senior Unsecured Term Loan in December 2021 as well as increased interest rates on certain borrowings, partially offset by an increase in interest income.
Distributable Earnings
The decrease in DE for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to lower realized performance allocations, net, partially offset by increased Fee-Related Earnings.
Income Taxes
Income taxes increased $8.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Fee-Related Revenues
Fee-related revenues increased by $150.7 million, or 24% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to additional management fees of $163.4 million, partially offset by a decrease in transaction, monitoring and other fees, net of $14.5 million.
Management Fees
The following table presents management fees in our platforms for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Capital	$274,951	$247,623
Impact	132,291	63,673
Real Estate	113,516	52,048
Growth	104,687	108,320
Market Solutions	54,482	44,824
Total Management Fees	$679,927	$516,488
Management fees increased by $163.4 million, or 32%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was largely due to increases in fee earning AUM resulting in additional management fees of $68.6 million earned from the Impact platform, primarily as a result of the launch of Rise Climate during the third quarter of 2021. Management fees generated from the Real Estate platform increased $61.5 million, primarily as a result of the initial closing of TREP IV during the first quarter of 2022. Management fees generated from the Capital platform increased $27.3 million, primarily driven by TPG IX, TPG VIII and Asia VIII, partially offset by a decline in management fees of $21.1 million earned from TPG VII resulting from a decrease in fee earning AUM. The Market Solutions platform also contributed $9.7 million to the overall management fee increase primarily due to the acquisition of NewQuest in July 2021.
Certain management fees earned during the nine months ended September 30, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate in the amount of $2.8 million. Rise Climate had its initial closing in 2021.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Market Solutions	$47,848	$66,150
Real Estate	5,181	2,344
Impact	5,069	3,695
Capital	4,194	4,867
Growth	541	319
Total Transaction, Monitoring and Other Fees, Net	$62,833	$77,375

Transaction, monitoring and other fees, net decreased by $14.5 million, or 19%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease was primarily attributable to the Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Former affiliate funds	$20,889	$27,684
Other income	15,048	2,159
Other investments	—	4,248
Total Other Income(1)	$35,937	$34,091
___________
(1) Includes other income of $8.8 million during the nine months ended September 30, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, there was no impact for the nine months ended September 30, 2022.
Total other income increased by $1.8 million, or 5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change primarily resulted from an increase in income earned from RemainCo under the RemainCo administrative agreement, partially offset by the transfer of certain of our strategic investments to RemainCo on December 31, 2021.

Fee-Related Expenses
Fee-related expenses decreased by $34.5 million, or 7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily comprised of lower compensation and benefits, net of $76.4 million, partially offset by increased operating expenses, net of $41.9 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Salaries	$147,212	$123,943
Bonuses(1)	145,130	239,028
Benefits and other	50,628	46,505
Reimbursements	(52,478)	(42,537)
Total Compensation and Benefits, Net	$290,492	$366,939
___________
(1)Includes bonus compensation of $97.4 million during the nine months ended September 30, 2021 for TPG senior professionals that are paid as performance allocation rather than discretionary bonus beginning in 2022.
Total compensation and benefits, net decreased by $76.4 million, or 21%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily due to decreased bonuses of $93.9 million as a result of certain TPG senior professionals being compensated through discretionary realized performance allocations rather than discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries of $23.3 million.

Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies in the amounts of $173.2 million and $131.3 million for the nine months ended September 30, 2022 and 2021, respectively.
The increase in operating expenses, net of $41.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in professional fees of $12.9 million, travel expenses of $10.8 million, and other administrative expenses of $18.2 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $187.3 million during the nine months ended September 30, 2022 and $748.4 million during the nine months ended September 30, 2021.
The following table presents realized performance allocations, net from our platforms for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Capital	$161,449	$578,656
Impact	15,957	—
Growth	8,660	144,797
Real Estate	1,110	24,591
Market Solutions	168	401
Total Realized Performance Allocations, Net(1)	$187,344	$748,445
___________
(1)Includes realized performance allocation, net of $597.4 million during the nine months ended September 30, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.
Realized performance allocations, net of $187.3 million for the nine months ended September 30, 2022 were largely generated from realizations of $108.1 million from TPG VII, $20.8 million from TPG VIII and $19.4 million from Asia VII within the Capital platform. Realizations within the Impact platform of $16.0 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies including McAfee, Kelsey-Seybold Clinics, Greencross (ASX: GXL), DirecTV, EverFi and Renaissance Learning.
Realized performance allocations, net of $748.4 million for the nine months ended September 30, 2021 were largely generated from realizations of $385.6 million from TPG VII, $151.6 million from TPG VI, and $20.2 million million from Asia VI within the Capital platform. Realizations within the Growth platform were $44.2 million from Growth III, $35.5 million from Growth II, and $27.8 million from Biotech III. Realizations within the Real Estate platform were $24.5 million from TREP II. Realized performance allocations, net mainly consisted of amounts from portfolio companies, including Astound, Kindred at Home, Creative Artists Agency, Ellucian, McAfee, and C3.ai (NYSE: AI).

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Investments in TPG funds	$52,969	$72,320
Other investments	—	16,153
Non-core income (expense)	(30,569)	(11,725)
Total Realized Investment Income and Other, Net(1)	$22,400	$76,748
___________
(1)Includes realized investment income and other, net of $18.2 million during the nine months ended September 30, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
Realized investment income and other, net decreased by $54.3 million, or 71%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease resulted primarily from decreased realizations of $19.4 million from our investments in TPG funds, additional non-core expenses of $18.8 million, largely related to IPO-related transaction expenses, and the transfer of certain of our strategic investments to RemainCo on December 31, 2021.
Depreciation
Depreciation expense decreased $1.3 million, or 28%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Interest expense	$15,096	$11,958
Interest (income)	(2,333)	(713)
Interest Expense, Net	$12,763	$11,245
The increase in interest expense, net during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to incremental debt outstanding following borrowings under the Senior Unsecured Term Loan in December 2021 as well as increased interest rates on certain borrowings, partially offset by an increase in interest income.
Distributable Earnings
The decrease in DE for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to lower realized performance allocations, net, partially offset by an increase in our Fee-Related Earnings.
Income Taxes
Income taxes increased $28.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2022 and 2021:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in thousands)
GAAP Revenue	$561,124	$511,264	$1,563,552	$3,897,060
Capital-allocation based income	(227,628)	(231,356)	(667,096)	(3,211,945)
Expense reimbursements	(54,219)	(21,961)	(122,918)	(82,701)
Investment income and other	3,016	1,560	5,159	25,540
Fee-Related Revenue	$282,293	$259,507	$778,697	$627,954
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in thousands)
GAAP Expenses	$518,606	$224,177	$1,515,308	$617,543
Depreciation and amortization expense	(7,372)	(2,251)	(24,629)	(5,137)
Interest expense	(5,737)	(4,371)	(15,106)	(12,318)
Expenses related to consolidated TPG Funds and Public SPACs	(567)	(12,782)	(2,547)	(24,492)
Expense reimbursements	(54,219)	(21,961)	(122,918)	(82,701)
Performance allocation compensation	(149,495)	—	(374,607)	—
Equity-based compensation	(143,149)	—	(474,200)	—
Non-core expenses and other	3,015	(10,192)	(37,601)	5,331
Fee-Related Expenses	$161,082	$172,620	$463,700	$498,226

Net income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in thousands)
Net income (loss)	$53,206	$520,483	$(46,487)	$3,822,239
Net (income) loss attributable to redeemable interests in Public SPACs	(7,322)	4,250	(12,686)	(133,209)
Net income attributable to non-controlling interests in consolidated TPG Funds	—	(1,293)	—	(8,191)
Net income attributable to other non-controlling interests	(15,422)	(179,199)	(6,499)	(1,666,764)
Amortization expense	2,949	—	9,304	—
Equity-based compensation	144,159	—	480,644	—
Unrealized performance allocations, net	(48,067)	389,482	35,205	(760,088)
Unrealized investment (income) loss	(2,116)	(84,536)	26,494	(304,608)
Unrealized gain on derivatives	(338)	(13,907)	(1,060)	(16,719)
Income tax	(7,543)	—	(10,692)	—
Non-recurring and other	(6,689)	—	(506)	—
After-tax Distributable Earnings	$112,817	$635,280	$473,717	$932,660
Income taxes	8,678	3	34,942	6,399
Distributable Earnings	$121,495	$635,283	$508,659	$939,059
Realized performance allocations, net	(4,977)	(505,626)	(187,344)	(748,445)
Realized investment income and other, net	336	(48,312)	(22,400)	(76,748)
Depreciation expense	280	1,736	3,319	4,617
Interest expense, net	4,077	3,806	12,763	11,245
Fee-Related Earnings	$121,211	$86,887	$314,997	$129,728

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of September 30, 2022 and December 31, 2021:

($ in thousands)	As of September 30, 2022
Total GAAP Assets	$8,596,723
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(6,282)
Assets held in Trust Account	(1,003,449)
Due from affiliates	(45)
Other assets	(682)
Subtotal for consolidated TPG Funds and Public SPACs	(1,010,458)
Impact of other consolidated entities
Cash and cash equivalents	(480,820)
Due from affiliates	(131,291)
Investments	(4,418,717)
Other assets	(143,390)
Subtotal for other consolidated entities	(5,174,218)
Reclassification adjustments (1)
Due from affiliates	(47,626)
Investments	(1,307,111)
Accrued performance allocations	725,318
Investments in funds	581,793
Other assets	97,764
Subtotal for reclassification adjustments	50,138
Total Book Assets	$2,462,185

($ in thousands)	As of September 30, 2022
Total GAAP Liabilities	$4,828,687
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(623)
Current redeemable equity	(352,015)
Derivative liabilities of Public SPACs	(1,333)
Deferred underwriting	(22,750)
Subtotal for consolidated TPG Funds and Public SPACs	(376,721)
Impact of other consolidated entities
Accounts payable and accrued expenses	(222,556)
Due to affiliates	(169,090)
Accrued performance allocation compensation	(3,369,182)
Other liabilities	(212,697)
Subtotal for other consolidated entities	(3,973,525)
Reclassification adjustments (1)
Accounts payable and accrued expenses	42,082
Due to affiliates	(9,215)
Other liabilities	(22,121)
Subtotal for reclassification adjustments	10,746
Total Book Liabilities	$489,187
Total GAAP redeemable equity from consolidated Public SPACs	$651,434
Impact of consolidated TPG Funds and Public SPACs (2)	(651,434)
Total Book redeemable equity from consolidated Public SPACs	$—
Total GAAP Equity	$3,116,602
Impact of consolidated TPG Funds and Public SPACs	17,697
Impact of other consolidated entities	(1,200,693)
Reclassification adjustments (1)	39,392
Net Book Value	$1,972,998
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
(2)The $651.4 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately form U.S. GAAP partners’ capital in the accompanying Condensed Consolidated Financial Statements.

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
Assets Under Management
AUM represents the sum of (i) fair value of the investments and financial instruments held by our TPG funds managed by us, plus the capital that we are entitled to call from investors in those funds and co-investors, pursuant to the terms of their respective capital commitments, net of outstanding leverage, including capital commitments to funds that have yet to commence their investment periods; (ii) the net asset value of our hedge funds; (iii) the gross amount of assets (including leverage) for our mortgage REIT and collateralized fundraising vehicle; and (iv) IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our SPACs upon the consummation of a business combination. Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage or calculated pursuant to any regulatory definitions.
The tables below present rollforwards of our total AUM for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in millions)
Balance as of Beginning of Period	$126,704	$108,264	$113,618	$89,526
Capital Raised	8,237	10,469	26,393	17,701
Realizations	(2,166)	(12,130)	(11,355)	(18,395)
Changes in Investment Value (1)	2,275	2,495	6,394	20,266
AUM as of end of period	$135,050	$109,098	$135,050	$109,098
___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021

	($ in millions)
Capital	$67,917	$52,609
Growth	21,790	22,147
Real Estate	19,771	11,463
Impact	15,811	12,622
Market Solutions	9,761	10,257
AUM as of end of period	$135,050	$109,098
AUM increased from approximately $113.6 billion as of December 31, 2021 to approximately $135.1 billion as of September 30, 2022. During the three months ended September 30, 2022, new capital of $8.2 billion was raised primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform and Rise III within the Impact platform. Realizations totaled $2.2 billion and were primarily attributable to Growth V within the Growth platform and TRTX within the Real Estate platform. AUM also increased due to realized and unrealized portfolio appreciation of 2% recognized for the three months ended September 30, 2022.

During the nine months ended September 30, 2022, new capital of $26.4 billion was raised primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform. Realizations totaled $11.4 billion and were primarily attributable to TPG VII, TPG VIII, Asia VII and THP I within the Capital platform, Growth IV and TTAD I within the Growth platform, and TRTX within the Real Estate platform. AUM also increased due to portfolio realized and unrealized appreciation of 7% recognized for the nine months ended September 30, 2022.
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
The table below present rollforwards of our FAUM for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in millions)
Balance as of Beginning of Period	$67,128	$52,250	$60,094	$50,655
Fee Earning Capital Raised(1)	14,587	8,073	22,862	9,711
Net Change in Actively Invested Capital(2)	(527)	(975)	(1,286)	(1,018)
Reduction in Fee Base of Certain Funds(3)	—	(1)	(482)	(1)
FAUM as of end of period	$81,188	$59,347	$81,188	$59,347
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
FAUM increased from $60.1 billion from December 31, 2021 to $81.2 billion as of September 30, 2022. The increase was primarily related to fee earning capital raised activity totaling $22.9 billion primarily attributable to the Capital and Impact platforms. For the nine months ended September 30, 2022, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.93%. Fee earning capital raised of $14.6 billion is primarily due to TPG IX and THP II, which had their initial closings in the second quarter of 2022 and were activated during the three months ended September 30, 2022 and Asia VIII which was activated during the three months ended September 30, 2022.

The following table summarizes our FAUM by platform as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021

	($ in millions)
Capital	$38,983	$26,563
Real Estate	13,295	5,790
Impact	12,514	10,254
Growth	10,920	10,465
Market Solutions	5,476	6,275
FAUM as of end of period	$81,188	$59,347
FAUM increased from approximately $60.1 billion as of December 31, 2021 to approximately $81.2 billion as of September 30, 2022. The increase was primarily attributable to the initial activation of TPG IX, Asia VIII and THP II during the third quarter of 2022, within the Capital platform. There were additional increases in FAUM in the Real Estate platform due to the initial close of TREP IV in the first quarter of 2022 and the Impact platform due to the initial close of Rise III in the second quarter of 2022, partially offset by a decrease in actively invested capital of TPG VII within the Capital platform.
Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021

	($ in millions)
Fund Vintage
2016 & Prior	$175	$463
2017	227	435
2018	59	95
2019	171	245
2020	63	68
2021	30	40
Net Accrued Performance Allocations	$725	$1,346

	As of September 30, 2022	As of December 31, 2021

	($ in millions)
Platform
Capital	$434	$856
Growth	158	289
Impact	63	89
Real Estate	35	38
Market Solutions	35	74
Net Accrued Performance Allocations	$725	$1,346

Key TPG funds that drove the net accrued performance allocations included TPG VII, TPG VIII, Asia VII and Growth IV as of September 30, 2022 and TPG VII, TPG VIII, Asia VI, Asia VII and Growth III as of December 31, 2021.
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
Performance Allocation Generating AUM totaled $76.8 billion and $78.0 billion as of September 30, 2022 and December 31, 2021, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $122.0 billion and $102.1 billion as of September 30, 2022 and December 31, 2021, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021

	($ in millions)
AUM Not Yet Earning Fees:
Growth	$2,309	$3,279
Market Solutions	1,666	1,056
Real Estate	1,264	1,201
Capital	861	1,054
Impact	520	258
Total AUM Not Yet Earning Fees	$6,620	$6,848

FAUM Subject to Step-Up:
Capital	$3,719	$1,865
Real Estate	789	678
Total FAUM Subject to Step-Up:	4,508	2,543
Total AUM Subject to Fee Earning Growth	$11,128	$9,391

As of September 30, 2022, AUM Not Yet Earning Fees was $6.6 billion, which primarily consisted of TTAD II and Growth IV within the Growth platform, TSCF within the Market Solutions platform, TAC+ within the Real Estate platform and TPG VII within the Capital platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.50% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of September 30, 2022 relates to TPG VIII, TPG IX, THP and THP II within the Capital platform and TREP III within the Real Estate platform.

Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in millions)
Capital	$6,163	$1,532	$14,598	$3,622
Real Estate	340	14	7,190	1,220
Impact	716	6,209	2,794	6,253
Market Solutions	1,017	640	1,173	2,026
Growth	1	2,074	638	4,580
Total Capital Raised	$8,237	$10,469	$26,393	$17,701
Capital raised totaled approximately $8.2 billion for the three months ended September 30, 2022. This was primarily attributable to the fundraising activities of Asia VIII, TPG IX and THP II within the Capital platform, Rise III within the Impact platform and GP Solutions, TPG TIGER and NewQuest V within the Market Solutions platform during the three months ended September 30, 2022.
Capital raised totaled approximately $26.4 billion for the nine months ended September 30, 2022. This was primarily attributable to the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform during the nine months ended September 30, 2022.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021

	($ in millions)
Capital	$23,413	$11,479
Real Estate	8,457	2,185
Impact	7,294	7,421
Growth	3,933	5,367
Market Solutions	3,278	3,344
Available Capital	$46,375	$29,796
Available capital increased from approximately $28.4 billion as of December 31, 2021 to approximately $46.4 billion as of September 30, 2022. The increase was attributable to capital raised in TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform, partially offset by a decrease in TPG VIII within the Capital platform and Rise Climate and Rise II within the Impact platform.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in millions)
Impact	$711	$546	$3,301	$1,317
Real Estate	1,195	933	2,539	2,817
Capital	57	2,632	2,422	6,341
Growth	449	527	2,134	2,545
Market Solutions	105	828	410	887
Capital Invested	$2,517	$5,466	$10,806	$13,907
Capital invested was $2.5 billion for the three months ended September 30, 2022 which was primarily attributable to Rise Climate within the Impact platform, TRTX within the Real Estate platform and Growth V within the Growth platform.
Capital invested was $10.8 billion for the nine months ended September 30, 2022 which was primarily attributable to Rise Climate and Rise II within the Impact platform, TPG VIII and THP I within the Capital platform, Growth V and TTAD II within the Growth platform, and TREP IV and TRTX within the Real Estate platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	($ in millions)
Capital	$735	$9,605	$6,667	$11,823
Growth	629	913	1,932	3,108
Real Estate	552	602	1,927	2,217
Impact	201	414	468	651
Market Solutions	49	596	361	596
Total Realizations	$2,166	$12,130	$11,355	$18,395
Realizations were $2.2 billion for the three months ended September 30, 2022 compared to $12.1 billion for the three months ended September 30, 2021. This was primarily attributable to a higher pace of realization activities during the three months ended September 30, 2021 in Asia V, Asia VI and TPG VIII within the Capital platform, Growth V within the Growth platform and TRTX within the Real Estate platform.
Realizations were $11.4 billion for the nine months ended September 30, 2022 compared to $18.4 billion for the nine months ended September 30, 2021. This was primarily attributable to a higher pace of realization activities during the three months ended September 30, 2021 in TPG VII, TPG VIII, Asia VII and THP I within the Capital platform, Growth IV and TTAD I within the Growth platform and TRTX within the Real Estate platform.

Fund Performance Metrics
Fund performance information for our investment funds as of September 30, 2022 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—The historical returns attributable to our funds should not be considered as indicative of the future results of us or our funds or any returns expected on an investment in our Class A common stock” in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following tables reflect the performance of our funds as of September 30, 2022:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	32,651	1,036	33,687	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,046	16,641	7,772	24,413	28%	2.4x	22%	2.0x
TPG VIII	2019	11,505	9,037	2,569	11,758	14,327	59%	1.6x	37%	1.4x
TPG IX (19)	2022	8,719	—	—	—	—	NM	NM	NM	NM
Capital Funds		78,546	67,056	108,827	20,567	129,394	23%	1.9x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,151	433	5,584	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,207	2,649	4,246	6,895	17%	2.2x	13%	1.8x
Asia VII	2017	4,630	4,227	1,791	5,578	7,369	28%	1.8x	18%	1.5x
Asia VIII (19)	2022	3,389	—	—	—	—	NM	NM	NM	NM
Asia Funds		17,903	13,759	18,736	10,257	28,993	21%	2.1x	15%	1.7x
Healthcare Funds
THP I	2019	2,704	1,845	805	2,154	2,959	57%	1.6x	32%	1.3x
THP II (19)	2022	1,913	—	—	—	—	NM	NM	NM	NM
Healthcare Funds		4,617	1,845	805	2,154	2,959	57%	1.6x	32%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	75	2,095	2,170	57%	1.7x	47%	1.5x
TPG AION	2021	207	207	—	207	207	—%	1.0x	(1)%	1.0x
Continuation Vehicles		1,524	1,521	75	2,302	2,377	49%	1.6x	41%	1.5x
Platform: Capital (excl-Legacy (15))		102,590	84,181	128,443	35,280	163,723	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	210	165	375	29%	1.8x	19%	1.5x
Platform: Capital		102,893	84,387	128,653	35,445	164,098	23%	2.0x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Growth
Growth Funds
STAR	2007	1,264		1,259	1,859	68	1,927	13%	1.5x	6%	1.3x
Growth II	2011	2,041		2,184	4,695	623	5,318	22%	2.5x	16%	2.0x
Growth III	2015	3,128		3,315	4,530	2,411	6,941	29%	2.1x	20%	1.7x
Growth IV	2017	3,739		3,481	1,628	4,542	6,170	26%	1.8x	17%	1.5x
Gator	2019	726		685	627	619	1,246	40%	1.8x	30%	1.6x
Growth V	2020	3,558		2,363	313	3,029	3,342	48%	1.5x	31%	1.3x
Growth Funds		14,456		13,287	13,652	11,292	24,944	21%	1.9x	15%	1.6x
TDM	2017	510		442	—	961	961	27%	2.2x	22%	1.9x
Tech Adjacencies Funds
TTAD I	2018	1,574		1,497	782	1,932	2,714	40%	1.8x	32%	1.6x
TTAD II	2021	2,612		1,063	—	1,076	1,076	(3)%	1.0x	(21)%	0.9x
Tech Adjacencies Funds		4,186		2,560	782	3,008	3,790	38%	1.6x	30%	1.4x
Platform: Growth (excl-Legacy (15))		19,152		16,289	14,434	15,261	29,695	22%	1.9x	15%	1.6x
Legacy Funds
Biotech III	2008	510		468	949	443	1,392	17%	3.0x	12%	2.3x
Biotech IV	2012	106		99	121	4	125	8%	1.3x	3%	1.1x
Biotech V	2016	88		79	26	63	89	4%	1.1x	—%	1.0x
ART	2013	258		242	27	266	293	3%	1.2x	—%	1.0x
Platform: Growth		20,114		17,177	15,557	16,037	31,594	21%	1.9x	15%	1.6x

Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,872	1,242	2,451	3,693	26%	2.0x	18%	1.6x
Rise II	2020	2,176		1,747	63	2,314	2,377	48%	1.4x	28%	1.3x
Rise III	2022	1,881		297	—	297	297	NM	NM	NM	NM
The Rise Funds		6,163		3,916	1,305	5,062	6,367	29%	1.8x	19%	1.5x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		415	16	505	521	8%	1.3x	2%	1.1x
Rise Climate	2021	7,268		2,176	8	2,274	2,282	55%	1.1x	(41)%	0.9x
Platform: Impact		14,385		6,640	1,697	7,841	9,538	27%	1.6x	16%	1.3x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,068	13	1,081	21%	1.9x	15%	1.6x
TPG RE II	2014	2,065		2,211	3,174	415	3,589	29%	1.7x	19%	1.5x
TPG RE III	2018	3,722		3,868	1,575	3,529	5,104	28%	1.5x	20%	1.3x
TPG RE IV	2022	6,820		413	—	413	413	NM	NM	NM	NM
TPG Real Estate Partners		13,685		7,068	5,817	4,370	10,187	25%	1.6x	18%	1.4x
TRTX	2014	1,916	14	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		822	69	797	866	7%	1.1x	5%	1.0x
Platform: Real Estate		17,398		7,890	5,886	5,167	11,053	25%	1.5x	18%	1.4x

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Market Solutions
TPEP Long/Short	NM	NM	NM	NM	2,370	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM	NM	NM	1,605	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	1,108	158	12	132	144	(10)%	0.9x	(11)%	0.9x
GP Solutions	2022	312	88	—	88	88	NM	NM	NM	NM
TPG TIGER	2022	300	8	—	8	8	NM	NM	NM	NM
NewQuest I (18)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II (18)	2013	310	337	567	171	738	25%	2.2x	20%	1.8x
NewQuest III (18)	2016	541	499	320	560	880	18%	1.8x	12%	1.4x
NewQuest IV (18)	2020	1,000	788	103	1,020	1,123	62%	1.5x	35%	1.3x
NewQuest V (18)	2022	378	—	—	—	—	NM	NM	NM	NM
Platform: Market Solutions (12)		4,339	2,169	1,769	5,954	3,748	38%	1.8x	26%	1.5x

Discontinued Funds (16)		5,870	4,103	5,303	—	5,303	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		157,864	117,169	152,229	69,503	217,757	23%	1.9x	15%	1.6x
Total		$164,999	$122,366	$158,865	$70,444	$225,334	22%	1.9x	14%	1.6x
__________
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
(7)Gross IRR and Gross MoM are calculated by adjusting Investor Net IRR and Investor Net MoM to generally approximate investor performance metrics excluding management fees, fund expenses (other than interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments) and performance allocations. With respect to interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments, we have assumed that investor capital contributions were made in respect thereof as of the midpoint of each relevant quarter in which such amounts were incurred. We have further assumed that distributions to investors occurred in the middle of the month in which the related proceeds were received by the fund. Like the Net IRR, Gross IRR and Gross MoM (i) do not reflect the effect of taxes borne, or to be borne, by investors and (ii) excludes amounts attributable to the fund’s general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Such Gross IRR and Gross MoM represent an average of returns for all included investors and does not necessarily reflect the actual return of any particular investor. Gross IRR and Gross MoM are an approximation calculated by adjusting historical data using estimates and assumptions that we believe are appropriate for the relevant fund, but that inherently involve significant judgment. For funds that engaged in de minimis or no fund-level borrowing, Gross IRR is the discount rate at which (i) the present value of all Capital Invested in an investment or investments is equal to (ii) the present value of all realized and unrealized returns from such investment or investments. In this scenario, Gross IRR, with respect to an investment or investments, has been calculated based on the time that capital was invested by the fund in such investment or investments and that distributions were received by the fund in respect of such investment or investments, regardless of when capital was contributed to or distributed from the fund. Gross IRR does not reflect the effect of management fees, fund expenses, performance allocations or taxes borne, or to be borne, borne, by investors in the fund and would be lower if it did. For funds that engaged in de minimis or no fund-level borrowing, Gross MoM represents the multiple-of-money on capital invested by the fund for an investment or investments and is calculated as Total Value divided by Capital Invested (i.e., cash outlays by the fund for such investment or investments, whether funded through investor capital contributions or borrowing under the fund’s credit facility). Gross MoM is calculated on a gross basis and does not reflect the effect of management fees, fund expenses, performance allocations or taxes borne, or to be borne, by investors in the fund, and would be lower if it did.
(8)Net IRR represents the compound annualized return rate (i.e., the implied discount rate) of a fund, which is calculated using investor cash flows in the fund, including cash received from capital called from investors, cash distributed to investors and the investors’ ending capital balances as of the quarter end. Net IRR is the discount rate at which (i) the present value of all capital contributed by investors to the fund (which excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital) is equal to (ii) the present value of all cash distributed to investors and the investors’ ending capital balances. Net IRR reflects the impact of management fees, fund expenses (including interest expense arising from amounts borrowed under the fund’s credit facility) and performance allocations, but does not reflect the effect of taxes borne, or to be borne, by investors. The Net IRR calculation assumes that investor contributions and distributions occurred in the middle of the month in which they were made. The Net IRR calculation excludes amounts attributable to the general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Net IRR represents an average return for all included investors, including those that pay reduced management fees and/or carried interest, and does not necessarily reflect the actual return of any particular investor. An actual investor that paid management fees and/or carried interest at rates higher than the average would have a lower individual Net IRR. In addition, management fees, fund expenses and carried interest differ from fund to fund, and therefore the impact of such amounts in a particular fund should not be assumed to reflect the impact such amounts would have on any other fund, including in respect of any fund in which a prospective investor is considering an investment. Net IRR for a platform does not include the cash flows for funds that are not currently presenting a Net IRR to their investors.
(9)Investor Net MoM, with respect to a fund, represents the multiple-of-money on contributions to the fund by investors. Investor Net MoM is calculated as the sum of cash distributed to investors and the investors’ ending capital balances as of the quarter end, divided by the amount of capital contributed to the fund by investors (which amount excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital). Investor Net MoM reflects the impact of management fees, fund expenses (including interest expense arising from amounts borrowed under the fund’s credit facility) and performance allocations, but does not reflect the effect of taxes borne, or to be borne, by investors. The Investor Net MoM calculation excludes amounts attributable to the fund’s general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Investor Net MoM represents an average multiple-of-money for all included investors and does not necessarily reflect the actual return of any particular investor. An actual investor that paid management fees and/or carried interest at rates higher than the average would have a lower individual net M-o-M. In addition, management fees, fund expenses and carried interest differ from fund to fund, and therefore the impact of such amounts in a particular fund should not be assumed to reflect the impact such amounts would have on any other fund, including in respect of any fund in which a prospective investor is considering an investment.
(10)“NM” signifies that the relevant data would not be meaningful. Performance metrics are generally deemed “NM” for an investment or group of investments when, among other reasons, a fund is in its initial period of operation, or the holding period of the investment or investments is in its initial period of holding, which in each case we typically determine to mean up to twelve months, or the investment or investments do not have a significant cost basis. IRR metrics are generally deemed “NM” prior to the fund calling capital for the applicable investment(s).
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
(13)As of September 30, 2022, TPEP Long/Short had estimated inception-to-date gross returns of 135% and net returns of 98%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.

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
As of September 30, 2022, TPEP Long Only had estimated inception-to-date gross returns of 7% and net returns of 6%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
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
(18)Unless otherwise specified, the fund performance information presented above for NewQuest I, NewQuest II, NewQuest III, NewQuest IV and NewQuest V is, due to the nature of NewQuest’s strategy, as of and for the quarter ended June 30, 2022. Accordingly, the fund performance information presented above for the NewQuest funds does not reflect any fund activity for the quarter ended September 30, 2022 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended September 30, 2022 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded capital commitments prior to September 30, 2022 but were not activated or did not make their first investment. Therefore the only activity reflected in the track record with respect to these funds was the capital commitments.
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
The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	($ in thousands)
Net cash provided by operating activities	$788,599	$1,057,509
Net cash (used in) provided by investing activities	(2,892)	19,596
Net cash used in financing activities	(705,787)	(152,103)
Net increase in cash and cash equivalents	79,920	925,002
Cash and cash equivalents, beginning of period	985,864	871,355
Cash and cash equivalents, end of period	$1,065,784	$1,796,357
As of September 30, 2022, TPG’s total liquidity was $1,782.6 million, comprised of $1,052.6 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $700.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility, respectively. Total cash of $1,065.8 million as of September 30, 2022 is comprised of $571.8 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity increased by $479.9 million, or 37%, relative to $1,302.7 million as of December 31, 2021. This increase was the result of $79.9 million net increase in cash and cash equivalents primarily due to $788.6 million of cash provided by operating activities, partially offset by $705.8 million of net cash used in financing activities and $2.9 million of net cash used in investing activities.

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
Operating activities provided $788.6 million and $1,057.5 million of cash for the nine months ended September 30, 2022 and 2021, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,066.9 million and $1,599.0 million for the nine months ended September 30, 2022 and 2021, respectively. This was partially offset by changes in operating assets and liabilities for the nine months ended September 30, 2022 and 2021, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from a note receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and purchases of collateralized loan obligations.
Investing activities used $2.9 million of cash during the nine months ended September 30, 2022 and provided $19.6 million of cash during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates. During the nine months ended September 30, 2021, cash provided by investing activities primarily related to the acquisition of NewQuest described in Note 3 to the Condensed Consolidated Financial Statements.
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
Financing activities used $705.8 million of cash during the nine months ended September 30, 2022 and $152.1 million of cash during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Revolving Credit Facility to Affiliate, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022. During the nine months ended September 30, 2021, cash provided by financing activities primarily reflects the distributions to partners and non-controlling interests.
Credit Facilities
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of TPG Operating Group. In August 2022, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2023 to August 2024, replaced LIBOR as the applicable reference rate with SOFR and otherwise conformed the credit facility to accommodate SOFR as the reference rate. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.
During the nine months ended September 30, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at September 30, 2022.

Secured Borrowings
Our secured borrowings are issued using on-balance sheet securitization vehicles. The secured borrowings are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The secured borrowings are separated into two tranches. Tranche A secured borrowings (the “Series A Securitization Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 20, 2038, with interest payable semiannually. Tranche B secured borrowings (the “Series B Securitization Notes” or, collectively with the Series A Securitization Notes, the “Securitization Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 20, 2038, with interest payable semiannually. The secured borrowings contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the secured borrowings are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum.
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of September 30, 2022, we were in compliance with these covenants and conditions.
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
In July 2022, we entered into a fifth amendment and restatement of the Senior Unsecured Revolving Credit Facility to among other things, (i) extend the maturity date of the revolving credit facility from November 2025 to July 2027, (ii) increase the aggregate revolving commitments thereunder from $300.0 million to $700.0 million and (iii) replace LIBOR as the applicable reference rate with SOFR and otherwise conform the credit facility to accommodate SOFR as the reference rate.
Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. We are also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit.
In August 2022, we entered into a first amendment to the Amended Senior Unsecured Revolving Credit Facility, which provides that if the Company is not publicly rated, the applicable margin for borrowings under the facility may be determined using the Company’s leverage ratio.

During the nine months ended September 30, 2022, we made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at September 30, 2022. As of September 30, 2022, $700.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder have agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of September 30, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement. The proceeds from the term loan were used to make a ratable distribution to each of our investors and will not be available for our operations.
In July 2022, we entered into an amended Senior Unsecured Term Loan Agreement. The amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with SOFR, and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2022 (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Operating lease obligations	$181,235	$2,697	$19,055	$25,321	$27,861	$24,397	$81,904
Debt obligations (1)	450,000	—	—	200,000	—	—	250,000
Interest on debt obligations (2)	332,925	11,116	21,274	20,584	13,216	13,216	253,519
Capital commitments (3)	381,300	381,300	—	—	—	—	—
Total contractual obligations	$1,345,460	$395,113	$40,329	$245,905	$41,077	$37,613	$585,423
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
Additional Contingent Obligations
As of September 30, 2022 and December 31, 2021, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Financial Statements. The potential liquidation of STAR in 2022 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of September 30, 2022 and December 31, 2021 would be $1,847.4 million and $1,500.9 million on a pre-tax basis, respectively.
As of September 30, 2022 and December 31, 2021, we had guarantees outstanding totaling $98.9 million and $96.1 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $143.5 million and $139.7 million, respectively.
Dividends
On May 10, 2022, our board of directors declared and approved a cash dividend for the first quarter of 2022 of $0.44 per share of Class A common stock, which was paid on June 3, 2022 to holders of record of our Class A common stock as of May 20, 2022.
On August 9, 2022, our board of directors declared and approved a cash dividend for the second quarter of 2022 of $0.39 per share of Class A common stock, which was paid on September 2, 2022 to holders of record of our Class A common stock as of August 19, 2022.
On November 9, 2022, our board of directors declared and approved a cash dividend of $0.26 per share of Class A common stock for the three months ended September 30, 2022. The Class A common stock dividend is payable on December 2, 2022, 2022 to the holders of record of our Class A common stock as of November 21, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended September 30, 2022. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as joint book-running managers of the IPO and as representatives of the underwriters.
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
10.1*
Fifth Amended and Restated Credit Agreement, dated as of July 15, 2022, among TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 18, 2022).

10.2
First Amendment Agreement to the Fifth Amended and Restated Credit Agreement, dated as of August 23, 2022, among TPG Operating Group II, L.P., the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.

10.3*
Amended and Restated Credit Agreement, dated as of July 15, 2022, among TPG Operating Group II, L.P., as borrower, TPG Operating Group I, L.P., TPG Holdings II Sub, L.P., TPG Operating Group III, L.P. as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 18, 2022).

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

Date: November 9, 2022

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)