Form 10-K
period 2022-12-31
TPG Inc.
filed 2023-02-24
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
1

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2022 was $1,415.6 million.
As of February 21, 2023, there were 71,233,826 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 229,652,641 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of the shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected filing of our amended and restated certificate of incorporation, the expected growth, future capital expenditures, fund performance, dividends and dividend policy and debt service obligations, such as those contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”
•our dependence on our senior leadership and key investment and other professionals;
•our ability to attract, retain and motivate investment and other key professionals;
•the performance of our funds;
•our ability to raise new funds or capital for our funds and obtain favorable economic terms;
•our execution of new investment strategies or expansion into new markets and businesses;
•increasing scrutiny from fund investors and regulators on ESG (as defined herein) matters;
•the variability of part of our revenue, earnings and cash flow;
•our funds’ historical returns not being indicative of returns on investing in our Class A common stock;
•the performance of our funds’ portfolio companies;
•our investment in companies based outside of the United States;
•changes in China’s governmental policies and interventions by China’s government in industries in which we are invested;
•our ability to maintain the security of our information and technology networks;
ii

•our ability to manage conflicts of interest, including conflicts of interests relating to our funds’ investment activities, conflicts of interest with our partners, directors and senior advisors, and conflicts of interest that may arise between our public stockholders and our management and certain other affiliates;
•the potential misconduct, fraud or other deceptive practices of our employees, advisors or third-party service providers or our funds’ portfolio companies;
•pending and future litigation and related liabilities and reputational harm;
•clawback or contingent repayment obligations if and when triggered under our funds’ governing agreements;
•the historical pro forma financial information in this report not being predictive of future performance;
•our reliance on exemptions from certain governance requirements as a “controlled company” within the meaning of Nasdaq listing standards;
•our status as a holding company, with our only material asset being our interest in the TPG Operating Group (as defined herein);
•us potentially being deemed an “investment company” under the Investment Company Act (as defined herein);
•the disparity in the voting rights among the classes of our common stock;
•our ability to pay dividends;
•the effect on our share price of the large number of shares eligible for future sale and exchange;
•the acceleration of payments under the Tax Receivable Agreement (as defined herein);
•changes in the debt financing markets or higher interest rates;
•the intense competition in the investment management business;
•climate change and related regulations;
•difficult economic and market conditions;
•the extensive regulation of our businesses and increased regulatory focus on our industry, including proposed legislative changes that would modify the tax treatment of performance allocations or otherwise adversely impact our business model;
•changes in the U.S. political and financial regulatory environment; and
•our structure, which involves complex provisions of U.S. federal tax law.
iii

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
•“Class B common stock” refers to Class B common stock of TPG Inc., which entitles the holder to ten votes per share until the Sunset but carries no economic rights.
•“Co-Invest Leverage Facility” refers to the agreement whereby TPG Holdings II Sub, L.P., TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P. and certain of our other subsidiaries agreed to guarantee then existing and future secured recourse loans made to eligible employees and certain other participants.
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
•“IPO” refers to our initial public offering of Class A common stock of TPG Inc. that was completed on January 18, 2022.
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
•“Sunset” refers to the event that will occur on the date that a majority of the independent directors are elected at the first annual meeting of stockholders (or pursuant to a consent of stockholders in lieu thereof) after the earlier of (i) the earliest date specified in a notice delivered to the Company by GP LLC and its members pursuant to that certain GP LLC limited liability company agreement promptly following the earliest of: (a) the date that is three months after the date that neither Founder continues to be a member of GP LLC, (b) a vote of GP LLC to trigger the Sunset and (c) upon 60-days advance notice, the date determined by either Founder who is then a member of the Control Group to trigger the Sunset, if, following a period of at least 60 days, the requisite parties are unable to agree on the renewal of Mr. Winkelried’s employment agreement or the selection of a new CEO in the event that Mr. Winkelried ceases to serve as our CEO, and (ii) the first day of the quarter immediately following the fifth anniversary of the IPO.
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
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM” and related terms, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Accrued Performance Allocations—Fund Performance Metrics.”

PART I
Item 1. Business
Overview
TPG is a leading global alternative asset manager with $135.0 billion in assets under management (“AUM”) as of December 31, 2022. We have built our firm through over 30 years of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of investment platforms that position us well to continue generating sustainable growth across our business. From inception through December 31, 2022, our traditional private equity funds have generated a 22% gross IRR and a 14% net IRR.
We primarily invest in complex asset classes such as private equity, real estate and public market strategies, which is distinct from most other asset managers that invest only in traditional asset classes such as stocks, bonds or commodities. We have constructed a high-quality base of assets under management within highly attractive sub-segments of the alternative asset management industry. The strength of our investment performance and our ability to innovate within our business have led to consistent historical growth in our assets under management, all on a scaled infrastructure that gives our business a high degree of operating leverage. From 2018 to December 31, 2022, our assets under management have grown 68.8% from $80.0 billion to $135.0 billion. The following table presents AUM over the last five years:

Assets Under Management
($ in Billions)
2018	$80
2019	85
2020	90
2021	114
2022	135
As of December 31, 2022, we employed approximately 1,110 people, including more than 380 investment and operations professionals, in offices across 8 countries providing us with a substantial global footprint and network. Our investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide pattern recognition. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 300 active portfolio companies headquartered in more than 30 countries.
Our firm consists of five multi-product investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) Real Estate and (5) Market Solutions. We have developed our investment platforms organically over time as we have identified areas where our track record and thematic depth provide opportunities to create differentiated solutions to address market needs.

___________
Note: AUM as of December 31, 2022.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. Since inception, our Capital platform has invested over $87 billion and has created more than $80 billion of value, achieving a gross IRR of 23% and a net IRR of 15%. In the last 12 months, the platform has generated value creation of 12%. Our Capital platform funds are organized in four primary products: (1) TPG Capital, (2) TPG Asia, (3) TPG Healthcare Partners and (4) Continuation Vehicles.
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $37.2 billion in assets under management and 78 investment professionals around the world. TPG Capital seeks to invest through leveraged buyouts and large-scale growth equity investments in market leaders with fundamentally strong business models which are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through operational improvements, by investing in organic and inorganic growth, and by leveraging our human capital team to upgrade or enhance our management teams and boards. Since inception, TPG Capital has deployed $69.2 billion across ten funds, achieving a gross IRR of 23% and a net IRR of 15%. In the last 12 months, the product has generated value creation of 16%.
Product: TPG Asia
TPG Asia consists of 48 investment professionals focused on pursuing investments in Australia, China, India, Korea and Southeast Asia, with $21.2 billion in assets under management. Our distributed regional footprint has provided a foundation to pursue the region’s highly attractive investing opportunities with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with governments, families and large corporations. Since inception, TPG Asia has deployed $14.2 billion across eight funds, achieving a gross IRR of 21% and a net IRR of 15%. In the last 12 months, the product has experienced value loss of 1%.

Product: TPG Healthcare Partners
We established TPG Healthcare Partners, or “THP”, in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology. THP has deployed $2.7 billion across two funds since inception and, in the last 12 months, has generated value creation of 4%.
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
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing vehicle. Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our family of growth funds now accounts for $23.1 billion in assets under management. Since its inception in 2007, our Growth platform has invested over $16 billion and created more than $13 billion of value, achieving a gross IRR of 21% and a net IRR of 15%. In the last 12 months, the platform has generated value creation of 3%. Our Growth funds are organized in three primary products: (1) TPG Growth, (2) TPG Tech Adjacencies and (3) TPG Digital Media.
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $14.5 billion in assets under management and 44 dedicated investment professionals. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India. Since inception, TPG Growth has deployed $13.4 billion across six funds and related vehicles, achieving a gross IRR of 21% and a net IRR of 15%. In the last 12 months, the product has generated value creation of 4%.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, is a product we developed organically to pursue minority structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors looking for liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth. Since inception, TTAD has deployed $3.1 billion across two funds, achieving a gross IRR of 33% and a net IRR of 25%. In the last 12 months, the product has generated value creation of 1%.
Product: TPG Digital Media
TPG Digital Media, or “TDM”, is a flexible source of capital to pursue opportunities to invest in digital media. With $1.9 billion in assets under management, TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes. Since inception, TDM has deployed $0.4 billion, achieving a gross IRR of 28% and a net IRR of 23%. In the last 12 months, the product has generated value creation of 21%.

Platform: Impact
Our multi-fund Impact platform pursues both competitive financial returns and measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of stakeholders:
• Y Analytics: A public benefit organization that is wholly owned by TPG and which we founded to provide impact research and rigorous assessment measures for impact investments, and today functions as TPG’s firm-wide ESG and impact performance arm
• The Global Advisory Board (Founders Board): A group of experienced investors and global thought leaders with a deep personal and professional commitment to driving social and environmental change
• The Climate Coalition: A partnership between TPG and 28 leading global corporations to identify and share best practices for considering climate solutions investment opportunities through TPG Rise Climate
Based on our investment strategy, we believe our impact investments can deliver profit and positive impact in tandem. Since inception, our Impact platform has invested over $6 billion and has created more than $2 billion in value, achieving a gross IRR of 25% and a net IRR of 15%. In the last 12 months, the platform has generated value creation of 3%. Our Impact platform has $16.4 billion in assets under management. Our Impact funds are organized in four primary products: (1) The Rise Fund, (2) TPG Rise Climate, (3) Evercare and (4) TPG NEXT.
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with approximately $7.5 billion in assets under management and 27 dedicated investment professionals. The Rise Fund’s core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and invest globally. Since inception, The Rise Funds have deployed $4.1 billion across three funds, achieving gross IRR of 26% and a net IRR of 17%. In the last 12 months, the product has generated value creation of 2%.
Product: TPG Rise Climate
TPG Rise Climate is our dedicated climate impact investing product. TPG Rise Climate has raised $7.3 billion in total commitments, and is innovative in matching significant capital from traditional limited partners with over $2.4 billion in commitments from 28 leading global corporations. In addition to committing capital to the fund, the companies joined TPG in forming the TPG Rise Climate Coalition, an effort focused on identifying and sharing best practices for considering investment opportunities, among the corporate group and more broadly across the TPG Impact platform. TPG Rise Climate’s core areas of focus include clean energy, enabling climate-related solutions, decarbonized transport, greening industrials and agriculture and natural solutions.
Product: Evercare
The Evercare Health Fund (“Evercare”) is an emerging markets healthcare fund with $0.7 billion in assets under management that is striving to provide affordable, high-quality healthcare in emerging markets. Evercare’s investments are integrated under a common operating platform, The Evercare Group, an integrated healthcare delivery platform in emerging markets across Africa and South Asia, including India, Pakistan, Bangladesh, Kenya and Nigeria.
Product: TPG NEXT
TPG NEXT is designed to support the next generation of diverse alternative asset managers. TPG announced the launch of the TPG NEXT fund in 2023 to seed new managers, strengthen their access to capital, offer business building expertise and provide strategic advisory support to talent that is chronically underrepresented in alternative asset management. TPG NEXT aims to increase the number of diverse-led firms in alternative assets, furthering an effort we began in 2019 with our investments in Harlem Capital, VamosVentures and Landspire. As of December 31, 2022, TPG NEXT has total commitments of $0.5 billion from an anchor investor.

Platform: Real Estate
We established our real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. Since inception, our Real Estate platform has grown to $19.5 billion of assets under management, invested over $8.0 billion and created more than $3.0 billion in value, achieving a gross IRR of 24% and a net IRR of 16%. In the last 12 months, the platform has generated value creation of 2%. Today, we are investing in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) TPG RE Finance Trust, Inc.
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”) focuses on acquiring and building platforms rather than investing on a property-by-property basis, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors. Since inception, TREP has invested $7.3 billion, achieving a gross IRR of 24% and a net IRR of 17%. In the last 12 months, the product has generated value creation of 1%.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”) is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset. Since inception, TAC+ has invested $0.9 billion, achieving a gross IRR of 5% and a net IRR of 1%. In the last 12 months, the product has generated value creation of 7%.
Product: TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally-managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of December 31, 2022, the TRTX loan investment portfolio consisted of 70 first mortgage loans (or interests therein) and total loan commitments of $5.4 billion.
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
Product: Public Market Investing
Our Public Market Investing business consists of two different funds, TPG Public Equities (“TPEP”) and TPG Strategic Capital Fund (“TSCF”).
TPG Public Equities
TPEP seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP currently manages a $2.2 billion long / short fund and a $1.7 billion long-only fund, both of which are managed with broad, opportunistic mandates. As of December 31, 2022, TPEP has generated an approximately 18,750 basis point positive spread between the return on invested capital on long positions relative to short positions, while capturing 154% of the MSCI World return with an average net exposure of 42%, achieving a total return before management fees, performance allocations and non-trading expenses of 168%.

TPG Strategic Capital Fund
TSCF is a product we created in 2020 in response to an opportunity we saw to combine the expertise of our private equity business to build long-term equity value with the firm’s public equity investing capabilities. TSCF aims to make concentrated investments in public companies where we can work constructively with management and boards through meaningful strategic and operational transitions, leveraging the governance expertise and operational capabilities of the broader TPG platform.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In 2022 and 2021, our capital markets business drove $106.0 million and $91.0 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Product: Private Markets Solutions
Our private markets solutions business is focused on pursuing investments in high-quality, stable private equity assets, alongside third-party sponsors, typically through continuation vehicles, funds or underlying third-party investment managers who will continue to control such assets in which the funds invest. Our private markets solutions business is organized into two businesses: (1) NewQuest and (2) TPG GP Solutions (“TGS”).
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With an investment team of approximately 30 professionals and $2.9 billion in assets under management, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: SPACs
TPG Pace Group
We established TPG Pace in 2015 to sponsor SPACs (as defined herein), and have raised seven TPG Pace vehicles for over $4 billion in initial public offering proceeds. TPG Pace’s dedicated SPAC team has delivered value to its business combinations by leveraging insights and skillsets from across the firm, including Capital Markets, Y Analytics and TPG Ops.

AfterNext HealthTech Acquisition Corp.
In 2021, we helped establish AfterNext HealthTech Acquisition Corp. (“AFTR”), a SPAC focused on the intersection of healthcare and technology. AFTR intends to acquire an innovative company that seeks access to the public equity markets and the intellectual capital of the AFTR team to help propel and accelerate the adoption of technologies across healthcare.
Organizational Structure
Historical Ownership Structure

Prior to our Reorganization (as defined herein) and IPO, the partners of the TPG Operating Group consisted of:
•Certain members of management, employees and former employees; and
•Certain Pre-IPO Investors
The following diagram provides a simplified illustration of our historical ownership structure (excluding various intermediate entities):

Current Ownership Structure
The following diagram provides a simplified illustration of our organizational structure as of December 31, 2022. Certain entities depicted below may be held through intervening entities not shown in the diagram.

TPG Partners / TPG Partner Vehicles / GP LLC(1)
Public Shareholders
Certain Pre-IPO Investors
Voting and Nonvoting Class A Common Stock
Class A and Class B Common Stock
TPG Inc. (NASDAQ: TPG)
Wholly-Owned Subsidiaries
Common and Promote Units
Common Units
Common Units
TPG Operating Group(2)

___________
(1)GP LLC (as defined herein) is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried. GP LLC owns the entity that serves as the general partner of the entity that holds 100% of the shares of Class B common stock outstanding.
(2)Consists of three limited partnerships. One unit of the TPG Operating Group represents one unit of each of such three limited partnerships.
Competitive Strengths
Purpose-Built Investing Franchise with Optimal Mix of Scale and Growth
We are a longstanding leader in alternative asset management, with a strong brand that we have developed over multiple decades of successful investing and purposeful exposure to the fastest-growing areas of alternative asset management. Today, our ecosystem is distributed across more than 30 countries, 18 active products and five growing platforms, providing us with multiple and diverse vectors for substantial growth. At our current scale, we benefit from having significant resources, capabilities and pattern recognition yet being of a size from which we can continue to grow rapidly.
This growth potential is apparent in the character of our assets under management; approximately $85 billion, representing 63% of our total of $135.0 billion, is attributable to funds raised since 2018. Furthermore, our newer platforms have been strong contributors to our growth, with Impact and Market Solutions fee-related revenue growing from 7% and 6% of our total fee-related revenues, respectively, for the year ended December 31, 2018 to 17% and 15%, respectively, for the year ended December 31, 2022.

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
Platform Levered to the Highest-Growth Sectors of the Global Economy
We have built our platforms purposefully, with a focus on the most attractive sectors, geographies and products of alternative asset management. The technology and healthcare sectors account for 37% and 25% of our invested capital since the start of 2018, respectively. We believe our early specialization in these sectors positions us to capitalize on the powerful secular tailwinds in these industries, which we expect to continue to accelerate in the years ahead.
Similarly, impact funds have benefited from strong momentum in recent years, as U.S. ESG-focused AUM grew to $8.4 trillion in 2022 representing 12.6% of total U.S. assets under professional management, according to the US Sustainable and Impact Financings Report. We believe we are the largest private equity impact investing platform, with $16.4 billion in assets under management.
We were one of the first alternative asset managers to establish a sizeable Asia franchise, which we formed in 1994. We have since organically grown our total AUM in Asia to approximately $24 billion across products. The Asia market is one of the highest-growth areas of alternative asset management, exhibiting a compound annual growth rate of 23% in AUM from 2010 to 2022, according to Preqin Ltd. (“Preqin”).
Value-Added Operations Approach
TPG established an in-house operations group, TPG Ops, in 1995. As of December 31, 2022, TPG Ops consists of 53 operations professionals who have substantial specialized sector knowledge and functional experience. TPG Ops professionals are fully integrated into our deal teams and incentivized in portfolio company performance, with an opportunity to share in the same investment-specific performance fees as our investment professionals. We believe that our operations team is a core differentiator in our ability to drive strong growth in our portfolio companies and the resulting strong performance in our funds. Further, TPG Ops enables us to underwrite investments that would be challenging for investors without our operational sophistication, providing us with a distinct advantage in sourcing, executing and managing complex but value-generative transactions.
Partnership Model Aligned with Our Strong and Growing Limited Partner Base
Our relationships with our limited partners have been fundamental to our ability to grow our firm and continue to innovate, both through existing and new products. We are backed by approximately 550 institutional limited partners, with whom we have direct relationships. Our committed capital as of December 31, 2022 is diversified across geographies and investor types. By geography, 56% of our capital is from the United States, 18% is from Asia, 17% is from EMEA, 8% is from Canada and 1% is from Latin America. By investor type, 45% of our capital is from pensions, 18% is from sovereign wealth funds, 17% is from fund of funds, 7% is from private wealth, 4% is from insurance, 4% is from financial institutions, 3% is from endowments and 2% is from other sources.
Experienced Team and Commitment to Good Governance
We believe that our people and the differentiated culture they create are fundamental drivers of our success. Since our firm’s inception, we have focused on recruiting, developing and retaining exceptional talent. As of December 31, 2022, of our approximately 1,110 employees, over 380 are investment and operations professionals and over 500 are functional professionals. Of our investment, operational and functional professionals, approximately 130 are senior professionals leading sourcing, investment management and execution.

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
Deploy Currently Committed Capital and Accelerate Embedded Operating Leverage
We have significant embedded growth in our platform due to our $43.0 billion of capital that is committed but not deployed, which accounts for 55% of our fee earning assets under management, and our $13.0 billion of assets under management that is subject to fee earning growth as of December 31, 2022. As our platform grows, our firm benefits from economies of scale as we realize operating leverage.
Grow and Extend Existing Platforms
We have built a scaled, global and diversified investing franchise by expanding our platforms. Across each of our fund platforms, we have continued to see meaningful increases relative to preceding fund cycles. The current generation of funds in our Capital platform in aggregate is 37% larger than the previous one. Similarly, our Growth and Real Estate Partners products have grown by 39% and 132%, respectively, since their prior cycles. Across our existing platforms, we have developed $86 billion of assets under management through vintages raised since the start of 2018, which represents 63% of our December 31, 2022 assets under management. In addition to our investing activity, our Capital Markets business has proved to be a strong contributor to our firm’s growth and profitability in recent years as we continue to expand our capabilities and build our team.
Develop New Products
In addition to the vertical expansion of our existing products, throughout our 30-year history we have built our business by incubating new platforms organically to expand our investment franchise horizontally into new product categories. Our Growth platform is a strong example of our organic innovation playbook. After many years of success investing with a growth-oriented mindset, we raised a dedicated growth fund in 2007. As our successor growth funds have continued to scale, teams across our platforms have also identified and executed on opportunities adjacent to our dedicated growth products, including professionals from our Capital platform developing TPG Tech Adjacencies and TPG Digital Media. We have also launched new funds and strategies from our Capital platform, including our Real Estate platform, and, more recently, TPG Healthcare Partners in 2019. Since the start of 2018, our client and capital formation team has raised over $23 billion for nine new products.
In January 2023, TPG launched the TPG NEXT fund, a strategy designed to support the next generation of diverse alternative asset managers. TPG launched TPG NEXT to seed new managers, strengthen their access to capital, offer business building expertise and provide strategic advisory support to talent that is chronically underrepresented in alternative asset management. TPG NEXT aims to increase the number of diverse-led firms in alternative assets, furthering an effort we began in 2019 with our investments in Harlem Capital, VamosVentures and Landspire. As of December 31, 2022, TPG NEXT has total commitments of $0.5 billion from an anchor investor.
We intend to continue our deliberate strategy of innovation and development of products to accelerate growth. We believe that there are a number of highly attractive expansion opportunities for our business, including additional sector-specific products, asset classes and channels for capital raising.
Selectively Pursue Strategic Partnerships and M&A
We believe we are well-positioned to pursue inorganic growth opportunities in significant sub-sectors of alternative asset management which are complementary to our existing platform but which we do not address today. As an example, in 2018, we began a strategic partnership with NewQuest, a private equity secondaries platform focused on the Asia Pacific region. Following that initial minority investment, we utilized our people, resources and insight to support the business’ growth, which ultimately led to the platform scaling from approximately $0.9 billion in assets under management as of

June 30, 2018 to $2.4 billion in assets under management as of December 31, 2022. On the back of our successful initial partnership, we launched a U.S. and European secondaries business in 2020, and in 2021 we acquired a majority interest in NewQuest. In January 2022, we closed the transaction to acquire an additional 33% interest in exchange for equity interests in the Company, which resulted in us owning 100% of the NewQuest management company. These steps have created a global private market solutions practice that is a key contributor to our growing Market Solutions platform.
Recruit, Retain and Develop World-Class Talent
Attracting, retaining and developing world-class talent is fundamental to our business and is a strategic priority for our leadership team. We utilize a highly disciplined recruiting strategy that is focused on identifying and attracting talented individuals from diverse backgrounds; for the year ended December 31, 2022, 69% of new hires self-identified as diverse. Our people are equipped with the tools that they need to succeed and grow professionally through ongoing training and a cultural emphasis on collaboration and mentorship. Our ability to retain our professionals and cultivate their success within our firm is evidenced by the over 37% of our investment partners who joined the firm as junior professionals. We are highly focused on ensuring that we continue to make TPG a coveted place to work and grow for our people.
Environmental, Social and Governance (“ESG”) Action
We have a longstanding commitment to fostering strong ESG performance as a firm and in our investment practices. Reflecting an enduring commitment to build strong, sustainable companies, we first adopted our Global ESG Performance Policy in 2012, became a signatory to the UN Principles for Responsible Investment in 2013, became a supporter of the Taskforce on Climate-Related Financial Disclosures in 2019, and are a supporter of the Sustainability Accounting Standards Board (SASB, now part of IFRS Foundation). In 2018, we elected to build an innovative capability focused on data-driven decision-making relating to the environmental and social impacts of our deployed capital, Y Analytics. Y Analytics is our dedicated impact assessment and ESG performance arm, whose mission is to increase the amount and improve the effectiveness of capital allocation for the greater good. Each year, we seek to continue to strengthen and deepen the integration of ESG performance throughout the firm in various ways.
Y Analytics provides leadership and support to our investment professionals on ESG topics throughout the lifecycle of investments. ESG performance considerations are reflected in a variety of components of our investment due diligence processes. Our goal in conducting ESG assessments is to use material, investment-specific sustainability risk and performance factors and indicators to determine the potential for ESG-related risk and value creation, and to support a holistic understanding and appropriate discussion of these findings during investment decision-making and post-closing.
In addition to investment-specific support, Y Analytics leads our ESG Strategy Council, which is comprised of senior members from multiple functions that touch ESG issues, including Legal and Compliance, Human Capital and Operations. Our ESG objectives are also supported by our cross-functional Diversity, Equity and Inclusion Council and Cybersecurity Steering Committee. ESG matters are brought before our board of directors on a periodic basis. We also advance ESG and impact-related priorities through firm initiatives and investment-related actions, including:
Portfolio Board Diversity: Consistent with our core value of promoting diversity, equity and inclusion, we have advanced the diversity of our portfolio company boards in terms of gender, race, ethnicity and sexual orientation. Currently, 87% of our portfolio company boards globally have gender diversity, 84% of our U.S.-headquartered portfolio companies’ boards have racial/ethnic diversity, and 217 gender or race/ethnicity diverse directors (excluding TPG professionals) have joined our portfolio company boards since the start of 2017.
Employee Ownership: Across our investing platforms, a range of our portfolio companies have established incentive profit-sharing programs to create economic opportunity for employees and deliver recruiting, retention and productivity benefits to companies. In 2022, we became a founding member of Ownership Works, a non-profit advancing and implementing shared ownership programs.
Climate Change Action: We have long recognized the importance of considering the opportunities and financially material risks posed by climate change. Our climate strategy includes understanding our firm-wide operational and financed emissions and physical and transition-related risks in our portfolio.
We have analyzed, verified and publicly reported our firm-wide operational emissions for 2019, 2020, and 2021, purchased high-quality carbon credits to offset our emissions in each verified year, including for 2022, which are subject to ongoing verification. We do not deduct these purchased credits from our reported emissions.

We also provide support to investment professionals and certain portfolio companies regarding climate resilience and decarbonization aligned with their business strategies – either through direct advisory support or through reference to our external network of advisors and consultants.
Creating Innovative Platforms: A key reflection of our commitment to environmental and social impact has been our creation of leading platforms for pursuing investments in companies that deliver a positive impact in addition to financial returns. These have included: The Rise Fund, which launched in 2016 and raised its successor fund in 2020; TPG Rise Climate, which launched in 2021; Evercare, which has been part of TPG since 2019; and TPG NEXT, which made its first balance sheet investments in 2019 and launched in 2023. This work plays an important role in seeking to bring scaling capital to environmentally and socially beneficial solutions beyond the venture stage.
See “—Platforms—Platform: Impact” for further discussion of these platforms.
Continuing Commitment to Civic Engagement
We have always been engaged in our communities, supporting volunteerism and charitable donations. At a firm level, we have focused much of our civic engagement on our commitment to equality. We engage on public issues to advance equality, such as immigration, gender and racial discrimination, women’s issues and access to education. For example, in 2017, we authored guidance for our portfolio companies encouraging preservation of Deferred Action for Childhood Arrivals (DACA) and providing support and financial resources to those impacted. In 2018, we joined the Business Coalition for the Equality Act. In 2019, we were the only private equity firm to sign an amicus brief to the U.S. Supreme Court in support of non-discrimination protections for LGBTQ+ people in federal civil rights law.
Human Capital Resources
The quality of our investments and our ability to build great companies depends on the caliber of our people. Our people are one of our core strengths and principal reasons for our success. They are the key to our culture of integrity, innovation and collaboration. We aim to foster a welcoming and inclusive work environment with opportunities for growth and development to attract and retain a high-performing team. As of December 31, 2022, we have approximately 1,110 full-time employees, including over 380 investment and operations professionals, over 500 non-investment and fundraising professionals, and more than 170 support staff, located in offices across Asia, Australia, Europe and North America.
Talent Development and Retention
We believe our culture, the breadth of our platforms and our track record for strong investment performance help us attract, develop and retain the best talent in our industry. We regularly review and evaluate our internal processes for ways to improve employee engagement, productivity and efficiency.
Recognizing that feedback is critical to driving career development and growth, as well as overall employee engagement, we have developed a robust feedback framework, which includes opportunities for all employees to both provide and receive feedback through our annual 360 degree review process. In addition, our employees set goals at the beginning of the year in partnership with their managers and receive feedback throughout the year. Our annual review process is a competency-based assessment, including “core” competencies that are consistent across the firm regardless of function or title. These competencies are aligned with the firm’s values and are attributes that we believe are important to the success of all employees.
Our year end 360 degree review process is designed to encourage feedback from employees of all levels and includes a self-assessment, which summarizes key accomplishments, development areas and status of the goals set earlier in the year. All employees measure themselves and their colleagues based on firmwide and business-unit specific competencies, which are customized by function and level. In addition, select employees receive a Manager Effectiveness evaluation, which measures managers on key attributes of effective management and leadership skills. We offer training and resources at each stage of the process to help ensure that employees have productive, thoughtful and candid performance conversations.
In order to invest in our people and to foster community, we continue to expand our employee and manager training programs, as described in detail under “—Learning and Engagement Initiatives” below.

Learning and Engagement Initiatives
Employee Training and Mentorship: We have instituted various “learning initiatives” as a part of our commitment to invest in the development of our employees. These learning initiatives focus on a variety of areas, including culture, diversity, equity and inclusion (“DEI”), functional and technical knowledge, leadership and management and professional growth. We have tailored learning initiatives for our new employees to facilitate their integration into the firm.
In addition to our learning initiatives, we provide our employees access to e-learning resources that have been curated based on our analysis of performance review data. These curated learning paths align with our internal performance management competencies, including risk management, DEI and specific functional knowledge. In furtherance of our goal of developing an inclusive workforce, over the past few years we have held firmwide training on unconscious bias, allyship, harassment awareness and prevention. Our harassment awareness and prevention training also covers protocols for bystander intervention.
We believe that external learning opportunities also benefit our employees and foster our culture of continuous learning. We offer our employees a learning reimbursement stipend to encourage them to apply for certifications and attend classes or conferences related to their role to further their professional growth.
We believe our culture of apprenticeship also helps to ensure our employees feel connected to the greater firm as they learn, grow and develop by partnering with their colleagues. For example, through Jump Start, one of our formal mentoring programs, our junior employees are matched with a mentor and senior sponsor to create opportunities for connectivity and personal development.
Manager Training: We also believe it is important to invest in our managers to strengthen the firm and provide a positive experience for our employees. In order to develop strong managers, we have equipped them with new resources, virtual and classroom trainings and communication mechanisms to help guide feedback and professional growth conversations.
Advancing Diversity, Equity and Inclusion
We believe that the quality of our investments and our ability to build great companies depend on the originality of our insights. Promoting diversity, equity and inclusion is one of our core values, which is embedded into the highest levels of our firm and by our DEI Council. The DEI Council is a 17-member partner steering committee led by our CEO and Chief Human Resources Officer, and is supported by three advisory groups driven by our people that focus on recruiting, external and ecosystem engagement and internal engagement. Our actions include investing in diverse-led investment managers and investing in our people:
Investing in Diverse-led Investment Managers: In 2019, we launched TPG NEXT to seed new managers, strengthen their access to capital, offer business building expertise and provide strategic advisory support to talent that is chronically underrepresented in alternative asset management. The strategy aims to increase the number of diverse-led firms in alternative assets, aligning the industry more closely with broader demographic trends. TPG NEXT leverages the full TPG ecosystem by combining capital, operating expertise and the broad reach of its network to help underrepresented founders and teams build businesses for the future. The firm began investing in diverse managers in 2019 and has since backed three firms: Harlem Capital, VamosVentures and LandSpire. In January 2023, we announced the launch of the inaugural TPG NEXT fund, which is designed to back the next generation of underrepresented alternative asset managers. TPG Next received $0.5 billion from an anchor investor and intends to continue to raise third-party capital to invest in what we believe are compelling opportunities set across the diverse manager landscape.
Investing in Our People: In addition to the work of our DEI Council, we strive to ensure that our DEI strategy is embedded in the key pillars of our firm’s talent strategy, including recruiting, employee retention and employee development. From a diversity recruiting perspective, we have enhanced our collaborations with key external organizations to diversify our sourcing and networks. As a result, 69% of global new hires that we recruited during each of the years ended December 31, 2022 and 2021 are racially or ethnically diverse, gender diverse or identify as LGBTQ+.
Employee retention also is a key part of our DEI strategy and efforts. Our people are encouraged to engage with and support one another through our six affinity groups, which include Asian, Black, Hispanic/Latino, LGBTQ+, Veterans and Women groups, that were formed to cultivate and retain a diverse, equitable and inclusive workforce. Partner-sponsored initiatives, such as our Associate Mentoring Program, Women’s Mentoring Program and Diversity Roundtable discussions, are critical ways for us to ensure an inclusive employee experience. With respect to employee development, we proactively build a diverse pipeline at all levels of the firm and actively identify talented diverse employees early in their careers. We seek to ensure that their careers are proactively managed and that they are developed for future opportunities. For our annual performance processes over the last four years, 53% of our promotes below partner level, in addition to 40% of our partner promotes, have been racially or ethnically diverse, gender diverse or identify as LGBTQ+.
TPG supports the importance of racial and social equality. We have released public statements regarding racial and social equality and women’s and LGBTQ+ rights, and have made financial contributions to and partnered with various non-profits focused on diversity, equity and inclusion. We also joined organizations that support women and racial diversity, including those that support board and executive leadership diversity.
For more information on our portfolio board diversity initiative, see “—Environmental, Social and Governance Action” above.
Health and Wellness
We are committed to the health, safety and wellness of our people and offer comprehensive health and welfare benefit plans and retirement offerings as well as a variety of wellness benefits. These include healthcare and insurance benefits, paid time-off, family leave and family planning resources.
During 2022, we transitioned back to working from our offices, which are in multiple locations. We developed robust return-to-office protocols and implemented them to ensure consistency with applicable local government guidelines on social distancing, masking, testing, vaccination status and other safety measures. We continue to monitor applicable public health and government guidance on the COVID-19 pandemic.
We care deeply about the overall emotional well-being of our employees. We offer employee well-being programs designed to meet the needs of our diverse employee population, including access to mental health support through our medical plan, access to online meditation platforms and learning resources that teach methods to mitigate burn out, focus on self-care and increase productivity.
Compensation and Benefits
We believe that we provide a competitive compensation, benefits and total rewards framework to support the performance of the firm as a whole and each individual’s contributions to the firm. We believe that our compensation and incentive programs support our culture and long-term strategic business objectives while mitigating excessive risk-taking. Our programs are designed to recruit, incentivize and retain top talent and to promote a culture of performance and meritocracy. We believe that our performance-based incentive compensation structure helps to ensure that our people’s interests align with the interests of our shareholders and other stakeholders, which include alignment with the firm’s financial performance and goals.
Compensation generally is comprised of a base salary (or hourly rate) and a discretionary annual incentive that is determined based on a number of performance considerations, including firm, platform, product, department and individual performance.
To further align the interests of our people with stakeholders and to cultivate a strong sense of ownership and commitment to our firm, certain employees also are eligible to receive equity awards and/or participate in other long-term incentive programs. Additionally, certain of our people are eligible to make co-investments in or alongside our funds and other vehicles we manage.
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

Corporate Social Responsibility
We strive to invest in our local communities and engaging our people and other stakeholders in making a meaningful impact, whether through charitable donations or volunteer time. The firm hosts a wide range of volunteering opportunities, including serving meals at local shelters, mentoring local students, and building and coordinating delivery of care packages to U.S. troops. Additionally, we participate in corporate sponsorships and partnerships and offer a donation matching program.
Investment Process
We maintain a rigorous investment process and a comprehensive due diligence approach across all of our platforms. We have developed policies and procedures that govern the investment practices of our funds. Moreover, individual funds can be subject to certain investment requirements and limitations, including the types of assets in which the fund can invest, the amount that can be invested in any one company, the geographic regions in which the fund will invest and potential conflicts of interest that may arise from investing activities. Our investment professionals are familiar with our investment policies and procedures and the investment criteria applicable to the funds they manage, and these limitations have generally not negatively impacted our ability to invest our funds. Additionally, our investment professionals frequently interact across our platforms on a formal and informal basis. We have in place certain procedures to allocate investment opportunities among our funds in a way that complies with our duties as managers of the applicable funds and that we believe is equitable, fair and in the best interests of the applicable funds.
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

Structure and Operation of Our Funds
Structure and Management of Investment Vehicles
We manage most of our funds and other similar private vehicles primarily by organizing a limited partnership or other limited liability entity to serve as the general partner of a limited partnership (a fund) organized by us to accept investors’ commitments. Investors in our funds generally make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. We and our affiliates generally also make a commitment to our funds, with this commitment typically ranging from 2% to 5% of the fund’s total limited partner capital commitments. Fund commitments are generally available for investment and other fund purposes during what we call the investment period or commitment period, which typically runs six or fewer years for each fund. After that time, commitments may be used for follow-on investments and other fund purposes. Generally, as each investment is realized, these funds first return the capital related to that investment, any previously realized or written down investments and certain fund expenses to fund investors and the general partner. Our private equity funds then distribute funds in an amount to ensure that investors receive a “preferred return” – at least an 8% annual return on their investment – after which investors and our general partners generally receive 80% and 20%, respectively, of the fund’s remaining profits.
Our private investment funds typically have a term of ten years or more, subject to the potential for two one-year extensions with investor consent. Dissolution of those funds can typically be accelerated upon a vote of investors (often 75% in interest, with a simple majority sufficing for some funds) not affiliated with us and terminated upon the occurrence of certain other specified events. Ownership interests in most of our private funds are not, however, subject to redemption prior to termination of the funds. Our TPEP funds are structured as funds where the investor’s capital is fully funded on the subscription date.
In general, each fund that is a limited partnership has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the fund’s activities. The general partner is responsible for all decisions concerning the day-to-day management and operations of the fund and relies upon the fund’s investment manager to implement such decisions pursuant to a management (or similar) agreement. Generally, the limited partners of our funds take no part in the conduct or control of such funds, have no right or authority to act for or bind such funds, and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters, including amendments to the partnership agreement or early liquidation of the partnership. In addition, the governing agreements of many of our funds provide that in the event certain “key persons” do not devote the requisite time and attention, then the fund’s commitment period will generally be automatically suspended for 60 days and then terminate unless a majority in interest of the fund’s investors elect to continue the commitment period. Further, investors in such funds may have the right to vote to terminate the commitment period by a specified percentage in interest (including, in certain cases, a simple majority) vote in accordance with specified procedures. The governing agreements of many of our funds also provide that investors have the right to terminate the investment period for any reason by a vote of 75% of the interests in such fund (with some funds only requiring a simple majority). Most of our funds also have an advisory committee, comprising representatives of certain limited partners, which may consider or waive conflicts of interest or other restrictions in the partnership agreement or otherwise consult with the general partner on certain partnership matters.
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
Our funds are each generally advised by a TPG entity serving as investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fee to which our investment advisers are entitled, see “—Incentive Arrangements and Fee Structure” below. Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are owned exclusively by persons that, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act and purchase their interests in a private placement. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are beneficially owned by not more than 100 persons that purchase their interests in a private placement. In addition, under certain current SEC interpretations, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the Investment Company Act or register as investment companies under the Investment Company Act.
Incentive Arrangements and Fee Structure
Management Fees
A fund’s investment adviser generally receives a management fee based on a percentage of the fund’s capital commitments, or the fund’s invested capital, depending on the fund’s terms and stage in its lifecycle. Management fees are payable on a regular basis, typically quarterly or semi-annually, in the contractually prescribed amounts over the life of the fund. Depending on the base on which management fees are calculated, negative performance of one or more investments in a fund may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees may also be offset by the investment advisers’ receipt of transaction, monitoring or other fees, as described in more detail under “—Transaction, Monitoring and Other Fees” below. Management fees received are generally not subject to clawback.
The investment adviser of our TPEP funds generally receives a management fee based on a percentage of the fund’s net asset value. These management fees are payable on a regular basis, typically quarterly. These funds generally permit investors to withdraw or redeem their interests periodically, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Decreases in the net asset value of investor’s capital accounts may reduce the total management fee paid for the relevant period, but generally not the fee rate. Management fees received by TPEP’s investment adviser are also not subject to clawback.
The investment adviser of TRTX receives a base management fee based on the equity of the REIT, and an incentive management fee based upon the company’s core earnings, in each case payable quarterly in arrears. Management fees received by TRTX’s investment adviser are also not subject to clawback.
Transaction, Monitoring and Other Fees
The investment advisers to certain of our funds, or other affiliated entities, may receive special fees, including transaction, monitoring and other fees, when, for example, they provide capital structuring or other advice to our portfolio companies, generally in connection with debt and equity arrangements and underwriting and placement services. Monitoring fees are paid when the investment adviser provides a portfolio company monitoring services. In some cases, transaction, monitoring or other similar fees will offset the management fee received by the applicable fund.
Performance Allocations
As part of its partnership interest in a fund and, in addition to a return on its capital interest in a fund, the general partner or an affiliate is typically entitled to receive performance allocations from a fund. Generally, this means that the general partner’s partnership interest in the fund will entitle it to a share of the fund’s net profits. Performance allocations have historically accounted for a significant portion of the income we realize from our fund general partnership interests.
Performance allocations are generally calculated on a realized basis, and each general partner (or affiliate) is typically entitled to an allocation of 20% of the net realized profits (also taking into account, among other things, unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds.
Performance allocations are subject to a preferred limited partner return typically of 8% per year, subject to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the general partner received distributions of performance allocations over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed performance allocations exceeded its allocable share. This is known as a “clawback” obligation. To the extent we are required to fulfill a clawback obligation, we may decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given fund’s own net investment performance only, and performance allocations of other funds are not netted for determining this contingent obligation. Moreover, the governing agreements of most of our funds generally provide a guarantee of clawback obligations to fund investors from the TPG Operating Group (directly or indirectly) although we retain the right to pursue any remedies that we have against performance allocation distributees who do not return to us such distributions. We have recorded a contingent repayment obligation of $58.3 million as of December 31, 2022, equal to the amount that would be due if the various funds were liquidated at their current carrying value.
For additional information concerning the clawback obligations we could face, see “Item 1A. Risk Factors—Risks Related to Our Business—The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.”
Capital Invested in and Alongside Our Funds
To further align our interests with those of our funds’ investors, we and our professionals have invested our own capital in and alongside the funds we sponsor and manage. Minimum general partner capital commitments to our funds are determined separately with respect to each fund. We may, from time to time, invest in excess of contractually required minimums and/or exercise our right to purchase additional interests in our funds that become available in the ordinary course of their operations. Our general partner capital commitments are funded with cash and not with performance allocations or deferral of management fees. In addition, certain qualified professionals are required and/or permitted, subject to certain restrictions, to invest in or alongside the funds we sponsor and manage. Fees assessed on such investments by our professionals may be eliminated or substantially reduced.
Investors in many of our funds, as well as certain other investors, may have the opportunity to co-invest alongside our funds. Co-investments are investments in portfolio companies or other fund assets generally on the same terms and conditions as those to which the applicable fund is subject.
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
Legal and Compliance
Our legal and compliance team includes over 30 attorneys, compliance professionals and paralegals. In addition to supporting our corporate functions, the legal team supports our investment team across all investments made by us on behalf of our clients and investors. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with securities laws and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations.
Regulation and Compliance
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly or indirectly affect our mode of operation and profitability. Each of the regulatory bodies with jurisdiction over us, and our portfolio companies and investments, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us to liability or reputational damage.
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
Regulation Under the Investment Company Act
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either TPG Inc. or the TPG Operating Group is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act. Further, a majority of the TPG Operating Group’s assets consist of indirect ownership interests in the general partners or managing members of the funds we sponsor. We believe these interests in the general partners or managing members are not investment securities. The TPG Operating Group also holds minority interests in certain operating subsidiaries that are consolidated on the TPG Operating Group’s financial statements as “variable interest entities.” See Note 11, “Variable Interest Entities,” to the Consolidated Financial Statements for additional information regarding our variable interest entities. The TPG Operating Group’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act (“section 3(a)(1)(C)”). However, the value of these subsidiaries is not large enough to cause the TPG Operating Group’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). TPG Inc.’s assets consist primarily of units representing 25.6% of the TPG Operating Group held through its 100% interest in certain holding companies. TPG Inc. is also the owner of the entities serving as the general partner of the TPG Operating Group partnerships and, in such capacity, indirectly controls all of the TPG Operating Group’s business and affairs. We do not believe TPG Inc.’s interests in these units or the general partners are investment securities. Therefore, we believe that less than 40% of TPG Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe TPG Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C). In addition, we believe TPG Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
Regulation as a Broker-Dealer
TPG Capital BD, LLC (“TPG Capital BD”), one of our subsidiaries, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is subject to regulation and oversight by the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and is registered as a broker-dealer in all 50 states and the District of Columbia. FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including TPG Capital BD. State securities regulators also have regulatory oversight over TPG Capital BD. TPG Capital BD is an affiliated entity through which we conduct U.S.-based fundraising and capital markets activities, and administer a compliance program designed to comply with applicable anti-money laundering requirements. Broker-dealers are subject to regulations that cover all aspect of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising and sales practices, conduct of public and private securities offerings, maintenance of adequate net capital, record-keeping, and the conduct and qualifications of persons associated with the broker-dealer. In particular, as a registered broker-dealer and member of FINRA, TPG Capital BD is subject to the SEC’s “net capital rule,” Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain, requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form and imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC and various self-regulatory organizations impose rules that require notification when net capital of a broker-dealer falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Violation of the net capital rule may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its associated persons or other similar consequences by regulatory bodies.
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
Other Jurisdictions
Certain other subsidiaries or funds that we advise are registered with, have been licensed by or have obtained authorizations to operate in their respective jurisdictions outside of the United States. These registrations, licenses or authorizations relate to providing investment advice, marketing of securities and other regulated activities. Failure to comply with the laws and regulations governing these subsidiaries and funds that have been registered, licensed or authorized could expose us to liability and/or damage our reputation.

In Singapore, both TPG Capital (S) Pte. Ltd. and NewQuest Advisors (Singapore) Pte. Ltd. hold a capital market services license and are authorized by the Monetary Authority of Singapore to conduct fund management activities. In Hong Kong, TPG Capital, Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities and advising on securities, and NewQuest Capital Advisors (HK) Limited is licensed and authorized to engage in the business of asset management. In India, NewQuest Advisors (India) LLP is registered with the Securities Exchange Board of India as an investment advisor. In the Cayman Islands, NewQuest Holdings (Cayman) Limited is registered with the Cayman Islands Monetary Authority as a registered person and is authorized to conduct securities investment business, and each of the TPEP “master funds,” as well as each of the TPEP “offshore feeders,” is registered with the Cayman Islands Monetary Authority under the Mutual Funds Law. In Mauritius, NewQuest Asia BE Limited held an unrestricted investment adviser license granted by the Financial Services Commission until January 21, 2022, when it surrendered the license after determining that holding the license had become unnecessary.
Website and Availability of SEC Filings
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), LinkedIn (https://www.linkedin.com/company/tpg-capital), Twitter (https://twitter.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
We also make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the “SEC Filings” portion of our “Shareholders” page on our website. You may also access the reports and other documents we file with the SEC at a website maintained by the SEC at www.sec.gov.
Item 1A. Risk Factors
Risks Related to Our Business
We depend on our senior leadership and key investment and other professionals, and the loss of their services or investor confidence in such professionals could have a material adverse effect on our results of operations, financial condition and cash flow.
We depend on the experience, expertise, efforts, skills and reputations of our investment and other professionals, including our senior leadership, senior advisors and other key personnel, none of whom are obligated to remain employed or otherwise engaged with us. For example, our ability to continue delivering strong fund returns depends on the investments that our investment professionals and other key personnel identify and the synergies among their diverse fields of expertise. Senior leadership, investment professionals and other key personnel also have strong business relationships with our fund investors and other members of the business community. The loss of any of their services, including if any were to join or form a competing firm, could have a material adverse effect on our results of operations, financial condition and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Further, there can be no assurance that our founder succession process or plans to transition to long-term corporate governance by an independent board of directors will facilitate an orderly transition.
In addition, the failure of certain “key persons” (i.e., professionals who are named as “key persons” for some or all of our funds) to devote the requisite time and attention required under a fund’s governing documents could cause the automatic suspension or termination of the fund’s commitment period, and in certain cases the general partner’s replacement and/or the fund’s dissolution. If “key persons” engage in certain forms of misconduct, fund investors could have the right to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. See “—Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.” Moreover, many of our senior professionals’ equity interests in us are already substantially vested, thereby limiting their incentive to remain with us. Any of the foregoing could lead to a substantial decrease in our revenues or materially and adversely affect our reputation.
Our ability to attract, retain and motivate investment and other key professionals is critical to our success. Our failure to do so could have a material adverse effect on our results of operations, financial condition and cash flow.
Our success depends on our ability to retain and recruit investment and other professionals. The market for investment and other professionals is extremely competitive, and we may not succeed in retaining or recruiting qualified investment or other professionals to sustain our current performance or pursue our growth strategy. Our senior leadership, investment professionals and other key personnel possess substantial experience and expertise in investing, assist with locating and executing our funds’ investments, have significant relationships with the institutions that are the source of many of our funds’ investment opportunities and have strong business relationships with our fund investors. Therefore, the departure of members of our senior leadership, our investment professionals or other key personnel, particularly if they join competitors or form competing firms, could result in the loss of significant investment opportunities and certain fund investors and could impair our funds’ performance.
Our ability to recruit, retain and motivate qualified investment and other professionals depends primarily on our ability to offer attractive compensation packages. Efforts to retain or attract investment professionals and other professionals could therefore result in significant additional expenses, which would negatively affect our profitability.
Amounts earned by our investment and other professionals who participate in partnership equity programs will vary from year to year depending on our overall realized performance. As a result, there may be periods when we determine that realized performance allocations (together with other then-existent partnership return elements) are not sufficient to incentivize individuals, which could result in our having to increase salaries, cash bonuses, other equity awards and other benefits, modify existing programs or use new incentive programs, which could increase our compensation costs. Reductions in partnership equity programs could also make it harder to retain investment professionals and other key personnel and cause these individuals to seek other employment opportunities. Furthermore, changes in tax laws in the United States and the United Kingdom (the “U.K.”) have increased tax rates on various items of income and gain realized by our investment professionals, which in turn could impact our ability to recruit, retain and motivate our current and future investment professionals. Additionally, legislative changes have been proposed that, if enacted, could further increase applicable tax rates. See “—Risks Related to Taxation—Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.”
We may not be able to provide our future senior professionals with the opportunity to acquire equity interests in our business to the same extent or with the same economic and tax consequences as those from which our existing senior professionals previously benefited prior to the IPO. For example, following the IPO, we adjusted our incentive package for our investment and other professionals to include partnership equity interests and restricted stock units (“RSUs”) in addition to the historic vintage share awards, investment-specific awards and discretionary performance allocation awards. The adjusted incentive package has different economic and tax characteristics than our prior blend of cash and equity incentives and may not prove adequate in years of poor realization to adequately incentivize and retain our key personnel. In order to recruit and retain existing and future investment professionals and other key personnel, we may need to increase the level, or change the form or composition, of the compensation and other incentives they receive, which may cause a higher percentage of our revenue to be paid out in the form of compensation, adversely impacting our profit margins.
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
Poor performance of our funds could make it more difficult for us to raise new capital. Existing and potential investors continually assess our funds’ performance, and our ability to raise capital for existing funds and future funds, as well as avoiding excessive redemptions from our public equity funds, depends on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease our AUM and revenue. In addition, capital markets fees are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our funds could adversely affect the amount of fees generated by our broker-dealer. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flow.
If a fund performs poorly, we will receive little or no performance allocations relating to our interest in the fund and little income, or possibly losses, from any principal investment in the fund, which could decrease our revenue. Investors could also demand lower fees or fee concessions for existing or future funds, which would likewise decrease our revenue. Further, if a fund does not achieve total investment returns that exceed a specified investment return threshold for the life of the fund as a result of poor performance of later investments in a fund’s life, we may be obligated to return the amount by which performance allocations previously distributed to us exceed amounts to which we are ultimately entitled. See “—The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.”
Our inability to raise new funds or capital for our funds could result in lower management fees and less capital to invest and place pressure on fees and fee arrangements of future funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our current private equity, real estate and certain other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, keep earning steady management fees. If we are unable to raise successor funds of a comparable size without delay, our revenues may decrease as the investment periods of our predecessor funds expire and associated fees decrease. In addition, investors in our public equity funds have the ability to redeem their fund interests and move their capital to other investments; these funds’ management fees and performance allocations would decline if we are unable to raise capital to replace that of redeeming fund investors. We may seek to raise significant capital for successor funds at a time when our competitors, some of whom have substantially larger capital formation teams, are likewise engaged in significant fundraising campaigns, or at a time when investors, as a result of general economic downturn or otherwise, are limiting or reducing their total investments. By the time we seek to raise new funds, investors who might otherwise have participated may have already allocated all of their available capital to other funds and therefore be unable to commit to ours. We could struggle to raise successor funds or fresh capital for other reasons beyond our control, including as a result of general economic or market conditions or regulatory changes, which could have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to traditional fund structures, such as managed accounts, specialized funds and co-investment vehicles. There can be no assurance that historical or current levels of commitments to our funds from these investors will continue. Investors in our funds may decide to move their capital away to other investments for any number of reasons, such as changes in interest rates that make other investments more attractive; poor investment performance; changes in investor perception regarding our focus or alignment of interest, including if we change or broaden a fund’s investment strategy; reputational concerns; legislation reducing or minimizing the ability to invest in alternative assets; or departures or changes in responsibilities of key investment professionals. In the U.K. and Europe, there has been a shift from defined benefit pension plans to defined contribution plans, and many public pension funds, including in the United States, the U.K. and Europe, are and may continue to be significantly underfunded, all of which could reduce the amount of assets available for us to manage on behalf of certain of our clients. Moreover, certain institutional investors prefer to in-source their own investment professionals and make direct investments in alternative assets without the assistance of investment advisers like us. Such institutional investors may become our competitors and could cease to be our clients.
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
Further, certain investors have implemented, or may implement, restrictions against investing in certain types of asset classes, which would affect our ability to raise new funds focused on those asset classes. Countries’ implementation of certain tax measures may also adversely impact our funds’ ability to raise capital from certain investors if these investors decide that it is more tax efficient for them to invest on their own or only in funds with similarly situated investors. See “—Our funds invest in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States” and “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
The failure of our funds to raise capital in sufficient amounts and on satisfactory terms could decrease our AUM and revenue and have a material adverse effect on our results of operations, financial condition and cash flow.
A decline in the pace or size of investments by our funds could result in our receiving less revenue from fees.
Management fee revenue constitutes the largest portion of income from our business and depends on the pace of investment activity in our funds. We charge management fees based on the amount of capital invested during a portion, and sometimes all, of a fund’s fee-paying life. As a result, the pace at which we make investments, the length of time we hold these investments and the timing of dispositions directly impact our revenues. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. In addition, in certain cases a decline in investment value can reduce the invested capital fee base. As a result, the variable pace at which many of our funds invest capital and dispose of investments, and variations in underlying asset value, may cause our management fee revenue to vary from one quarter to the next. We would generally expect a slowdown in investment pace to cause an eventual decline in other sources of revenue such as transaction fees and fees earned by our broker-dealer. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments, and an increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce management fees. Additionally, higher fundraising activity also generates incremental expenses and, as new capital commitments may not immediately generate fees, we could incur fundraising related costs ahead of generating revenues.
We may reduce our AUM, limit its growth, reduce our fees or otherwise alter the terms under which we do business when we deem it to be in the best interest of our fund investors, even when such actions may be contrary to the near-term interests of stockholders.
From time to time we may decide it is in our best interest to take actions that could reduce the profits we could otherwise realize in the short term. While we believe that our commitment to treating our fund investors fairly is in the long-term interest of us and our stockholders, we may take actions that could adversely impact our short-term profitability, and there is no guarantee that such actions will benefit us in the long term. For example, we may seek to benefit fund investors by limiting AUM to an amount we believe can be invested appropriately in accordance with our investment mandate and current or anticipated economic and market conditions or by voluntarily reducing management fee rates and terms for certain of our investors, funds or strategies, even when doing so may reduce our short-term revenue. See “—Our inability to raise new funds or capital for our funds could result in lower management fees and less capital to invest and place pressure on fees and fee arrangements of future funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.”
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
We may also take other actions that could adversely impact our short-term results of operations when we deem such action appropriate. For example, we may waive management fees on certain vehicles at various times. We may delay the realization of performance allocations to which we are otherwise entitled if we determine (based on a variety of factors, including the stage of the fund’s life cycle and the extent of fund profits accrued to date) that there would be an unacceptably high risk of future clawback obligations, or for other reasons. Any of the foregoing delays could result in a deferral of realized performance allocations to a subsequent period, if they are earned at all. See “—Parts of our revenue, earnings and cash flow are highly variable, which could cause volatility in the price of our Class A common stock.”
Our investors in future funds may negotiate to pay us lower management fees, reimburse us for fewer expenses or change the economic terms to be less favorable to us than those of our existing funds, which could have a material adverse effect on our results of operations, financial condition and cash flow.
We negotiate terms with existing and potential investors when raising capital for new or existing funds. These negotiations could result in terms that are materially less favorable to us than the terms of our prior funds. For example, such terms could restrict our ability to raise funds with investment objectives or strategies that compete with existing funds, increase the hurdle required to be generated on investment prior to our right to receive management fees and performance allocations, add expenses and obligations for us in managing funds or increase our potential liabilities. Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we may receive more requests to modify the terms of our new funds, including reductions in management fees. For example, certain of our newer funds include more favorable terms for fund investors that commit to early closes. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
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
Certain institutional investors have also publicly criticized specific fund fee and expense structures. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees, modify our performance allocations and change incentive fee structures, which could result in a reduction or delay our receipt of performance allocations and incentive fees. The Institutional Limited Partners Association (“ILPA”) maintains and revises from time to time a set of Private Equity Principles (the “Principles”), which continue to call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including guidelines for performance allocations, fees and fee structures. We endorsed the Principles as an indication of our general support for ILPA’s efforts. Further, the SEC’s focus on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements. Significant changes to our fund fee and expense structures in response to requirements of institutional investors, ILPA or the SEC could have a material adverse effect on our results of operations, financial condition and cash flow.

We may not be successful in executing or managing the complexities of new investment strategies or expanding into new markets and businesses, which could have a material adverse effect on our results of operations, financial condition and cash flow.
We continuously look to expand our platform through investments in, and development or acquisition of, businesses, products and investment strategies complementary to our existing business. The success of our growth strategy depends on, among other things:
•our ability to correctly identify and create products that appeal to investors;
•how our existing fund investors view any new initiatives;
•mitigating risks that arise from the diversion of management’s time and attention from our existing businesses;
•our ability to properly manage conflicts of interests with our existing businesses;
•minimizing any disruption to our ongoing businesses;
•management’s ability to develop and integrate new businesses and the success of integration efforts;
•our ability to identify and manage risks in new lines of businesses;
•our ability to successfully negotiate and enter into beneficial arrangements with new counterparties;
•our ability to implement adequate investment processes, controls and procedures that we have already developed around our existing platforms and/or identify and develop new policies, controls and procedures appropriate in light of a new business, product or investment strategy;
•our ability to successfully enter into markets or businesses in which we may have limited or no experience;
•managing the increased demands on our information systems, operational systems and technology, including related security systems, and infrastructure;
•our ability to achieve expected results or realize expected synergies from newly developed products or strategic alliances;
•our ability to obtain requisite approvals and licenses from relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs or delays; and
•the broadening of our geographic footprint and successfully managing the risks associated with conducting operations in foreign jurisdictions (including regulatory, tax, legal and reputational consequences).
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
•difficulties integrating the acquired business’s internal controls and procedures into our existing control structure and resolving potential conflicts that arise in light of the acquired business;
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
Our fund investors, stockholders, regulators and other stakeholders are increasingly focused on ESG matters. Certain fund investors consider our record of socially responsible investing and other ESG factors, including by relying on third-party benchmarks or scores, in determining whether to invest in our funds. At times, certain fund investors have conditioned future capital commitments on the taking of or refraining from taking certain ESG-related actions. Although several of our funds are focused on socially responsible and climate-focused investing, other funds may make investments that fund investors or stockholders view as inconsistent with their ESG standards. If our ESG practices or third-party ratings do not meet the standards set by these fund investors or stockholders, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG goals and initiatives, they may choose not to invest in our funds or exclude our Class A common stock from their investments, and we may face reputational damage. To the extent our access to capital from fund investors focused on ESG ratings or matters is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues. Further, there can be no assurance that fund investors and other stakeholders will determine that our ESG initiatives, goals and commitments are sufficiently robust. There can be no assurance that we will be able to accomplish any announced goals related to our ESG program, as statements regarding our ESG goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Further, as part of our ESG practices, we rely on the services and methodologies of Y Analytics, an affiliated public benefit organization. Such services and methodologies by Y Analytics could prove to be inaccurate and there can be no assurance that they will be successful. The occurrence of any of the foregoing could negatively impact our relationships with fund investors, our ability to raise funds and capital and the price of our Class A common stock, all of which could adversely affect our business and results of operations.
Anti-ESG sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such legislation viewed our funds or ESG practices, including our climate-related impact strategies, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such fund investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect our results of operations, financial condition and cash flow. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose us to the risk of antitrust investigations or challenges by federal or state authorities, result in reputational harm and discourage certain fund investors from investing in our funds.

There is a growing interest on the part of fund investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures by asset managers, which exposes us to additional risks. For example, this additional scrutiny has increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies of their funds or their and their funds’ ESG efforts or initiatives, often referred to as “greenwashing.” Any such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new fund investors. In addition, there has been increased regulatory focus on ESG-related practices by investment managers and regulators, and new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors to allow investors to validate and better understand sustainability claims. For example, the SEC has proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. These proposed rules are not in final form and therefore we cannot determine how they may affect our funds. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.
Further, with respect to both voluntary and mandated ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, activist, or regulatory expectations. Any enhancements to such processes and controls may be costly and give rise to significant administrative burdens. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we or our portfolio companies do not successfully implement controls related to reporting ESG information, this could result in legal liability and reputational damage, which could impact our ability to attract and retain fund investors and employees.
We and many of our portfolio companies may undertake extensive voluntary reporting on various ESG matters, including greenhouse gas emissions, diversity and human capital management. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized, and continue to evolve and we may fail to successfully implement or comply with, these rapidly developing ESG standards and requirements. In addition, we and our portfolio companies’ selection of reporting frameworks or standards, and other methodological choices, such as the use of certain performance metrics, levels of quantification, value chain reporting, or materiality standards, may vary over time and may not always align with evolving investor and activist expectations or market practices.
Outside of the United States, the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the European Union (“EU”) level, such as the SFDR (as defined herein). See “—Risks Related to Our Industry—Regulatory initiatives in jurisdictions outside the United States could negatively impact our business—Sustainable Finance.” Compliance with the SFDR and other ESG-related rules and frameworks has and is expected to result in increased legal, compliance, restrictions, reporting and other associated costs and expenses which would be borne by us and our funds because of the need to collect certain information to meet the disclosure requirements. Under these requirements, we are required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use for ESG investing, or new regulations or legislation require a methodology of measuring or disclosing ESG or impact that is different from our current practice, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flow.

In addition, where there are uncertainties regarding the operation of a framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisors and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs.
Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.
If we, as the general partner, managing member or management company, or certain “key persons” engage in certain forms of misconduct, the governing agreements of our funds generally allow the investors of those funds to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Moreover, if certain “key persons” fail to devote the requisite time and attention to managing the fund, the fund’s commitment period will generally be automatically suspended for 60 days and then terminate unless a majority in interest of the fund’s investors elect to continue the commitment period. While we believe that our investment professionals have appropriate incentives to remain in their respective positions based on equity ownership, profit participation and other contractual provisions, there can be no guarantee of the ongoing participation of our investment professionals in respect of our funds. If a general partner is removed, we would no longer be involved in the management or control of the fund, and there could be no assurance regarding the fund’s ability to consummate investment opportunities and manage portfolio companies. In addition, if a general partner is removed for certain bad acts, the amount of accrued performance allocations we would otherwise receive may significantly decrease. In the event that a fund is dissolved prematurely, it may be required to dispose of its investments at a disadvantageous time or make in-kind distributions. Although we periodically engage in discussions with fund investors and/or advisory committees of our funds regarding a waiver of such provisions or replacement of relevant key persons with respect to executives whose departures have occurred or are anticipated, such waiver or replacement is not guaranteed. Such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts, cause us to agree to less favorable terms with respect to the affected fund or have a material adverse effect on our results of operations, financial condition and cash flow.
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
The portion of our revenues, earnings and cash flow we derive from performance allocations is highly variable and can vary significantly from quarter to quarter and year to year. The timing of performance allocations generated by our funds is uncertain and will contribute to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to raise the necessary funds and then to realize the investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before we realize any profits in cash or other proceeds. We cannot predict when, or if, any realization of an investment will occur. Generally, with respect to our private equity distributions, although we recognize performance allocations on an accrual basis, we receive performance allocation payments only upon disposition of an investment by the relevant fund, which contributes to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains

(or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results.
The timing and receipt of performance allocations also vary with the life cycle of certain of our funds. Our funds that have completed their investment periods and are able to realize mature investments are more likely to make larger distributions than our funds that are in their fundraising or earlier parts of their investment periods. During times when a significant portion of our AUM is attributable to funds that are not in the stage when they would realize investments, we may receive substantially lower distributions of performance allocations.
Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.
We have presented in this report information relating to the historical performance of our funds. The historical returns of our funds are not an indication of future fund performance or potential returns on our Class A common stock. In addition, any continued positive performance of our funds will not necessarily result in positive returns on an investment in our Class A common stock, though we would expect poor fund performance to cause a decline in our revenue from such funds that could, consequently, negatively impact our ability to raise funds and capital and the value of our Class A common stock.
Moreover, with respect to the historical returns of our funds:
•we may create new funds in the future that reflect a different asset mix, different investment strategies and varied geographic and industry exposure compared to our current funds, and any such new funds could have different returns than our existing or previous funds;
•the historical returns presented in this report derive largely from the performance of our existing funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record, may be invested by different investment professionals, and may have lower target returns than our existing funds;
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
Our financial performance depends in part on the investment performance of our funds, which in turn is influenced by general market conditions. Increased market volatility, including broad declines in equity valuations, would impact our investments and the performance of our funds. For example, the year ended December 31, 2022 was characterized by a significant and broad-based decline in equity markets, as evidenced by a nearly 20% decline in the S&P 500 index. In that same period, although the value of our funds’ portfolio investments increased in 2022, they increased by 8% compared to 38% in 2021. We believe that future volatility in general market conditions would affect both of our funds’ performance and our financial performance.
Our performance in prior years benefited from high multiples and asset prices. A decline in multiples or asset prices, or an overall deterioration in market conditions, could make it more difficult to earn such returns on new investments. The future returns of any current or future fund may therefore vary considerably from the historical returns generated by any particular fund or our funds as a whole. Future returns will also be affected by the risks described elsewhere in this report, including risks of the industries and businesses in which a particular fund invests.
Our investments in portfolio companies and the financial performance of our funds and their portfolio companies could negatively impact our results of operations, financial condition and cash flow.
Our funds’ performance, and thus our performance, depends on the value of our funds’ portfolio companies and other investments. Our funds invest in companies in many different industries, each of which is subject to volatility based on a variety of economic, market and other factors. Typically, our funds’ performance will not be meaningfully impaired by the poor performance of a limited number of portfolio companies. However, a fund’s performance could be negatively impacted if several of its portfolio companies perform poorly, and we have limited resources to assist portfolio companies experiencing financial difficulties, such as unsustainable levels of indebtedness, contractual or legal constraints and industry headwinds. Risks that could negatively impact the financial performance of our funds and their portfolio companies and otherwise impact our results of operations, financial condition and cash flow include:
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
Our valuations of illiquid assets in accordance with U.S. GAAP are based to a large extent on our estimates, comparisons and qualitative evaluations of private information, which can be incomplete or inaccurate. The amount of judgment and discretion inherent in valuing assets renders valuations uncertain and susceptible to material fluctuations over possibly short periods of time; substantial write-downs and earnings volatility are possible. Our determination of an investment’s fair value may differ materially from the value that would have been determined if a ready market for the securities had existed and the valuations the general partners of other funds or other third parties ascribe to the same investment. Our valuation of an investment at a measurement date may also differ materially from the value that is obtained upon the investment’s exit. The valuations of and realization opportunities for investments made by our funds could also be subject to high volatility as a result of uncertainty regarding governmental policy with respect to, among other things, tax, financial services regulation, international trade, immigration, healthcare, labor, infrastructure and energy.
Further, although we follow valuation methodologies and procedures designed to ensure that our fair value determinations are the product of the application of U.S. GAAP and to minimize potential bias, we may have incentives to arrive at higher valuations. Our stockholders’ equity could be negatively impacted if the values of investments that we record are materially higher than the values that are ultimately realized upon the disposal of the investments. Realizations at values significantly lower than the values at which investments have been reflected in prior fund reporting could result in losses for the applicable fund and the loss of potential performance and other fees. Additionally, if realizations of our investments produce values materially different than the carrying values reflected in prior fund reporting, fund investors may lose confidence in us, which could in turn result in difficulty in raising capital for future funds or redemptions from our funds that permit redemptions. If the investment values that we record from time to time are not ultimately realized, it could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Before making our investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment opportunity. The objective of the due diligence process is to identify both the attractive attributes of and risks associated with an investment as well as prepare a framework that may be used from the date of acquisition to drive operational improvement and value creation. When conducting due diligence, we may need to evaluate important and complex business, financial, regulatory, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks, as well as Y Analytics, may be involved in the due diligence process in varying degrees depending on the type of investment.
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
In addition, investment opportunities may involve companies that have historic and/or unresolved regulatory-, tax-, fraud- or accounting-related investigations, audits or inquiries and/or have been subject to public accusations of improper behavior (including bribery and corruption). Even specific, enhanced due diligence investigations with respect to such matters may not reveal or highlight all facts and circumstances that may be relevant to evaluating the investment opportunity and/or accurately identifying and assessing settlements, enforcement actions and judgments that could arise and have a material adverse effect on the portfolio company’s operations, financial condition, cash flow, reputation and prospects. Our due diligence investigations may not result in us making successful investments. Although our funds typically obtain representations and warranties insurance, such insurance may not be available on desired terms. Failure to identify risks associated with our investments could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Many of our funds invest a significant portion of their assets in the equity or other securities of issuers located outside the United States, including (in order of concentration as of December 31, 2022) India, Europe, China, Australia, Singapore, other Pan-Asian countries and Korea. Investments in non-U.S. securities or companies that are based or have operations in countries outside of the United States, or otherwise generate revenue or have other touchpoints outside of the United States, involve certain factors not typically associated with investing in U.S. companies, including risks relating to:
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
•violations of trade sanctions or trade control regimes (including those that are maintained and enforced by U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”)) and the potential for the imposition of new or additional tariffs;
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
In addition, restrictions on international trade or the recent or potential further imposition of tariffs may negatively impact investments in non-U.S. companies. See “—Ongoing trade negotiations and the potential for further regulatory reform in the U.S. and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.” For example, the tax authorities in certain countries, including certain EU member states, have sought to deny the benefits of income tax treaties or EU directives with respect to withholding taxes on interest and dividends and capital gains of non-

resident entities. These various proposals and initiatives could result in an increase in taxes and/or increased tax withholding with respect to our fund investors. Adverse developments along these lines could negatively impact the assets we hold in certain countries or the returns from these assets.
Ongoing trade negotiations and the potential for further regulatory reform in the U.S. and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.
Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs and restrictions on a variety of goods imported into the United States, with an emphasis on those imported from China, the EU, Russia and Belarus. For example, the United States denied the “most-favored nation” tariff treatment on products from Russia and Belarus and prohibited the importation of oil, gas and coal from Russia. These new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. While the United States and China signed a preliminary trade deal in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
The United States has imposed economic sanction programs and export controls targeting Russia and Belarus. The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on the acquisition of interests in the securities of certain Chinese entities. These initiatives target, for example, China’s response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province and certain Chinese entities designated by the U.S. government as Communist Chinese military companies, among other things.
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
Investments in companies with significant Chinese operations can involve a high degree of risk and special considerations that are not always associated with investing in other markets. For example, investing in China may involve a risk of loss due to the imposition of restrictions on foreign investments or repatriation of capital. The Chinese government maintains a major role in setting economic policy, often making sudden changes to laws and regulations, including through the issuance of guidance or enforcement, possibly with retroactive effect. For example, in 2021, the Chinese government has changed policies regulating certain industries, including the education and technology sectors. While our funds have limited exposure to companies in those industries, the Chinese government could at any time adopt similar measures with respect to any of the multiple sectors across which we invest. Any changes in laws and regulations governing those sectors may reduce opportunities for our funds to make, exit and realize value from, and realize expected returns on, our investments in China. The industries in which our funds invest, and the material risks associated with these respective industries, include:
•Software: The Chinese government has enacted cybersecurity laws (including the Cyber Security Law, Data Security Law and Individual Information Protection Law, as well as relevant regulations implementing such laws), and the Chinese government may promulgate more detailed guidelines on data localization and data security compliance for firms that are currently, or plan to be, listed in foreign jurisdictions. Such laws and guidelines may limit options for our funds’ exit from such firms.
•Media and Financial Technology: The Chinese government has increased scrutiny of, and restrictions on, the media and financial technology industries, including by promulgating rules barring private investments from news gathering and distribution operations or live streaming events that may sway political and public opinion. These restrictions could constrain the operation and profitability of firms in those industries, and therefore, negatively impact our funds’ investments in those sectors.

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
Further, unlike in many other jurisdictions, the Chinese judiciary is not independent and may not be able to provide effective legal redress challenging Chinese authorities’ policy changes. Legal disputes over such policy changes may be subject to the exercise of considerable discretion or influence by Chinese governmental agencies or the governing political party, and factors unrelated to the legal merits of a particular matter may influence their determination. Continued uncertainty relating to the laws in China and the application of the laws could have a material adverse effect upon our funds’ and their portfolio companies’ operation in China. While none of our funds invests exclusively in China and our current investments in companies headquartered, listed or expected to be listed in Mainland China and Hong Kong represent approximately 3% of our AUM, our funds invest in various companies that operate globally, including in China, and thus could be subject to Chinese authorities’ policy changes. We also maintain and intend to continue to maintain multiple offices, personnel and investments in various sectors in China. Therefore, the materialization of any of the foregoing risks could have an adverse effect on the financial performance of our portfolio companies that operate in China and thus negatively affect our results of operations, financial condition and cash flow.
Risk management activities may not be successful and, in some cases, may negatively impact the return on our and our funds’ investments.
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments (over the counter, or “OTC,” and otherwise) to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, the prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. The use of hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For various reasons, we may not seek to establish, or be successful in establishing, a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and give rise to a loss. Further, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our and our funds’ investments because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge. If our risk management activities are not successful, resulting losses could have a material adverse effect on our results of operations, financial condition and cash flow.
Operational risks, including those associated with our business model, could disrupt our businesses, result in losses or limit our growth.
We operate businesses that are highly dependent on information systems and technology. We rely heavily on a host of computer software and hardware systems, including our financial, accounting and other data processing systems, and on the systems of third party service providers. If any of these systems do not operate properly or experience a security breach, we could suffer financial loss, theft of intellectual property or personally identifiable information, a disruption of our businesses, liability to our funds, regulatory intervention and fines and reputational damage. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth, adequately protect the information of our individual fund investors or address security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow.
We are also dependent on an increasingly concentrated group of third-party software vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other parts or services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Furthermore, we utilize cloud applications and services for the asset management business, and such applications and systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, such as the COVID-19 pandemic, terrorism, war and telecommunication and electrical failures. Any disruption in the operation of the information systems and technology or cloud applications and services on which we rely could negatively impact our business.
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect, store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy or modify data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. The ongoing Russian attack on Ukraine has likewise exacerbated these risks due to the scale of related offensive cyber-attacks that could directly, indirectly or inadvertently impact business far removed from the battlefield. For example, U.S. companies were harmed by NotPetya attacks in 2017, which were attributed to the Russian military in connection with Russia’s annexation of Crimea. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines and networks. Although we have back-up systems and business-continuation plans in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with legal requirements. Further consequences could include liability for stolen assets or information, increased cybersecurity protection, computer forensics expenses, insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.
Further, we provide certain back office services, such as information and technology, accounting and human resources services, to Sixth Street Partners, our former affiliate (the “former affiliate”), which could pose additional risks. We manage back office services for our former affiliate using the same processes and procedures as our internal services, which may result in increased risk of inadvertent data sharing between us and our former affiliate due to human error. In addition, as we do not provide such services to other third parties, these risks may be heightened if we fail to effectively carry out our obligations or implement and maintain appropriate compliance procedures. For example, we could face liability under a transition services agreement with our former affiliate in connection with our failure to maintain appropriate back office services and support, and we may be exposed to material non-public information that may restrict our ability to make investments and execute our business strategy. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business—Information barriers.”
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

Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive privacy laws enacted in California, Colorado, Connecticut, Utah, Virginia and the Cayman Islands, the Hong Kong Personal Data (Privacy) Ordinance, the Korean Personal Information Protection Act and related legislation, regulations and orders and the Australian Privacy Act. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We devote resources to and monitor and enhance our information security and data privacy procedures and controls in an effort to comply with evolving cybersecurity and data privacy regulation. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we experience a cybersecurity incident and fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.
Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could negatively impact the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a nation-state or terrorist attack or security breach than other assets or businesses. Such an event could negatively impact our investment or assets of the same type or require portfolio companies to increase preventative security measures or expand insurance coverage.
The materialization of one or more of these risks could impair the quality of our and our funds’ operations, harm our reputation, materially and adversely impact our businesses and limit our ability to grow.

The COVID-19 pandemic caused severe disruptions in the U.S. and global economies and has impacted, and may continue to negatively impact, our business and our results of operations, financial condition and cash flow.
The COVID-19 pandemic has evolved significantly and has impacted, and may continue to impact in the future, the U.S. and global economy. The emergence of COVID-19 variants has resulted in setbacks to economic recovery, and subsequent surges could lead to renewed COVID-19 restrictions and could trigger increased restrictions on business operations. In addition, the COVID-19 pandemic continues to cause labor shortages and disrupt global supply chains, and has also contributed, and may continue to contribute, to inflationary pressures globally, including in the United States. All of the above may adversely impact our business and our results of operations, financial condition and cash flow.
The COVID-19 pandemic has also impacted, and may continue to negatively impact, our business in the following ways:
•Portfolio Companies. The performance and liquidity of our portfolio companies, some of which have been materially impacted by the pandemic resulting in material reductions in value and have faced, or could in the future face, increased credit and liquidity risk due to volatility in financial markets and/or insolvency further decreasing the value of our funds’ investment and potentially harming our reputation.
•Operations. Operational impacts as a result of remote work, including with respect to cybersecurity and our accounting and financial reporting systems, processes and controls; human capital related risks, including with respect to employee well-being and morale; transaction-related regulatory and litigation risks; and tax-related risks arising from remote-work and COVID-19 travel changes and impediments.

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
Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.
As we have expanded and continue to expand the number and scope of our activities, we increasingly confront actual, potential or apparent conflicts of interest relating to our funds’ investment activities. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to our funds’ investment activities, fund investors may decrease their commitments to future funds, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our and our funds’ performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.

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
Information barriers. Our funds, investment platforms and people regularly obtain non-public information regarding target companies and other investment opportunities. Since we do not currently maintain permanent information barriers among our businesses, we generally impute non-public information received by one investment team to all other investment professionals, including all of the personnel who make investments for our funds. In the event that any of our funds or people obtain confidential or material non-public information, we and our funds may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our funds and clients. These risks are heightened by the existence of our “inside-the-wall” public equity funds, and the public equity funds are subject to a broad restricted securities list, which may limit its investment opportunities. In limited circumstances, we erect temporary information barriers to restrict the transfer of non-public information, which limit our funds’ abilities to benefit from TPG expertise and could be breached, resulting in the same restrictions on their investment activities. Additionally, in connection with providing services under a transition services agreement to our former affiliate, we and/or the former affiliate could be exposed to material non-public information held by the former affiliate or us, as applicable, which could further restrict our ability to acquire or dispose of investments.
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
While we believe that our internal capital markets capabilities help maximize value for our funds, our ability to utilize TPG Capital BD or a related entity in connection with the foregoing transactions gives rise to conflicts of interest. In general, we have an incentive to retain, or to exercise our control or influence over a portfolio company’s management team so that it retains, TPG Capital BD (or a related entity) or otherwise transacts with TPG Capital BD instead of other unaffiliated broker-dealers or counterparties. For instance, TPG Capital BD (or a related entity) could take the place of another investment bank in the syndicate underwriting a securities offering or act as the sole or lead financial institution on a transaction instead of a third-party bank. When involved in a particular transaction, TPG Capital BD (or a related entity) has the incentive to seek higher fees or other favorable terms from a fund, the portfolio company or other counterparties, as well as to structure a transaction so that it benefits certain fund investors or other third parties that are of strategic importance. For example, TPG Capital BD could influence the placement of portfolio company securities or debt instruments so that investors who are sizeable investors in multiple of our funds or who pay TPG Capital BD a placement fee receive an allocation ahead of others. To the extent that our capital markets personnel face competing demands for their time and attention, we have an incentive to devote our limited capital markets resources to portfolio companies and transactions that would generate the highest fee for TPG Capital BD (or related entities). Our employees who provide capital markets services are under no obligation to prioritize the interests of a fund or its investors in determining how to allocate their time across various projects within our firm.
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
In addition, since our investment professionals have an interest in the performance allocations made by our funds, our investment professionals may have an incentive to recommend investments and realizations that maximize the amount of performance allocations rather than management fees. Further, because Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., and Tarrant Remain Co III, L.P. (collectively with Tarrant Remain Co GP, LLC, “RemainCo”) are entitled to a portion of our funds’ performance allocations, we, in certain circumstances, will have less of an interest in such performance allocations than our investment professionals who also hold equity interests in RemainCo. Similarly, because our senior leadership team holds equity interests in RemainCo, they may have an incentive to recommend that we allocate investments to certain funds or create new funds in which RemainCo holds a higher share percentage of performance allocations, which may be contrary to our interests. See also “—Risks Related to Our Organizational Structure—The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance, including our costs of operations”.

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
Our arrangements with our partners, directors, senior advisors, professionals and business partners could give rise to additional conflicts of interest. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to arrangements with our partners, directors, senior advisors, professionals or business partners, fund investors may decrease their commitments to future funds, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our and our funds’ performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.
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

In addition, senior advisors are not employees and thus are generally not subject to restrictions and conditions that relate specifically to our employees and affiliates. Senior advisors often make personal investments in portfolio companies alongside our funds, and our funds are not prohibited from investing in portfolio companies in which senior advisors hold existing material investments. Similarly, our funds may co-invest in portfolio companies alongside funds that senior advisors manage or invest in portfolio companies in which such funds have an existing material investment. One of our senior advisors serves as co-managing partner of one of our funds and chief investment officer of another fund, and we believe that the expertise of all of our senior advisors benefits our funds. However, conflicts of interest or the appearance of such conflicts may arise in connection with investment decisions for funds in which our partners and senior advisors, are personally invested. For example, we typically determine a senior advisor’s compensation even when our funds or their portfolio companies ultimately pay or reimburse us for such compensation. Our close business or personal relationships with certain senior advisors decreases our incentive to negotiate for lower compensation. Moreover, the appropriate level of compensation for a senior advisor can be difficult to determine, especially if the expertise and services he or she provides are unique and/or tailored to the specific engagement. Similarly, these unique and/or tailored specific engagements with our senior advisors can be difficult to manage. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.”
Activities and compensation of our operation and business building professionals. We engage operations and business building professionals to assist our investment team in creating value in our portfolio. We determine in our discretion and subject to applicable law whether to engage a professional as an employee or as a consultant. Professionals engaged as consultants may become employees, and likewise employees may become consultants. Our determination of whether to engage a professional as an employee or a consultant can give rise to conflicts of interest because, in general, except with respect to certain in-house, foreign office and specialized operational services, we bear the compensation costs for our employees whereas compensation costs for consultants could be paid by us, a fund or a portfolio company, as described above. Where an operations professional performs specialized operational services for a fund or portfolio companies, we are often reimbursed for the costs of those services, regardless of whether the professional providing the service is our employee or a consultant.
Strategic business partners. We have also formed and expect to continue to form relationships with third-party strategic partners so that our funds can take advantage of their expertise, often in particular industries, sectors and/or geographies. These strategic partners often have close business relationships with us and provide services that are similar to, and that may overlap with, services we provide to our funds, including sourcing, conducting due diligence on or developing potential investments, as well as structuring, managing, monitoring and disposing of investments. We determine the compensation of our strategic partners on a case-by-case basis, which creates a conflict of interest in that we have an incentive to structure compensation under strategic business partnerships so that the fund (and hence its investors) bears the costs (directly or indirectly) instead of us. In addition, as with senior advisors, our close business relationship with a strategic partner decreases our incentive to negotiate for their lower compensation.
Interest of our professionals in our funds. Our professionals generally participate indirectly in investments made by our funds. While we believe this helps align the interests of our professionals with those of the funds’ other investors and provides a strong incentive to enhance fund performance, these arrangements could also give rise to conflicts of interest. For example, our professionals have an incentive to influence the allocation of an attractive investment opportunity to the fund in which they stand to personally earn the greatest return, although the involvement of a substantial number of professionals in our investment review process mitigates this. Some of our professionals also have personal investments in entities that are not affiliated with us, such as funds managed by other sponsors that may be competing for the same investment opportunities or acquire an investment from, or dispose of an investment to, one of our funds, which likewise gives rise to conflicts of interest.
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
Certain of our senior advisors and directors have separate family offices. The investment activities of such family offices, and the involvement of our senior advisors and directors in these activities, may give rise to potential conflicts of interest between the personal financial interests of such senior advisors and directors and the interests of us or any stockholder. For example, our senior advisors and directors may face competing demands for their time and attention and may have an incentive to devote their resources to the investments of their family offices. Family offices may also compete with us for investment opportunities. Further, one of our senior advisors serves as Co-Managing Partner of one of our funds and Chief Investment Officer of another fund and has a limited ability to selectively co-invest alongside certain of our funds, including in some cases, by investing amounts otherwise allocable to TPG. In certain instances, he may invest in different parts of a portfolio company’s capital structure, and decide when to exit such investments, which may be at a different time than when we or our funds exit. These co-investments, while currently limited to a maximum of 0.2% to 3% of the amount of the TPG fund’s investment, depending on the fund, may reduce or slow the deployment of a fund’s capital, as well as reduce the amount of capital we may co-invest alongside our funds. In addition, we reimburse our senior advisors for certain expenses incurred by them (and, in the case of one of our senior advisors, his office) in connection with their service to TPG, and the determination of what constitutes fund-related expenses and the allocation of such expenses between the funds we manage and us involves judgment. While members of our board of directors and certain of our senior advisors are subject to our policies and procedures, including with respect to sharing confidential information, independent family offices and independent wealth managers are not. Our failure to adequately mitigate these conflicts and risks and make proper judgments could give rise to regulatory and investor scrutiny.
Because members of our senior leadership team own a significant indirect economic interest in us, and hold their economic interest through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
As of February 21, 2023, members of our senior leadership team indirectly own 50.2% of the outstanding Common Units and, together with our other partners and professionals, the Promote Units. They hold substantially all of their economic interest in the TPG Operating Group primarily through TPG Partner Vehicles (rather than through ownership of shares of our Class A common stock), and for each Common Unit owned, they own one share of our Class B common stock. Further, GP LLC has, prior to the Sunset (as defined herein), the right to vote our Class B common stock held by TPG Group Holdings. Therefore, GP LLC, which is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried, holds the significant majority of the combined voting power of our common stock. As a result of their indirect economic interest in us, the members of our senior leadership team may have interests that do not align with, or that conflict with, those of the holders of Class A common stock or with us, and conflicts of interest may arise among such members of our senior leadership team, on the one hand, and us and/or the holders of our Class A common stock, on the other hand. For example, members of our senior leadership team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to the TPG Operating Group’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the applicable TPG Operating Group partnership. If, as a result of any such audit adjustment, any TPG Operating Group partnership is required to make payments of taxes, penalties and interest, such partnership’s cash available for distributions to us may be substantially reduced. These rules are not applicable to the TPG Operating Group partnerships for tax years beginning on or prior to December 31, 2017. We have agreed with GP LLC that the TPG Operating Group partnerships will not make any elections that would result in the IRS pursuing the partners of such partnerships for such taxes owed for periods ending on or prior to December 31, 2021 without consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings.
Our compensation and incentive model may give rise to conflicts of interest between holders of our Class A common stock and our management and certain other affiliates.
In connection with the implementation of our compensation and incentive model and to further align partner interests with the investment performance of our funds, we intend to increase the share of performance allocations available to our partners and professionals. In order to ensure adequate distributions of performance allocations are available under the new program during a three-year transition period following the IPO, we can increase the distributions of performance allocations that would otherwise be made under the program by up to $40 million per year by commensurately reducing the performance allocation that would otherwise be distributable to RemainCo, if the amount otherwise available under the new discretionary performance allocation program is less than $120 million and $130 million in calendar years 2023 and 2024, respectively. Such “Performance Allocation Increases,” if any, will be determined by our Chief Executive Officer (“CEO”) not to exceed such shortfall plus $10 million, subject to an annual cap of $40 million. To the extent the foregoing amounts are insufficient to satisfy the Performance Allocation Increase for such years, RemainCo will loan the shortfall to one or more TPG Partner Vehicles (with an obligation by such entities to repay the loan out of future performance allocations). Because our CEO, senior leadership team and Pre-IPO Investors hold certain economic interests in RemainCo, our CEO’s decision regarding a Performance Allocation Increase could be influenced by interests that do not align with, or that conflict with, those of our public stockholders. To the extent the Performance Allocation Increases are not made and other performance allocations are insufficient to ensure an adequate amount of cash is received by our partners and professionals, we may not be able to adequately retain or motivate our investment professionals.
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
As a result of these capital markets services, we could incur losses that could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. TPG Capital BD’s capital market activities subject us to potential liability for, among other things, material misstatements or omissions in prospectuses and other offering documents in the United States and elsewhere, and for failure to provide certain disclosure documents or marketing securities to certain types of investors in the EU and the U.K. Further, the relationship between us, TPG Capital BD (or a related entity providing capital markets services), on the one hand, and our funds and/or our funds’ portfolio companies, on the other hand, gives rise to conflicts of interest which could negatively impact our business. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.”

Our sponsorship of and investments in SPACs may expose us and our funds to increased risks and liabilities.
We sponsor, or facilitate the acquisition of companies by, SPACs. A SPAC is a special purpose vehicle formed for the purpose of raising capital to eventually acquire or merge with an existing business, which results in the existing business becoming the operating business of a public company in an alternative to the traditional initial public offering process. There are a number of risks associated with our sponsorship of SPACs, including:
•our investments in a SPAC as its sponsor may be entirely lost if the SPAC does not execute a business combination during the finite permitted time period;
•the use of SPACs as an investment tool became more widespread, and there remains substantial uncertainty regarding, among other things, potential litigation risks associated with transactions executed by SPACs and whether regulatory, tax or other authorities will implement additional or adverse policies relating to, or initiate additional enforcement actions targeting, SPACs and SPAC investing; and
•we also expect regulatory scrutiny of and enforcement activities directed toward SPACs and other blank check companies to continue to increase. For example, on March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies, amending the financial statement requirements applicable to transactions involving blank check companies, effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions and the extent to which SPACs could become subject to regulation under the Investment Company Act. Any losses relating to these developments could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation.
Funds associated with our secondaries investment products are subject to additional risks.
Funds associated with our secondaries investment products, NewQuest and TPG GP Solutions, are subject to additional risks. Such funds have limited control of the day-to-day operation of the funds in which they invest, including investment and disposition decisions, or to protect their indirect position in portfolio investments, nor do they generally have the right to remove the managers thereof. The success of these funds is substantially dependent upon the capabilities and performance of the general partners who control those portfolio investments and the company management of the underlying portfolio companies, which will include representatives of other financial investors with whom such funds are not affiliated and whose interests may conflict with the interests of the funds. Although investors (such as our funds) in general partner-led and other structured secondary transactions typically retain enhanced governance and other rights (and may participate in the initial structuring and customizing of portfolios of a portfolio investment), once such a transaction is complete, the general partners will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying assets and portfolio companies. Further, should a general partner for any reason cease to participate in the management of the underlying assets and/or portfolio companies, the performance of the relevant portfolio investment (and, consequently, our funds) could be adversely affected.
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
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The activities of our business, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies or other investment vehicles like SPACs may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our funds’ portfolio companies’ debt or equity, investors in our SPACs and a variety of other potential litigants. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds, our SPACs and actions taken by the officers and directors (some of whom may be TPG employees) of portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies or based upon allegations that we improperly exercised control or influence over portfolio investments. We may suffer losses as a result of a variety of claims, including related to securities, antitrust, contracts, environmental, pension, fraud and various other potential claims, whether or not such claims are valid. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law or where transactions presented conflicts of interest that are alleged not to have been properly addressed. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.” The activities of our broker-dealer may also subject us to the risk of liabilities to our clients and third parties, under securities or other laws in connection with transactions in which we participate. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of a particular matter which we believe to be without merit but in which large nominal damages have been claimed against us as a party.
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
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, that result could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, recent public discourse ahead of the U.S. midterm elections and social inequality issues raised and debated during those campaigns have demonstrated the elevated level of focus put on us, our industry and companies in which our funds are invested. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” The risk of reputational harm is elevated by the prevalence of Internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG considerations. We depend to a large extent on our business relationships and our reputation. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business, our workplace environment or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
Contingent liabilities could harm the performance of our funds.
Our funds may acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. Additionally, in connection with the disposition of an investment in a portfolio company, a fund may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Although our funds typically obtain representations and warranties insurance, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.
The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.
In certain circumstances, we are required to return previously distributed performance allocations. The partnership documents governing our funds generally include a clawback provision that, if triggered, requires us to return distributions of performance allocations to the fund for distribution to fund investors.
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
As of December 31, 2022, $58.3 million of performance allocations were subject to this clawback obligation, assuming that all applicable funds and investments were liquidated at their current unrealized fair values as of December 31, 2022. Had the investments in these funds been liquidated at zero value, the clawback obligation would have been approximately $1,869.4 million. Since inception, we have returned $15.2 million in distributions of performance allocations pursuant to our clawback obligations, which were funded primarily through collection of partner receivables related to clawback obligations.
Risks Related to Our Organizational Structure
The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance, including our costs of operations.
The historical financial information in this report for the years ended December 31, 2021 and 2020 does not reflect the changes that we have implemented to our compensation and partner incentive models, the added costs we have incurred and expect to continue to incur as a public company or the resulting changes that have occurred in our capital structure and operations. Historically, 50% of the fee-related earnings, or “FRE,” we generated was paid to our service partners as an annual discretionary cash bonus. In connection with the implementation of our compensation and incentive model, we reduced the amount we pay as bonuses from management fees. We increased the share of performance allocations available to our partners and professionals. However, we could elect in the future to compensate our employees out of our management fees and otherwise modify our approach in ways that are inconsistent with the adjustments in the pro forma financial information.
We no longer receive any performance allocations relating to the Excluded Funds (as defined herein). In addition, RemainCo is entitled to a portion of our performance allocations from Included Funds (as defined herein). As a result, the revenues we generate from performance allocations declined relative to the amounts reflected in our historical financial information for the years ended December 31, 2021 and 2020. Nevertheless, we will have primary contractual liability for certain claims related to our funds, including clawback obligations, even after performance allocations have been distributed. We have entered into a reimbursement agreement with RemainCo, pursuant to which RemainCo has agreed to certain reimbursement and indemnification obligations. However, there can be no assurance that RemainCo will be able to satisfy such obligations.
In preparing our pro forma financial information, we have given effect to, among other items, the change to our compensation and incentive model, certain transactions as part of a corporate reorganization (the “Reorganization”), including the deconsolidation of certain of our investment funds that have been consolidated in our historical consolidated financial statements, and a deduction and charge to earnings of estimated taxes based on an estimated tax rate (which may be different from our actual tax rate in the future). The estimates we used in our pro forma financial information may not be similar to our actual experience as a public company. For example, the performance allocations distributed to Common Unit holders are subject to management’s discretion, and actual future amounts could vary from the percentage estimates we use in our pro forma financial information. For more information on our historical financial information and pro forma financial information, see “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements.
If we fail to maintain an effective system of internal control over financial reporting or comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act, we could be subject to sanctions or other penalties that would harm our business.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we are required to conduct annual assessments on, among other things, the effectiveness of our internal control over financial reporting. These assessments require disclosure of any material weaknesses identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis. Despite our efforts, there is a risk that we will not be able to always conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
During the course of our review and testing, we may also in the future, identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to decline. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our common stock from Nasdaq or other adverse consequences that would materially harm our business and reputation.
As a result of disclosure of information as a public company, our business and financial condition are visible, which may result in threatened or actual litigation, including by stockholders and competitors and other third parties. If the claims are successful, our business, financial condition and results of operations could be materially and adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results.
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
We are a holding company and have no material assets other than our indirect ownership of Common Units representing 25.6% of the Common Units as of February 21, 2023 and 100% of the interests in certain intermediate holding companies. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, depend upon the results of operations and cash flows of the TPG Operating Group and its consolidated subsidiaries and distributions we receive from the TPG Operating Group. Deterioration in the financial condition, earnings or cash flow of the TPG Operating Group and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and the TPG Operating Group is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
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
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of distributable earnings (“DE”) attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the Executive Committee prior to the Sunset and the Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the Executive Committee after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Certain of our existing credit facilities include, and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, the TPG Operating Group is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the TPG Operating Group (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the TPG Operating Group are generally subject to similar legal limitations on their ability to make distributions to the TPG Operating Group. See “—We may continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. We intend to conduct our operations so that TPG Inc. will not be deemed to be an investment company under the Investment Company Act. The need to comply with the 40% test in section 3(a)(1)(C) may cause us to (i) restrict our business and that of our subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, (ii) sell investment securities, including on unfavorable terms, (iii) acquire assets or businesses that could change the nature of our business or (iv) potentially take other actions that may be viewed as adverse by the holders of our Class A common stock or nonvoting Class A common stock in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. However, if anything were to happen that would cause TPG Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the TPG Operating Group, us or our senior leadership team, or any combination thereof, and have a material adverse effect on our results of operations, financial condition and cash flow. See “Item 1.Business—Regulation and Compliance—United States—Regulation Under the Investment Company Act.”
A change of control of our company could result in an assignment of our investment advisory agreements.
Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage now or in the future must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Advisers Act if, among other things, our subsidiaries that are registered as investment advisers undergo a change of control. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, meaning that GP LLC, as the general partner of TPG Partner Holdings, will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings will be passed through to the individual partners of TPG Partner Holdings. In addition, in the second phase of our governance evolution, we will expand from the original three members, Messrs. Bonderman, Coulter and Winkelried (the “Control Group”), to five members. While we do not believe that the Sunset or the expansion of the Control Group will result in an assignment under the Advisers Act, there can be no assurance that the SEC or a court would agree. Furthermore, if a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, it could be deemed a change of control of our subsidiaries that are registered as investment advisers, and thus an assignment. If such an assignment occurs, we cannot be certain that our subsidiaries that are registered as investment advisers will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance allocations we earn from such funds and other clients.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock will generally vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until the Sunset becomes effective; provided that, prior to the Sunset, shares of “Free Float” (as defined under the rules of FTSE Russell relating to the Russell indices) Class A common stock are entitled to at least 5.1% of the aggregate voting power (the “Free Float Threshold”) and the voting power of the Class B common stock will be reduced proportionately until the Free Float Threshold is met. After the Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote and GP LLC will no longer vote all shares attributable to TPG Partner Holdings. Prior to the Sunset, GP LLC will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and members of our Executive Committee and the approval of significant corporate transactions. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings will be passed through to the individual partners of TPG Partner Holdings. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
We may continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
Subject to funds being legally available, we intend to continue to cause the TPG Operating Group partnerships to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses. Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our Executive Committee until the Sunset, and then by the board of directors after the Sunset. However, the ability of the TPG Operating Group to make such distributions to us is subject to its operating results, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, any payment of dividends on our Class A common stock and nonvoting Class A common stock.
Our share price may decline due to the large number of shares eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2022, we have outstanding 70,981,157 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock and 229,652,641 shares of Class A common stock that are authorized but unissued that are issuable upon exchange of 229,652,641 Common Units. This number includes the shares of our Class A common stock sold in the IPO, which may be resold in the public market. Shares of Class A common stock issued in the Reorganization to Pre-IPO Investors are “restricted securities” and their resale is subject to future registration or reliance on an exemption from registration.

Pursuant to the Investor Rights Agreement (as defined herein), our partners, the TPG Partner Vehicles and Pre-IPO Investors are restricted from transferring or exchanging their Class A common stock, Class B common stock or Common Units, as applicable, prior to the second anniversary of the IPO. Between the second and third anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; between the third and fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; and after the fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their original holdings Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the Exchange Agreement (as defined herein)). Upon an exchange of Common Units for Class A common stock, pursuant to the Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions are subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations. Up to $100 million (based on the IPO price per share of Class A common stock) of Class A common stock or equity instruments exchangeable for Class A common stock can be transferred to charitable organizations after expiration of the restricted period (as defined herein) and prior to the two year anniversary of the IPO free of any subsequent transfer restrictions. In addition, we may waive the foregoing restrictions under certain circumstances as contemplated in the Investor Rights Agreement.
Furthermore, between the one-year and eighteen-month anniversary of the IPO, the Pre-IPO Investors may sell up to 50% of their Class A common stock, Class B common stock or Common Units; between the eighteen-month and second-year anniversary of the IPO, the Pre-IPO Investors may sell up to 75% of their Class A common stock, Class B common stock or Common Units; and after the second-year anniversary, the Pre-IPO Investors may sell 100% of their Class A common stock, Class B common stock or Common Units, in each case, subject to the terms of the Exchange Agreement. Pursuant to the Investor Rights Agreement, we have agreed to register the resale of our common stock under certain circumstances.
The holders of outstanding Common Units have the right to have their Common Units exchanged for cash or (at our option) shares of Class A common stock and any disclosure of such exchange or the subsequent sale (or any disclosure of an intent to enter into such an exchange or subsequent sale) of such shares of Class A common stock may cause volatility in our stock price.
As of December 31, 2022, we had an aggregate of 229,652,641 shares of Class A common stock that are issuable upon exchange of Common Units that are held by the Common Unit holders of the TPG Operating Group. The holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock.
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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
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
These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Also, the Tax Receivable Agreement provides that, in the event of a change of control, we will be required to make a payment equal to the present value of estimated future payments under the Tax Receivable Agreement, which would result in a significant payment becoming due in the event of a change of control. In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that the TPG Operating Group, its affiliates, groups that include the TPG Operating Group and certain of their direct and indirect transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. As a result, in the event of a business combination with any such persons, we will not be required to obtain the same stockholder approvals for certain transactions as other public companies subject to DGCL Section 203 and our stockholders will therefore not have the same protections with respect to certain transactions as stockholders of other public companies.
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designates the U.S. federal district courts as the sole and exclusive forum for claims arising under the Securities Act (as defined herein), which, in each case, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders; (iii) action asserting a claim arising under any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our amended and restated certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.
Our amended and restated certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder, and that its provisions will not preclude or contract the scope of exclusive federal jurisdiction for suits brought under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder; accordingly, we cannot be certain that a court would enforce such provision. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.
To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, agents or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations promulgated thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness
Our use of borrowings to finance our business exposes us to risks.
We use indebtedness as a means to finance our business operations, which exposes us to the typical risks associated with using leverage, including those discussed under “—Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.” We have outstanding notes due June 20, 2038 as well as revolving credit facilities with various maturity dates. See Note 12, “Debt,” to the Consolidated Financial Statements for further information regarding our outstanding indebtedness. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing or increase our cost of borrowing. As borrowings under our credit facilities or any other indebtedness mature, we may be required to refinance them by either entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. We may be unable to enter into new facilities or issue debt or equity securities in the future on attractive terms, or at all.
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
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2022, we had approximately $365.8 million of remaining unfunded capital commitments to our funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have used our balance sheet to provide credit support to the Co-Invest Leverage Facility used by certain personnel in connection with their commitments to our funds and the GP Services Credit Facility to facilitate and manage the investments by partners, employees and other participants in certain of our funds. In addition, we have used our balance sheet to provide credit support to backstop certain clawback obligations to our funds. We have also used our balance sheet to provide credit support for guarantees related to certain operating leases for our offices.
In addition, as of December 31, 2022, we had $444.6 million of indebtedness outstanding under our credit facilities and secured borrowings and $1,107.5 million of cash and cash equivalents. Depending on market conditions, we may be unable to refinance or renew all or part of our secured borrowings or our credit facility, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
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
In the event that our liquidity requirements were to exceed available liquid assets for the reasons we specify above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs, see “Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. Interest rates rose steadily in 2022 and, to the extent that interest rates continue to rise, we may have further material adverse impacts on our business and that of our investment funds and their investments. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher interest rates and equity requirements or more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their investments. Moreover, the financing of new investments or the operations of our funds’ investments may become less attractive due to limitations on the deductibility of net interest expense. See“—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
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
Our funds’ portfolio company investments also regularly utilize the corporate loan and bond markets to obtain financing for their operations. Certain portfolio companies are facing, or may face in the future, increased credit and liquidity risk due to volatility in financial markets, increased costs of existing floating rate indebtedness in light of the rising interest rate environment, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which could negatively affect us or our funds’ investments. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may negatively impact the financial results of those investments and, therefore, the investment returns on our funds.
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
The replacement of LIBOR with an alternative reference rate may result in an overall increase to borrowing costs or cause other disruptions, which could have a material adverse effect on our results of operations, financial condition and cash flow.
London Inter-Bank Offered Rate (“LIBOR”) was widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. However, by June 2023, LIBOR is expected to be completely phased out as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).
Certain of our funds’ investments and/or indebtedness of our portfolio companies may have interest rates with a LIBOR reference. As a result, the transition away from LIBOR could adversely impact such funds and/or portfolio companies. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect the funds as investors in floating-rate instruments, including by:
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
Also, although our funds’ instruments and our applicable portfolio company indebtedness contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology and mechanisms to amend the applicable reference rate, there are significant uncertainties regarding the effectiveness of any such alternative methodologies. As such, the funds and/or portfolio companies may need to renegotiate the terms of credit agreements that utilize LIBOR in order to replace it with the new standard convention that is established, which could result in increased costs for the funds and/or portfolio companies.

Our funds and our funds’ portfolio companies may also enter into swaps and similar instruments that reference LIBOR, including swaps used to manage long-term interest rate risk related to assets and/or liabilities. In addition to the funds and portfolio companies potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the funds or portfolio companies and possibly cause the funds or portfolio companies to owe greater payments or receive less payments under their derivatives, at least during certain market cycles. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the funds. Furthermore, the determination of such replacement rate may require further negotiation and there can be no assurance that an agreement between the parties will be reached. The terms of the funds’ and/or portfolio companies’ credit facilities may also provide that, during any applicable transition period, the amounts drawn under the credit facilities may bear interest at a higher rate. In addition, even if an agreement is reached with respect to a replacement rate for LIBOR, the applicable lender may have the ability to make certain changes to the terms of a credit facility to implement the new rate, which the fund or portfolio company may have no control over.
If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could negatively affect the financial results and valuations of our funds’ portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on the financial industry), pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) and the effects of climate change. Recently, markets have been affected by U.S. interest rates, slower economic growth or recession, inflation, the COVID-19 pandemic, the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, changes in U.S. tax regulations and geopolitical events such as the withdrawal of the UK from the EU (which is commonly referred to as “Brexit”) and the ongoing war in Ukraine. These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
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
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. If the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices, including, for example, past investment and co-investment activities, internal operating policies and procedures or arrangements with our people, including our senior advisors, we will be at risk for regulatory sanction. Even if an investigation or proceeding does not result in a significant sanction, the costs incurred in responding to such matters could be material. Further, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or fail to attract new investors, as well as discourage others from doing business with us. Some of our funds invest in businesses that operate in highly regulated industries. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements for receipt of regulatory approval. Obtaining regulatory approval is often a lengthy and expensive process with an uncertain outcome. Portfolio companies may be unable to obtain necessary regulatory approvals on a timely basis, if at all, and the failure to obtain such approvals may prevent our funds from consummating the applicable investments, which could materially and adversely affect their performance. Our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest certain assets.
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. We have in the past and may in the future be subject to SEC enforcement actions and settlements. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. The SEC has also commenced an industry-wide review of alternative asset manger’s maintenance and preservation of electronic communications, of which we are a part. See Note 18, “Commitments and Contingencies—Legal Actions and Other Proceedings.” We generally expect the SEC’s oversight of global investment firms to continue to focus on concerns related to transparency, investor disclosure practices, fees and expenses, valuation, compliance policies and procedures and conflicts of interest, which could impact us in various ways. We further expect a continued greater level of SEC enforcement activity under the Biden administration, and while we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by the prior administration. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited.
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
•prohibit an adviser from reducing the amount of its clawback of carried interest by the amount of certain taxes; and
•prohibit certain preferential treatment of private fund investors and require disclosure of other forms of preferential treatment of private fund investors in side letters or other arrangements with an adviser.
Amendments to the existing books and records and compliance rules under the Advisers Act would complement the new proposals and also require that all registered advisers document their annual compliance review in writing. The SEC recently adopted amendments to Rule 10b5-1, including, among other things, adding new conditions to the availability of the affirmative defense under the Exchange Act, creating new disclosure requirements and requiring filers to identify transactions made pursuant to a plan that intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The SEC has also recently proposed an expansion of the reporting obligations under Form PF, changes to the beneficial ownership reporting regime applicable to positions in public companies and has included in its regulatory agenda potential rulemaking on climate change disclosures and corporate diversity. These new or proposed rules could increase compliance burdens and associated regulatory costs and reduce our ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, even if not adopted, evaluating and responding to proposed rules could result in increased costs and require significant attention from management, and the new or proposed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions.
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

Similarly, in conducting our asset management activities outside the United States, we rely on exemptions from the regulatory regimes of various foreign jurisdictions. Exemptions from U.S. and foreign regulations are often highly complex and may, in certain circumstances, depend on compliance by third parties we do not control. If these exemptions were to become unavailable to us, our business could be negatively impacted, as these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Item 1. Business—Regulation and Compliance.” Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect our fund investors and not our stockholders.
Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the Biden administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (the “CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of certain of our funds’ portfolio companies and thus limit the ability of our funds to exit from certain investments, as well as limit our flexibility in structuring or financing certain transactions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations that will not be effective until 2023 and a 1% excise tax on share repurchases after December 31, 2022. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Further, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular.
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

The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. In May 2016, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.
Furthermore, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular. For example, in June 2019, certain members of the U.S. Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. Following the 2020 presidential and congressional elections in the United States, there has been an increased risk of legislative and regulatory action that could adversely limit and affect our and our funds’ portfolio companies’ businesses. In August 2021, legislation was introduced in the Senate proposing to change the definition of carried interest. The “Ending the Carried Interest Loophole Act” proposed to close the tax rate differential between carried interests and ordinary income and accelerate the recognition and payment of tax on the receipt of carried interest and would have material impact on our business if enacted. Other potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax. If the proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact affect us, our funds’ portfolio companies and our investors.
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
Similar to the United States, the current environment in non-U.S. jurisdictions in which we operate, in particular the EU and the U.K., has become subject to an expanding body of regulation. Governmental regulators and other authorities have proposed or implemented a number of initiatives and additional rules and regulations that could negatively impact our business.
AIFMD. The Alternative Investment Fund Managers Directive (“AIFMD”), as implemented in each member state of the European Economic Area (“EEA”) and as implemented and retained by the U.K. following its departure from the EU, imposes certain initial and ongoing regulatory obligations with respect to the marketing of alternative investment funds to investors domiciled in the EEA or the U.K. or with a registered office or otherwise based in the EEA or the U.K. by alternative investment fund managers. AIFMD, as implemented in the EEA and U.K., applies to us to the extent that we actively market our funds to investors in the EEA and U.K. We may also be required to comply with additional obligations under the AIFMD to the extent we perform delegated portfolio management services with respect to an E.U.-based alternative investment fund. AIFMD is currently under review by the European Commission and negotiations to reach the final amended text are currently ongoing. It is therefore difficult at this time to predict the final form of the changes to AIFMD but they may, amongst other things, increase the cost and complexity of raising capital. It is not yet clear to what extent (if any) the U.K. would reflect any changes to AIFMD in its domestic rules.
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
Sustainable Finance. Regulation (2019/2088) on sustainability-related disclosures in the financial sector (the “SFDR”) came into force on March 10, 2021 and on June 22, 2020, the Official Journal of the European Union published a classification system that establishes a list of environmentally sustainable economic activities (Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy Regulation”)). We are captured by both the SFDR and the Taxonomy Regulation, which, together with associated delegated regulation, introduce mandatory sustainability-related transparency and disclosure requirements for fund managers actively marketing their funds in the EEA, including funds which are marketed as sustainable. The SFDR requires an Alternative Investment Fund Manager (“AIFM”) to disclose how sustainability risks are taken into account in investment decision making processes and certain AIFMs are required to disclose how they integrate principal adverse impact on sustainability factors into investment decisions. As a result, we must collect and disclose a large amount of additional data pursuant to these ESG regulations, which could materially increase the compliance burden and costs for our operations.
•UK TCFD reporting. Further, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Taskforce on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. is in the process of introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investment or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5 billion calculated as a three-year rolling average. It is unclear at this stage what impact this new regime will have on our business.
•Corporate Sustainability Due Diligence Directive. On February 23, 2022, the European Commission published its proposal for the Corporate Sustainability Due Diligence Directive (“CSDD”), which will intensify scrutiny of human rights and environmental diligence systems for companies. Compliance with the CSDD may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information from portfolio companies to meet the reporting requirements.
•Corporate Sustainability Reporting Directive. On January 5, 2023, the Corporate Sustainability Reporting Directive (Directive (EU) 2022/2464 of the European Parliament and of the Council of 14 December 2022 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, regarding corporate sustainability reporting (the “CSRD”) came into force. The CSRD introduces more detailed sustainability reporting requirements, including but not limited to, climate and environmental issues and factors related to social and corporate governance, such as equality, human rights and fair working conditions. In addition, CSRD requires external auditing and assurance of sustainability reports and is expected to implement mandatory ESG standards with more detailed reporting requirements. Compliance with the CSRD may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs.
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
Hong Kong Security Law. On June 30, 2020, the National People’s Congress of China passed a national security law (the “National Security Law”), which criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside the Hong Kong Special Administrative Region of the People Republic of China (“Hong Kong”) by non-permanent residents of Hong Kong could limit the activities of or negatively impact us, our funds and/or our funds’ portfolio companies. The United States, the United Kingdom and several EU countries have expressed concerns regarding the National Security Law. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on countries in which we, our funds and our funds’ portfolio companies or any of their respective personnel or assets are located. While we maintain offices in Hong Kong and our funds invest in portfolio companies that operate in Hong Kong or are currently or expected to be listed on the Stock Exchange of Hong Kong (which investments comprise approximately 3% of our AUM), none of our funds invests exclusively in Hong Kong; our Hong Kong operations, including our personnel and investments, do not represent a significant portion of our business; and our portfolio companies do not generally engage in commercial practices that would implicate the National Security Law. Nevertheless, the aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our, our funds’ or their portfolio companies’ operations and have a material adverse effect on our results of operations, financial condition and cash flow. See “—Risks Related to Our Business—Changes in China’s governmental policies could have an adverse effect on our business and operations.”

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
The adoption, interpretation and application of privacy laws or regulations in the U.S., EU (and its member states), the U.K. and elsewhere are often uncertain and in flux, and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Federal, state, and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Any of our U.S. operations may be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, the State of California has passed the CCPA. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the CPRA to amend and extend the protections of the CCPA. Under the CPRA, California will establish a new state agency focused on the enforcement of its privacy laws, likely leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other states in the U.S., have either passed, proposed or are considering similar laws and regulations to the CCPA and GDPR (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022, and the Connecticut Data Privacy Act passed on May 10, 2022, all of which will become effective in 2023), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus further increasing costs, operational and legal burdens, and the potential for significant liability on regulated entities.
Many foreign countries and governmental bodies, including the EU and other relevant jurisdictions where we and our funds’ portfolio companies conduct business, have laws and regulations concerning the collection and use of personally identifiable information and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the United States. These more restrictive laws include, but are not limited to, the GDPR, as it forms part of the laws of England, Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the Hong Kong Personal Data (Privacy) Ordinance and the Australian Privacy Act. Privacy and cybersecurity laws in China, Hong Kong, Singapore, Korea, India and other jurisdictions may also impact data in those jurisdictions, including by requiring the localization of such data or subjecting such systems to intrusive governmental inspections. These legal and contractual arrangements heighten our privacy obligations in the ordinary course of conducting our business in the United States and internationally.
While we have made significant efforts and investment to develop policies and procedures to address data privacy laws, we potentially remain exposed to liability, particularly given the continued and rapid development of privacy laws and regulations around the world and increased enforcement action. Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory liability (for example, depending on the nature and severity of the breach (and with a requirement on regulators to ensure any enforcement action taken is proportionate), non-compliance with the GDPR and UK GDPR could (in the worst case) attract regulatory penalties up to the greater of: (i) €20 million / £17.5 million (as applicable); and (ii) 4% of an entire group’s total annual worldwide turnover, as well as the possibility of other enforcement actions), third-party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations and loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase.

New prudential regimes for U.K. investment firms. The U.K. has implemented a new prudential regime for investment firms (which mirrors similar measures being implemented in the EU) known as the Investment Firms Prudential Regime (the “IFPR”). The IFPR applies to TPG Europe, LLP, our London-based affiliate (“TPG Europe”), and relates to the firm’s regulatory capital requirements, remuneration rules as well as internal governance, disclosure, reporting and liquidity requirements.
The withdrawal of the U.K. from the EU could have a range of adverse consequences for us, our funds or our funds’ portfolio companies.
Brexit has impacted our European operations. TPG Europe is authorized and regulated in the U.K. as an investment firm by the FCA and is permitted to carry on certain regulated activities, acting as a sub-advisor mainly to our U.S. operations. Prior to the end of the transition period, TPG Europe benefitted from access to the cross-border services “passport” under the European Markets in Financial Instruments Directive (the “MiFID Passport”). The MiFID Passport allowed U.K. regulated firms such as TPG Europe to provide regulated services to clients in EEA member states without needing to be separately authorized or licensed in each jurisdiction. The MiFID Passport ceased to be available to TPG Europe at the end of the above-described transition period and, where relevant, it must now operate on a cross-border basis pursuant to licensing exemptions. In light of the continuing uncertainty surrounding Brexit, there can be no assurance that any renegotiated laws or regulations will not have an adverse impact on TPG Europe and its operations.
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
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of our status as a corporation on our income taxes, see Note 13, “Income Taxes,” to the Consolidated Financial Statements.

Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. In December 2020, the IRS released final regulations under Section 162(m), which addressed changes made by the TCJA and, among other things, extended the coverage of Section 162(m) to include compensation paid by a partnership for services performed for it by a covered employee of a corporation that is a partner in the partnership. These regulations could meaningfully reduce the amount of tax deductions available to us in future years for compensation paid to covered employees. Further, foreign, state and local governments may continue to enact tax laws in response to the TCJA that could result in further changes to foreign, state and local taxation and have a material adverse effect on our results of operations, financial condition and cash flow.
Moreover, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives. There are significant uncertainties relating to the application of the IRA. Although the IRS and Treasury released preliminary guidance under the IRA, significant uncertainties remained after such guidance was issued, and it is not clear when additional guidance will be issued. We are assessing the impact of the IRA on us and our financial statements and will continue to do so as further guidance and information becomes available.
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business remain focused on the taxation of organizations, such as TPG. The OECD, which represents a coalition of member countries, is contemplating changes to numerous longstanding tax principles through its base erosion and profit shifting (“BEPS”) project, which focuses on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures relating to the deductibility of interest expense, local nexus requirements, transfer pricing, treaty qualification and hybrid instruments could potentially be relevant to some of our ownership structures and could have an adverse tax impact on us, our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because the timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals. If implemented, these and other proposals could result in increased taxes on income from our investments and increased non-U.S. taxes on our management fees. In addition, on October 8, 2021, the OECD/G20 inclusive framework on BEPS (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform under the BEPS project originally agreed on July 1, 2021, and a timetable for implementation by 2023, which has since been extended in certain important respects to 2024. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed, and under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Over 130 members of the Inclusive Framework are participating in the two-pillar plan. The OECD has published model rules and other guidance with respect to the two-pillar plan, and additional guidance is expected to be published in 2023. Although the timing and scope of any new provisions, which may be implemented by the Inclusive Framework members are currently subject to significant uncertainty, the implementation of any could negatively impact us, our funds, our funds’ portfolio companies and our investors.
Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.
Under the TCJA, investments must be held for more than three years, rather than the prior requirement of more than one year, for performance allocations to be treated for U.S. federal income tax purposes as capital gain. In connection with the enactment of the IRA, certain proposals were made, that if enacted, would have significantly extended the required holding period rules and the scope of the rules governing the taxation of certain performance allocations. While these proposals were not ultimately included in the IRA, those proposals, or other similar proposals, could be adopted pursuant to future legislation. The longer holding period requirement under the TCJA (or as may be enacted under any current future proposals) may result in some or all of our performance allocations being treated as short-term capital gain, which would materially increase the amount of taxes that our employees and other key personnel holding equity would be required to pay. In January 2021, the IRS released regulations implementing the performance allocation provisions that were enacted as part of the TCJA. The tax consequences of such regulations are uncertain. Although most proposals regarding the taxation of performance allocations still require gain realization before applying short-term capital gain rates, legislation has been proposed that would assume a deemed annual return on performance allocations and tax that amount annually, with a true-up once the assets are sold. In addition, following the TCJA, the tax treatment of performance allocations has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on performance allocations. Tax authorities and legislators in other jurisdictions that TPG has investments or employees in could clarify, modify or challenge their treatment of performance allocations. See “Risks Related to Our Industry—Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.”
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our principal executive offices are located in leased office space at 301 Commerce Street, Fort Worth, Texas 76102. We also lease office space in Beijing, Dubai, Hong Kong, London, Luxembourg, Melbourne, Mumbai, New York, San Francisco, Seoul, Shanghai, Singapore and Washington, D.C. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our consolidated financial statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Report.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TPG.”
The number of holders of record of our Class A common stock as of February 21, 2023 was 78. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers.
Dividend Policy
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the Executive Committee prior to the Sunset and the Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. For more information on DE, see “Item7.—Management’s Discussion and Analysis of Financial Results of Operation—Non-GAAP Financial Metrics—Distributable Earnings.”
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
The shares of Class A common stock were sold at an offering price to the public of $29.50 per share. We received proceeds from the IPO of approximately $770.9 million, net of $41.8 million in underwriting discounts and commissions, as well as $22.5 million of issuance costs, and the selling stockholder received net proceeds from the IPO of approximately $156.7 million, net of $8.2 million in underwriting discounts and commissions. The sale of additional shares to the underwriters pursuant to the underwriters’ option to purchase additional shares resulted in net proceeds to us of approximately $49.8 million, net of $2.6 million in underwriting discounts and commissions, and to the selling stockholder of approximately $45.2 million, net of $2.4 million in underwriting discounts and commissions. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholder. We did, however, bear the costs associated with the sale of shares by the selling stockholder, other than underwriting discounts and commissions. We incurred offering expenses of $34.2 million.
Our use of proceeds was consistent with the final prospectus filed on January 14, 2022:
•We used approximately $379.6 million of the net proceeds from the IPO to purchase Common Units from certain existing owners of the TPG Operating Group (none of whom is an active TPG partner or Founder) at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO. Accordingly, we did not retain any of these proceeds.
•We used approximately $413.3 million of the net proceeds from the IPO to acquire 14,745,763 Common Units of the TPG Operating Group to obtain our economic interest in the TPG Operating Group at an aggregate per-unit price equal to the per-share price paid by the underwriters for shares of our Class A common stock in the IPO and such amount was contributed to the TPG Operating Group partnerships based on their relative fair market values as determined by the general partner of the TPG Operating Group partnerships.
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
On January 12, 2022, we completed a corporate reorganization (the “Reorganization”), which included a corporate conversion of TPG Partners, LLC to a Delaware corporation named TPG Inc., in conjunction with an initial public offering (the “IPO”) of our Class A common stock. The IPO closed on January 18, 2022. Unless the context suggests otherwise, references in this report to “TPG”, “the Company”, “we”, “us” and “our” refer (i) prior to the completion of the Reorganization and IPO to TPG Group Holdings SBS, L.P. and its consolidated subsidiaries and (ii) from and after the completion of the Reorganization and IPO to TPG Inc. and its consolidated subsidiaries.
Business Overview
We are a leading global alternative asset manager with approximately $135.0 billion in assets under management (“AUM”) as of December 31, 2022. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm over 30 years of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-product investment platforms that position us well to continue generating sustainable growth across our business.
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
During 2022, global economies experienced persistent, elevated volatility as they contended with rising consumer prices, tightening financial conditions, growth risks and geopolitical tensions. Relative to the first three quarters of the year, the three months ended December 31, 2022, continued to see elevated volatility across asset classes, but benefited from improved sentiment as inflation appeared to peak in many countries, China relaxed COVID restrictions and hopes strengthened that the U.S. Federal Reserve could successfully tighten financial conditions just enough to tame inflation without causing a recession.
Inflation was elevated throughout 2022 and rose persistently for most of the year, with consumer price growth hitting an over 40-year high of 9.1% year-over-year in June. Consumer Price Index (“CPI”) readings in the fourth quarter of 2022 finally started to indicate that price pressures had peaked, with October, November and December data showing increases of 7.7%, 7.1% and 6.5% relative to the prior year. Core Consumer Price Index, which excludes volatile energy and food prices, climbed 5.7% in December 2022 from a year earlier, easing from a 6.0% gain in the month prior and from the year’s high of 6.6% in September.
The Federal Reserve initiated a historic tightening cycle in 2022. The U.S. central bank raised the federal funds rate for seven consecutive meetings in 2022, beginning with a 25 basis point increase in March, ultimately increasing the rate by 400bps over the course of the year. Data showing slowing inflation during the three months ended December 31, 2022, initiated a slowing in the pace of rate hikes, raising hopes for a near-term peak in the tightening cycle and providing support for risk assets in the quarter. In the fourth quarter the Federal Reserve raised rates by 0.75% and 0.50% at its

November and December meetings, respectively, bringing the target rate up to 4.25% - 4.50%. While December’s 50 basis point increase represented a slowdown from four consecutive 75 basis point hikes, Federal Reserve officials communicated that they expect to raise the rate to between 5.00% and 5.50% in 2023, a higher forecast relative to expectations communicated at the September meeting.
The U.S. Treasury yield curve continued to invert in the fourth quarter of 2022, with yields at the short end of the curve rising while longer-dated yields remained relatively flat from the end of the prior quarter. Across the curve, yields were significantly higher at the end of 2022 relative to at the end of 2021. Benchmark 10-year Treasuries ended the quarter yielding 3.88%, up from 3.80% as of the end of the third quarter of 2022, and up from 1.51% as of the end of 2021. 2-year Treasury yields reached a high of 4.73% in the fourth quarter of 2022 and closed the year at 4.42%, up from 4.20% as of the end of the prior quarter and up from 0.73% as of the end of 2021. Corporate bond prices were similarly weaker in 2022, with indices of Investment Grade and High Yield bonds falling 18.4% and 16.9% respectively for the year, though posted slight gains in the fourth quarter. Spreads tightened modestly over the final three months of the year but widened 40 basis points and 171 basis points, respectively, on the year overall.
U.S. equities struggled throughout 2022 amid the backdrop of inflation, tightening financial conditions, recession fears and geopolitical conflict, with the S&P 500 and Nasdaq Composite recording their worst calendar years since 2008. The majority of losses were concentrated in the first nine months of the year, with performance improving in the three months ended December 31, 2022 as inflation slowed modestly despite underlying economic fundamentals remaining strong, providing hope the Federal Reserve would slow its pace of rate increases. The S&P 500, Dow Jones and Nasdaq Composite were +7.1%, +15.4% and (1.0%) respectively in the fourth quarter, cementing declines of 19.4%, 8.8% and 33.1%, respectively, for 2022. Energy was by far the top performing S&P sector in 2022 and the only sector to gain year-over-year, rising 59.0%, followed by the Utilities and Consumer Staples sectors which posted annual declines of (1.4%) and (3.2%) respectively. Communication Services and Consumer Discretionary were the worst performing sectors amid a general decline in growth stocks, declining (40.4%) and (37.6%) respectively for 2022. Volatility, as measured by the CBOE Volatility Index, finished the year at 21.67, down from 31.62 as of the end of the three months prior but up from 17.22 as of the end of 2021.
The U.S. labor market remained a key factor in the overall domestic economic picture. December’s labor report published by the U.S. Bureau of Labor Statistics indicated unemployment fell to 3.5% during the month, down from 3.7% in November. Job growth slowed but remained relatively robust. Employers added a seasonally adjusted 223,000 jobs in December, fewer than the 263,000 and 261,000 added in November and October, respectively.
Our portfolio appreciated 8% in 2022, compared to declines in public indices during the year, which we believe reflects the strong operating performance and value creation initiatives in our portfolio. Our private portfolio increased in value and we were able to exit certain deals above their December 31, 2021 valuations, while our public portfolio experienced a decline in value.
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
Reorganization
On December 31, 2021, we undertook certain transactions as part of the Reorganization, which included transferring to RemainCo certain economic entitlements to performance allocations from certain of the TPG general partner entities as well as cash at the TPG Operating Group that related to those TPG general partner entities’ economic entitlements. We continue to consolidate these TPG general partner entities because we maintain control and have an implicit variable interest. We also transferred the TPG Operating Group’s co-investment interests in certain consolidated TPG Funds (“TPG Funds”) which led to the deconsolidation of those funds as of December 31, 2021. Additionally, we transferred certain other economic entitlements associated with certain other investments, including our investment in certain TPG funds we do not consolidate, our former affiliate and other equity method investments. This did not include certain of our strategic equity method investments, including Harlem Capital partners, VamosVentures and LandSpire Group, as the economics of these investments continue to be part of the TPG Operating Group after the Reorganization.
Subsequent to December 31, 2021 and in connection with our IPO, TPG Partners, LLC converted from a limited liability company to a Delaware corporation and changed its name to TPG Inc. and completed the remainder of the Reorganization on January 12, 2022. Following our incorporation, the Reorganization and the IPO, we are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing 25.6% of the Common Units and 100% of the interests in certain intermediate holding companies as of December 31, 2022. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.

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
When an entity is consolidated, we reflect the accounts of the consolidated entity, including its assets, liabilities, revenues, expenses, investment income, cash flows and other amounts, on a gross basis. While the consolidation of an entity does not impact the amounts of net income attributable to controlling interests, the consolidation does impact the financial statement presentation in accordance with U.S. GAAP. This is a result of the fact that the accounts of the consolidated entities being reflected on a gross basis, with intercompany transactions eliminated, while the allocable share of those amounts that are attributable to third parties are reflected as single line items. The single line items in which the accounts attributable to third parties are recorded are presented as non-controlling interests on the consolidated statements of financial condition and net income (loss) attributable to non-controlling interests on the consolidated statements of operations.
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
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The COVID-19 pandemic has evolved significantly and has impacted, and may continue to impact in the future, the U.S. and global economy. The emergence of COVID-19 variants has resulted in setbacks to the economic recovery, and subsequent surges could lead to renewed COVID-19 restrictions and could trigger increased restrictions on business operations.
The COVID-19 pandemic has affected, and will continue to affect, our business. We continue to closely monitor developments related to COVID-19 and assess any potential negative impacts to our business. In particular, our future results may be adversely affected by (i) decreases in the value of investments in certain industries that have been materially impacted by the COVID-19 pandemic and related governmental measures, (ii) slowdowns in fundraising activity and (iii) reductions in our capital deployment pace. See “Item 1A.—Risk Factors—Risks Related to Our Business—The COVID-19 pandemic caused severe disruptions in the U.S. and global economies and has impacted, and may continue to negatively impact, our business and our results of operations, financial condition and cash flow.”

Key Financial Measures

Our key financial and operating measures are discussed below.
Revenues
Fees and Other. Fees and other consists primarily of (i) management and incentive fees for providing investment management services to TPG Funds, limited partners and other vehicles; (ii) monitoring fees for providing services to portfolio companies; (iii) transaction fees for providing advisory services, debt and equity arrangements and underwriting and placement services; and (iv) expense reimbursements from unconsolidated funds, portfolio companies and third parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from investment funds. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of minimum return levels (typically 8%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG Funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest ownership of a portion of their equity interests over a service period of generally one to six years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO, we granted restricted stock units (“RSUs”) to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO. Subsequent to the Reorganization and IPO, we account for these distributions as performance allocation compensation.
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
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs consist of interest expense and other expenses related primarily to professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these entities.

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
Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$1,246,635	$977,904	$883,366
Capital allocation-based income	756,252	3,998,483	1,231,472
Total revenues	2,002,887	4,976,387	2,114,838
Expenses
Compensation and benefits:
Cash-based compensation and benefits	473,696	579,698	522,715
Equity-based compensation	627,714	—	—
Performance allocation compensation	416,556	—	—
Total compensation and benefits	1,517,966	579,698	522,715
General, administrative and other	368,915	278,590	260,748
Depreciation and amortization	32,990	21,223	7,137
Interest expense	21,612	16,291	18,993
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	740	722
Other	3,316	20,024	7,241
Total expenses	1,944,799	916,566	817,556
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(110,131)	353,219	(5,839)
Gain on deconsolidation	—	—	401,695
Interest, dividends and other	9,168	6,460	8,123
Investment income of consolidated TPG Funds and Public SPACs:
Net gains (losses) from investment activities	—	23,392	(18,691)
Unrealized gains (losses) on derivative liabilities of Public SPACs	12,382	211,822	(239,269)
Interest, dividends and other	6,741	10,321	5,410
Total investment (loss) income	(81,840)	605,214	151,429
(Loss) income before income taxes	(23,752)	4,665,035	1,448,711
Income tax expense	32,483	9,038	9,779
Net (loss) income	(56,235)	4,655,997	1,438,932
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	(517)	155,131	(195,906)
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	19,287	(12,380)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	966	2,455,825	719,640
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	5,256	2,025,754	927,578
Net income attributable to redeemable equity in Public SPACs	15,165	—	—
Net loss attributable to non-controlling interests in TPG Operating Group	(180,824)	—	—
Net income attributable to other non-controlling interests	11,293	—	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$92,426	$—	$—

	Year Ended December 31,
	2022	2021	2020

	(dollars in thousands, except share and per share data)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$1.10	$—	$—
Diluted	$(0.19)	$—	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,255,411	—	—
Diluted	308,908,052	—	—
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Revenues consisted of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
Management fees	$931,291	$731,974	$199,317	27%
Transaction, monitoring and other fees, net	105,961	91,300	14,661	16%
Expense reimbursements and other	209,383	154,630	54,753	35%
Total fees and other	1,246,635	977,904	268,731	27%
Performance allocations	720,106	3,792,861	(3,072,755)	(81)%
Capital interests	36,146	205,622	(169,476)	(82)%
Total capital allocation-based income	756,252	3,998,483	(3,242,231)	(81)%
Total revenues	$2,002,887	$4,976,387	$(2,973,500)	(60)%
Fees and other revenues increased by $268.7 million, or 27%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This change resulted from a $199.3 million increase in management fees, a $54.8 million increase in expense reimbursements and other and a $14.7 million increase in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $199.3 million, or 27%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by fee earning capital raised resulting in additional management fees of $40.3 million from TPG IX, $22.0 million from Asia VIII, $19.4 million from Rise III and $10.4 million from TPH II, each of which were activated during the third quarter of 2022; $76.2 million from TREP IV, which was activated during the first quarter of 2022; and $65.4 million from Rise Climate, which was activated during the third quarter of 2021. These increases were partially offset by a decrease in management fees of $29.9 million earned from TPG VII resulting from a decrease in fee earning AUM during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Certain management fees in the year ended December 31, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate and TTAD II in the amount of $2.8 million.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $14.7 million, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a $9.6 million increase in transaction fees earned from portfolio companies in our Real Estate and Capital platforms and a $5.1 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.

Expense Reimbursements and Other. Expense reimbursements and other increased by $54.8 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a $18.4 million increase in additional reimbursements from TPG funds due to increased fundraising activities, $19.8 million in administrative service fees from RemainCo earned during the year ended December 31, 2022, and a $14.9 million increase in income from services rendered to TPG funds and Portfolio Companies.
Performance Allocations. Performance allocations decreased by $3,072.8 million to $720.1 million, or 81%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by an 8% appreciation of our realized and unrealized portfolio during the year ended December 31, 2022 compared to a 38% appreciation of our realized and unrealized portfolio during the year ended December 31, 2021. Realized performance allocations for the year ended December 31, 2022 and 2021 totaled $1,409.8 million and $1,956.2 million, respectively. The change in unrealized performance allocations for the year ended December 31, 2022 was a loss of $689.7 million. Unrealized performance allocation gains for the year ended December 31, 2021 totaled $1,836.7 million.
The table below highlights performance allocations for the years ended December 31, 2022 and 2021, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$171,926	$902,941	$(731,015)	(81)%
TPG VIII	445,242	558,759	(113,517)	(20)%
TPG IX	1,146	—	1,146	NM
Asia VI (1)	(50,005)	381,295	(431,300)	(113)%
Asia VII	9,400	426,270	(416,870)	(98)%
THP I	5,381	114,805	(109,424)	(95)%
THP II	2,529	—	2,529	NM
TES	11,618	8,232	3,386	41%
AAF	135,098	32,237	102,861	319%
Platform: Capital	732,335	2,424,539	(1,692,204)	(70)%
Growth III (1)	(47,831)	64,111	(111,942)	(175)%
Growth IV	21,141	326,824	(305,683)	(94)%
Growth V	68,890	82,612	(13,722)	(17)%
TTAD I	455	108,458	(108,003)	(100)%
TDM	33,305	54,325	(21,020)	(39)%
Platform: Growth	75,960	636,330	(560,370)	(88)%
Rise I	(16,836)	142,938	(159,774)	(112)%
Rise II	19,739	69,253	(49,514)	(71)%
Platform: Impact	2,903	212,191	(209,288)	(99)%
TREP III	12,728	152,658	(139,930)	(92)%
Platform: Real Estate	$12,728	$152,658	$(139,930)	(92)%

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
TPEP	9,107	29,804	(20,697)	(69)%
NewQuest	784	16,186	(15,402)	(95)%
Strategic Capital	(2,793)	2,793	(5,586)	(200)%
Platform: Market Solutions	7,098	48,783	(41,685)	(85)%
Total TPG Operating Group Shared:	831,024	3,474,501	(2,643,477)	(76)%
TPG Operating Group Excluded:
TPG IV	$(569)	$3,580	$(4,149)	(116)%
TPG VI	(19,913)	32,031	(51,944)	(162)%
Asia IV	108	1,430	(1,322)	(92)%
Asia V	(42,864)	74,956	(117,820)	(157)%
MMI	117	1,333	(1,216)	(91)%
TPG TFP	(750)	201	(951)	(473)%
Platform: Capital	(63,871)	113,531	(177,402)	(156)%
Growth II	8,977	45,141	(36,164)	(80)%
Growth II Gator	11,731	65,167	(53,436)	(82)%
Biotech II	203	(342)	545	159%
Biotech III	(34,974)	30,681	(65,655)	(214)%
Biotech IV	(533)	1,977	(2,510)	(127)%
Biotech V	—	(4,095)	4,095	100%
Platform: Growth	(14,596)	138,529	(153,125)	(111)%
TREP II	(17,337)	40,000	(57,337)	(143)%
DASA - Real Estate	(1,507)	(1,954)	447	23%
Platform: Real Estate	(18,844)	38,046	(56,890)	(150)%
TSI	124	14,523	(14,399)	(99)%
Evercare	(13,731)	13,731	(27,462)	(200)%
Platform: Impact	(13,607)	28,254	(41,861)	(148)%
Total TPG Operating Group Excluded(2)	$(110,918)	$318,360	$(429,278)	(135)%
Total Performance Allocations	$720,106	$3,792,861	$(3,072,755)	(81)%
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
(2)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “—Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The decrease in total performance allocations for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by lower realized and unrealized appreciation in TPG VII, Asia VI, Asia VII, Growth III, Growth IV, THP I, Rise I and TREP III. For the year ended December 31, 2022, our investments have generated realized and unrealized portfolio appreciation of 8% compared to 38% for the year ended December 31, 2021.
As of December 31, 2022, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.1 billion. As of December 31, 2022, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.6 billion.

Capital Interests. Capital interests income decreased by $169.5 million, or 82%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a decrease in income from our investments in TPG VII, TPG VIII, Asia VI and Asia VII in our Capital platform, TRTX in our Real Estate platform, Growth III, Growth IV and TTAD I in our Growth platform, and Rise I in our Impact platform. These decreases were partially offset by an increase in income from our investment in AAF in our Capital platform.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense decreased by $106.0 million, or 18%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a $127.7 million decrease in bonuses for senior professionals for the year ended December 31, 2022 which, following our Reorganization and IPO, are recorded in performance allocation compensation expense. This decrease was partially offset by increases in salaries and benefits and accrued bonuses of $29.8 million and $11.0 million, respectively, driven by an increase in headcount for the year ended December 31, 2022.
Equity-Based Compensation. Equity-based compensation expense increased by $627.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily attributable to the Reorganization and IPO, which resulted in $550.0 million of expense associated with unvested units granted prior to or in conjunction with the IPO to certain of our employees at TPG Partner Holdings, RemainCo, and the TPG Operating Group as well as $77.7 million of expense associated with RSUs granted to TPG employees and certain of our executives upon completion of our IPO in January 2022. We had no such expense during the year ended December 31, 2021.
Performance Allocation Compensation. Performance allocation compensation increased by $416.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily attributable to the recognition of partnership distributions to our partners and professionals as compensation expense following our IPO. We had no such expense during the year ended December 31, 2021 as we were a private partnership.
General, Administrative and Other. General and administrative expenses increased by $90.3 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a $18.4 million increase in expenses related to our fundraising activities that are ultimately reimbursable from TPG funds, a $28.8 million increase in office overhead and other, inclusive of a $20.6 million insurance policy purchased in connection with the IPO and a $26.5 million increase of other administrative expenses.
Depreciation and Amortization. Depreciation and amortization increased by $11.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily due to the amortization of intangible assets resulting from the acquisition of NewQuest in July 2021.
Interest Expense. Interest expense increased by $5.3 million, or 33%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to higher interest rates on certain borrowings.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $17.4 million, or 84%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a reduction in non-recurring professional services expenses as a result of business combinations associated with TPG PACE Tech Opportunities Corp. (“PACE”) and TPG Pace Solutions Corp. (“TPGS”) during the year ended December 31, 2021.
Net (Losses) Gains from Investment Activities. Net losses from investment activities for the year ended December 31, 2022 were $110.1 million compared to a gain of $353.2 million for the year ended December 31, 2021. This change was primarily attributable to a gain of $122.7 million recognized on the deconsolidation of PACE, a gain of $109.9 million on the deconsolidation of TPGS, and a gain of $95.0 million recognized on the acquisition of NewQuest during the year ended December 31, 2021. Additionally, we incurred losses of $80.4 million and $25.1 million from our investments in Vacasa, Inc. and Nerdy Inc, respectively, during the year ended December 31, 2022. Following the Reorganization, we no longer recognize net gains or losses from certain strategic investments that were transferred to RemainCo on December 31, 2021.
Interest, Dividends and Other. Interest, dividends and other increased by $2.7 million, or 42%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Net Gains (Losses) from Investment Activities of Consolidated TPG Funds and Public SPACs. Net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs had no activity during the year ended December 31, 2022 compared to a net gain of $23.4 million for the year ended December 31, 2021. Following certain Reorganization activities, we no longer consolidate TPEP as we do not have a controlling financial interest.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $12.4 million and $211.8 million of unrealized gain on derivative instruments recognized during the year ended December 31, 2022 and 2021, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs decreased by $3.6 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily related to an expense reimbursement of EUR 15.0 million on the termination of a proposed business combination, recognized by TPG Pace Beneficial Finance Corp. during the year ended December 31, 2021. These decreases were partially offset by increased interest income resulting from higher interest rates on the balance of assets held in Trust Accounts by Consolidated Public SPACs.
Income Tax Expense. Income tax expense increased by $23.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was due to the Company now being treated as a corporation for U.S. federal and state income taxes in connection with the Reorganization and IPO, beginning in January of 2022.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Disaffiliation of Former Affiliate
As a result of the disaffiliation agreement with our former affiliate, effective May 1, 2020, we no longer consolidated our former affiliate and began accounting for our remaining interest as an equity method investment. Accordingly, prior to May 1, 2020, our historical financial statements include the consolidated results of our former affiliate, including its revenues, expenses and operating activities. Beginning May 1, 2020, the equity earnings related to this investment are included within investment income. The impact of the deconsolidation is a key driver of certain fluctuations discussed herein when comparing the year ended December 31, 2021 to the year ended December 31, 2020.
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

Management Fees. The increase in management fees was primarily driven by additional management fees from Growth V of $54.3 million, which was activated in the third quarter of 2020, Rise Climate of $40.5 million, which was activated in the third quarter of 2021, TRTX of $10.4 million and TPG VIII of $8.5 million. The acquisition of NewQuest also contributed an additional $13.7 million of management fees during the year ended December 31, 2021. The increases were primarily offset by the deconsolidation of our former affiliate, which resulted in lower management fees of $73.4 million due to a partial year of fees earned for the year ended December 31, 2020 compared to no fees earned during the year ended December 31, 2021, as well as a decline in management fees of $22.2 million earned from Growth IV.
Certain management fees in the year ended December 31, 2021 were considered catch-up fees as a result of additional capital commitments from limited partners to Growth V and Rise II in the amounts of $9.2 million and $0.2 million, respectively. Both funds were activated in 2020.
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

	Year Ended December 31,
	2021	2020	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$902,941	$541,513	$361,428	67%
TPG VIII	558,759	—	558,759	NM
Asia VI (1)	381,295	51,189	330,106	645%
Asia VII	426,270	90,080	336,190	373%
THP I	114,805	35,159	79,646	227%
TES	8,232	(3,257)	11,489	353%
AAF	32,237	—	32,237	NM
Platform: Capital	2,424,539	714,684	1,709,855	239%
Growth III (1)	64,111	290,365	(226,254)	(78)%
Growth IV	326,824	102,949	223,875	217%
Growth V	82,612	—	82,612	NM
TTAD I	108,458	71,827	36,631	51%
TDM	54,325	12,252	42,073	343%
Platform: Growth	636,330	477,393	158,937	33%
Rise I	142,938	131,495	11,443	9%
Rise II	69,253	—	69,253	NM
Platform: Impact	212,191	131,495	80,696	61%
TREP III	152,658	—	152,658	NM
Platform: Real Estate	152,658	—	152,658	NM
TPEP	29,804	1,426	28,378	1990%
NewQuest	16,186	—	16,186	NM
Strategic Capital	2,793	—	2,793	NM
Platform: Market Solutions	48,783	1,426	47,357	3321%
Total TPG Operating Group Shared:	$3,474,501	$1,324,998	$2,149,503	162%
TPG Operating Group Excluded:
TPG IV	3,580	(21,884)	25,464	116%
TPG VI	32,031	(154,708)	186,739	121%
Asia IV	1,430	37	1,393	3765%
Asia V	74,956	(10,134)	85,090	840%
MMI	1,333	—	1,333	NM
TPG TFP	201	133	68	51%
Platform: Capital	113,531	(186,556)	300,087	161%
Growth II	45,141	42,472	2,669	6%
Growth II Gator	65,167	51,913	13,254	26%
Biotech II	(342)	256	(598)	(234)%
Biotech III	30,681	48,183	(17,502)	(36)%
Biotech IV	1,977	—	1,977	NM
Biotech V	(4,095)	253	(4,348)	(1719)%
STAR	—	11,809	(11,809)	(100)%
Platform: Growth	138,529	154,886	(16,357)	(11)%
TREP II	40,000	17,357	22,643	130%
DASA - Real Estate	(1,954)	(10,486)	8,532	81%
Platform: Real Estate	38,046	6,871	31,175	454%

	Year Ended December 31,
	2021	2020	Change	%

	($ in thousands)
TSI	14,523	14,470	53	—%
Evercare	13,731	—	13,731	NM
Platform: Impact	28,254	14,470	13,784	95%
Former affiliate funds	—	(111,149)	111,149	100%
Other	—	(111,149)	111,149	100%
Total TPG Operating Group Excluded (2)	$318,360	$(121,478)	$439,838	362%
Total Performance Allocations	$3,792,861	$1,203,520	$2,589,341	215%
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
(2)The TPG Operating Group Excluded entities’ performance allocations is not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022. See “—Unaudited Pro Forma Condensed Consolidated Financial Information and Other Data” which reflects the projected impact of the Reorganization.
The increase in total performance allocations for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily generated by realized and unrealized appreciation in TPG VII, TPG VIII, Asia VI, Asia VII, THP I, Growth IV, TREP III, TPG VI and Asia V.
As of December 31, 2021, accrued performance allocations for Common Unit holders of the TPG Operating Group shared TPG general partner entities totaled $4.1 billion. As of December 31, 2021, accrued performance allocations for Common Unit holders of the TPG Operating Group excluded TPG general partner entities totaled $1.3 billion.
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
Net Gains from Investment Activities. Net gains from investment activities increased by $359.1 million, to a gain of $353.2 million from a loss of $5.8 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase of net gains from investment activities was primarily driven by the deconsolidation of two of our Public SPACs and the associated business combination with Nerdy, Inc. and Vacasa, Inc., which resulted in gains of $232.5 million. We recognized a net gain of $95.0 million associated with our step acquisition of NewQuest. The increase was also driven by other equity method investments in which the Company has significant influence of $137.0 million.
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
Income Tax Expense. Income tax expense decreased by $0.7 million, or 8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	December 31, 2022	December 31, 2021
($ in thousands)
Assets
Cash and cash equivalents	$1,107,484	$972,729
Investments	5,329,868	6,109,046
Due from affiliates	202,639	185,321
Other assets	642,558	670,452
Assets of consolidated TPG Funds and Public SPACs	659,189	1,024,465
Total assets	$7,941,738	$8,962,013

Liabilities, Redeemable Equity and Equity
Debt obligations	$444,566	$444,444
Due to affiliates	139,863	826,999
Accrued performance allocation compensation	3,269,889	—
Other liabilities	324,261	372,597
Liabilities of consolidated TPG Funds and Public SPACs	23,653	56,532
Total liabilities	$4,202,232	$1,700,572

Redeemable equity from consolidated Public SPACs	$653,635	$1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	$79	$—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	506,639	—
Retained earnings	2,724	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,576,199	4,654,821
Total equity	3,085,871	6,261,414
Total liabilities, redeemable equity and equity	$7,941,738	$8,962,013

Cash and cash equivalents increased $134.8 million primarily due to proceeds of $770.9 million net of $34.2 million of offering costs and purchases of partnership interests of $379.6 million from our IPO in January 2022.
Investments generated net capital allocation-based income of $756.3 million which was offset by net realized proceeds of $1,424.5 million, resulting in a decrease of $779.2 million during the year ended December 31, 2022. For the year ended December 31, 2022, our investments have generated realized and unrealized portfolio appreciation of 8%.
Accrued performance allocation compensation totaled $3,269.9 million for the year ended December 31, 2022 following our IPO. Subsequent to the Reorganization and IPO, distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are accounted for as accrued performance allocation compensation liability.
Redeemable equity from consolidated Public SPACs decreased $346.4 million primarily due to the redemption of Class A ordinary shares of TPGY. See Note 16, “Redeemable equity attributable to consolidated Public SPACs,” to our Consolidated Financial Statements.
Total equity decreased $3,175.5 million primarily due to the Reorganization and our IPO in January 2022, which transferred certain investments to RemainCo, reclassified certain performance allocations historically reflected as non-controlling interests to performance allocation compensation liabilities, and resulted in the issuance of approximately 79.1 million shares of Class A common stock and net proceeds of $793.4 million.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below shall have the same meaning as terms defined and included elsewhere in this Form 10-K.
The following unaudited pro forma Condensed Consolidated Statement of Operations for the years ended December 31, 2021 and 2020 present our consolidated results of operations and gives pro forma effect to the Reorganization, the consummation of the IPO and other impacts of the IPO (see transactions described under Note 1, “Organization,” to our Consolidated Financial Statements), as if they had occurred January 1, 2020. The owners of the TPG Operating Group completed a series of actions during the year ended December 31, 2021 and on January 12, 2022 as part of the Reorganization, in conjunction with the IPO that was completed on January 18, 2022. An unaudited pro forma condensed combined balance sheet is not presented because the Reorganization, IPO and the related transactions are fully reflected in the Company’s Consolidated Statement of Financial Condition as of December 31, 2022 included elsewhere in this Annual Report on Form 10-K. The following unaudited pro forma condensed consolidated financial information has been prepared in accordance with Article 11 of Regulation S-X, as amended by the final rule, Release No. 33-10786 “Amendments to Financial Disclosure about Acquired and Disposed Businesses.”
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
The unaudited pro forma Condensed Consolidated Statement of Operations may not be indicative of the results of operations that would have occurred had the Reorganization or the IPO and related transactions, as applicable, taken place on the dates indicated, or that may be expected to occur in the future. The adjustments are described in the notes to the unaudited pro forma Condensed Consolidated Statement of Operations. The unaudited pro forma Condensed Consolidated Financial Information and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K.
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

The unaudited pro forma condensed consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
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

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$977,904	$20,807	(3)	$—		$998,711
Capital allocation-based income	3,998,483	(8,653)	(1)	—		3,989,830
Total revenues	4,976,387	12,154		—		4,988,541
Expenses
Compensation and benefits:
Cash-based compensation and benefits	579,698	(140,278)	(5)	—		439,420
Equity-based compensation	—	—		428,687	(6)	500,607
	—			71,920	(7)
Performance allocation compensation	—	2,538,505	(5)	—		2,538,505
Total compensation and benefits	579,698	2,398,227		500,607		3,478,532
General, administrative and other	278,590	—		—		278,590
Depreciation and amortization	21,223	—		—		21,223
Interest expense	16,291	3,991	(4)	—		20,282
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	740	(740)	(1)	—		—
Other	20,024	(1,629)	(1)	—		18,395
Total expenses	916,566	2,399,849		500,607		3,817,022
Investment income
Income from investments:
Net gains from investment activities	353,219	(92,860)	(1)	—		260,359
Interest, dividends and other	6,460	—		—		6,460
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	23,392	(23,392)	(1)	—		—
Unrealized gains on derivative liabilities of Public SPACs	211,822	—		—		211,822
Interest, dividends and other	10,321	(4,029)	(1)	—		6,292
Total investment income	605,214	(120,281)		—		484,933
Income before income taxes	4,665,035	(2,507,976)		(500,607)		1,656,452
Income tax expense	9,038	—		68,941	(9)	77,979
Net income	4,655,997	(2,507,976)		(569,548)		1,578,473
Less:
Net income attributable to redeemable equity in Public SPACs	155,131	—		—		155,131
Net income attributable to non-controlling interests in consolidated TPG Funds	19,287	(19,287)	(1)	—		—
Net income attributable to other non-controlling interests	2,455,825	127,140	(1)	226,650	(10)	1,191,994
		896,293	(2)
		3,257	(3)
		(625)	(4)
		(2,516,546)	(5)
Net income attributable to TPG Inc.	$2,025,754	$(998,208)		$(796,198)	(11)	$231,348

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,360,700
Diluted				309,013,341
Net income available to Class A common stock per share
Basic				$2.91
Diluted				$1.80

Unaudited Pro Forma Condensed Consolidated Statement of Operations and Other Data
For the Year Ended December 31, 2020

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments		Offering Transaction Adjustments		TPG Inc. Pro Forma
($ in thousands, except share and per share amounts)
Revenues
Fees and other	$883,366	$(85,174)	(1)	$—		$815,368
		17,176	(3)
Capital allocation-based income	1,231,472	159,840	(1)	—		1,391,312
Total revenues	2,114,838	91,842		—		2,206,680

Expenses
Compensation and benefits:
Cash-based compensation and benefits	522,715	(45,088)	(1)	—		363,930
		(113,697)	(5)
Equity-based compensation	—	—		579,207	(6)	657,042
				77,835	(7)
Performance allocation compensation	—	721,097	(5)	—		721,097
Total compensation and benefits	522,715	562,312		657,042		1,742,069
General, administrative and other	260,748	(33,885)	(1)	19,496	(8)	246,359
Depreciation and amortization	7,137	(397)	(1)	—		6,740
Interest expense	18,993	(612)	(1)	—		22,372
		3,991	(4)
Expenses of consolidated entities:
Interest expense	722	(722)	(1)	—		—
Other	7,241	(2,016)	(1)	—		5,225
Total expenses	817,556	528,671		676,538		2,022,765

Investment income
Income from investments:
Net losses from investment activities	(5,839)	5,839	(1)	—		—
Gain on deconsolidation	401,695	(401,695)	(1)
Interest, dividends and other	8,123	(3,114)	(1)	—		5,009
Investment income of consolidated entities:
Net gains from investment activities	(18,691)	18,691	(1)	—		—
Unrealized gains on derivative liabilities	(239,269)	—		—		(239,269)
Interest, dividends and other	5,410	(5,399)	(1)	—		11
Total investment income	151,429	(385,678)		—		(234,249)
Income before income taxes	1,448,711	(822,507)		(676,538)		(50,334)
Income tax expense	9,779	303	(1)	23,180	(9)	33,262
Net income	1,438,932	(822,810)		(699,718)		(83,596)
Less:
Net loss attributable to redeemable equity in consolidated entities	(195,906)	—		—		(195,906)
Net income attributable to non-controlling interests in consolidated TPG Funds	(12,380)	12,380	(1)	—		—
Net income attributable to other non-controlling interests	719,640	8,672	(1)	(359,307)	(10)	28,239
		360,555	(2)
		2,677	(3)
		(622)	(4)
		(703,376)	(5)
Net income attributable to TPG Inc.	$927,578	$(503,096)		$(340,411)	(11)	$84,071

	TPG Group Holdings Historical	Reorganization and Other Transaction Adjustments	Offering Transaction Adjustments	TPG Inc. Pro Forma
Pro forma net income per share data: (11)
Weighted-average shares of Class A common stock outstanding
Basic				79,254,937
Diluted				308,907,578
Net income available to Class A common stock per share
Basic				$1.06
Diluted				$(0.42)
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
Transfer of other investments:
The TPG Operating Group also transferred the economic entitlements associated with certain other investments, including our investment in our former affiliate. For the year ended December 31, 2021, the impact results in the exclusion of total revenues of $8.7 million and the exclusion of investment income of $92.9 million with a reduction to net income attributable to controlling interests of $85.6 million and non-controlling interest of $16.0 million. For the year ended December 31, 2020, the impact results in the exclusion of total revenues of $74.7 million, expenses of $80.0 million and investment income of $399.0 million with a reduction to net income attributable to controlling interests of $231.2 million and non-controlling interest of $13.4 million.
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

Impact Summary:
The amounts for these adjustments were derived based on historical financial results. The following table summarizes the pro forma impact for the Excluded Assets and deconsolidated TPG Funds:

	Year Ended December 31, 2021			Year Ended December 31, 2020
($ in thousands)	Exclusion of legacy entities	Exclusion of consolidated funds	Total	Exclusion of legacy entities	Exclusion of consolidated funds	Total
Revenues
Fees and other	$—	$—	$—	$(85,174)	$—	$(85,174)
Capital allocation-based income (loss)	(8,653)	—	(8,653)	159,840	—	159,840
Total revenues	(8,653)	—	(8,653)	74,666	—	74,666

Expenses
Compensation and benefits	—	—	—	(45,088)	—	(45,088)
General, administrative and other	—	—	—	(33,885)	—	(33,885)
Depreciation and amortization	—	—	—	(397)	—	(397)
Interest expense	—	—	—	(612)	—	(612)
Expenses of consolidated TPG Funds and Public SPACs:			—			—
Interest expense	—	(740)	(740)	—	(722)	(722)
Other	—	(1,629)	(1,629)	—	(2,016)	(2,016)
Total expenses	—	(2,369)	(2,369)	(79,982)	(2,738)	(82,720)

Investment income
Income from investments:
Net losses (gains) from investment activities	(92,860)	—	(92,860)	5,839		5,839
Gain on deconsolidation	—	—	—	(401,695)		(401,695)
Interest, dividends and other	—	—	—	(3,114)	—	(3,114)
Investment income of consolidated TPG Funds and Public SPACs:
Net gains (losses) from investment activities	—	(23,392)	(23,392)	—	18,691	18,691
Unrealized gains (losses) on derivative liabilities Public SPACs	—	—	—	—	—	—
Interest, dividends and other	—	(4,029)	(4,029)	—	(5,399)	(5,399)
Total investment income	(92,860)	(27,421)	(120,281)	(398,970)	13,292	(385,678)
Income before income taxes	(101,513)	(25,052)	(126,565)	(244,322)	16,030	(228,292)
Income tax expense	—	—	—	303	—	303
Net income (loss)	(101,513)	(25,052)	(126,565)	(244,625)	16,030	(228,595)
Less:
Net loss attributable to redeemable equity in Public SPACs	—	—	—	—	—	—
Net income (loss) attributable to non-controlling interests in consolidated TPG Funds	—	(19,287)	(19,287)	—	12,380	12,380
Net income (loss) attributable to other non-controlling interests	128,043	(903)	127,140	8,103	569	8,672
Net income (loss) attributable to controlling interests	$(229,556)	$(4,862)	$(234,418)	$(252,728)	$3,081	$(249,647)
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
The primary impact of this is a reallocation from income attributable to controlling interests to income attributable to non-controlling interests. Specifically, this adjustment reflects reclassifications of $896.3 million and $360.6 million for the years ended December 31, 2021 and 2020, respectively, from net income attributable to controlling interests to net income attributable to other non-controlling interests.
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
The impact of the adjustment is an increase to interest expense of $4.0 million with a corresponding impact to net income attributable to controlling interests and non-controlling interest holders for the years ended December 31, 2021 and 2020, respectively.
5)Reflects the reclassification of performance allocation amounts owed to senior professionals from other non-controlling interests to performance allocation compensation. Following the IPO, we account for partnership distributions to our partners and professionals as performance allocation compensation expense. As described in Note 2 above, we have adjusted our performance allocation sharing percentage and in conjunction with allocating between 65% and 70% of performance allocations associated with the Specified Company Assets to certain of our people, we are reducing the amounts of cash-based bonuses and increasing the performance allocation compensation expense. For the year ended December 31, 2021, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $2,398.2 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $140.3 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $118.3 million and $22.0 million, respectively. Amounts have been derived based upon our historical results.
For the year ended December 31, 2020, the impact to the unaudited pro forma Condensed Consolidated Statement of Operations included additional performance allocation compensation of $607.4 million with a corresponding reduction to net income attributable to non-controlling interest and a reduction of $113.7 million from cash-based compensation and benefits with a corresponding increase to net income attributable to controlling and non-controlling interest of $96.0 million and $17.7 million, respectively. Amounts have been derived based upon our historical results.
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
8)We incurred approximately $19.5 million in additional non-recurring transaction and Reorganization related costs in connection with the IPO. These amounts are not directly related to the issuance of securities in the IPO but are related to the Reorganization and have been reflected as an adjustment in the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2020.
9)The TPG Operating Group partnerships continue to be treated as partnerships for U.S. federal and state income tax purposes. Following the IPO, we are subject to U.S. federal income taxes, in addition to state, local and foreign income taxes with respect to our allocable share of any taxable income generated by the TPG Operating Group that flows through to its interest holders, including us. As a result, the unaudited pro forma Condensed Consolidated Statement of Operations reflects adjustments to our income tax expense to reflect a blended statutory tax rate of 23% at TPG, which was calculated assuming the U.S. federal rates currently in effect and the statutory rates applicable to each state, local and foreign jurisdiction where we estimate our income will be apportioned. The following table summarizes the impact for the period presented:

	Year Ended December 31, 2021	Year Ended December 31, 2020
($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$2,157,059	$626,204
Less:
Provision for local and foreign income taxes	9,038	10,082
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Net income attributable to other non-controlling interests	965,344	387,546
Income before provision for income taxes attributable to TPG Operating Group	1,027,546	424,482
TPG Inc. blended statutory tax rate	0.00%	0.00%
Provision for TPG Inc. statutory income tax	—	—
Provision for local and foreign income taxes	9,038	10,082
Less: Prior recorded provision attributable to TPG	9,038	9,779
Adjustment to provision for income taxes	$—	$303

	Year Ended December 31, 2021	Year Ended December 31, 2020
($ in thousands)	Offering Transaction Adjustment
Income before provision for income taxes	$1,656,452	$(50,334)
Less:
Provision for local and foreign income taxes	9,038	10,082
Net income (loss) attributable to redeemable interest in Public SPACs	155,131	(195,906)
Net income attributable to other non-controlling interests	1,191,994	28,239
Income before provision for income taxes attributable to TPG Inc.	300,289	107,251
TPG Inc. blended statutory tax rate	23%	23%
Provision for income taxes	$69,066	$24,667
Add: Provision for income taxes of consolidated affiliates of TPG Inc.	8,913	8,595
Less: Prior recorded provision attributable to TPG	9,038	10,082
Adjustment to provision for income taxes	$68,941	$23,180
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

The computation of the pro forma income attributable to non-controlling interests in the TPG Operating Group is shown below.

	Year Ended December 31, 2021	Year Ended December 31, 2020
($ in thousands)	Reorganization and Other Transaction Adjustments
Income before provision for income taxes	$2,157,059	$626,204
Less:
Provision for local and foreign income taxes	9,038	10,082
Net (loss) income attributable to redeemable interest in Public SPACs	155,131	(195,906)
Allocable Income	1,992,890	812,028
Less:
TPG Inc.’s economic interest in the TPG Operating Group (a)	1,027,546	424,482
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$965,344	$387,546
___________
(a)The amount represents the net income attributable to non-controlling interest holders in the TPG Operating Group adjusted for the allocation of equity-based compensation expenses related to TPG Partner Holdings units and indirect economic interests in RemainCo held by our partners. Refer to Note 6 herein.

	Year Ended December 31, 2021	Year Ended December 31, 2020
($ in thousands)	Offering Transaction Adjustment
Income before provision for income taxes	$1,656,452	$(50,334)
Less:
Provision for local and foreign income taxes	77,979	33,262
Net (loss) income attributable to redeemable interest in Public SPACs	155,131	(195,906)
Allocable Income	1,423,342	112,310
Less:
TPG Inc.’s economic interest in the TPG Operating Group	231,348	84,071
Net income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries (a)	1,191,994	28,239
Less: As adjusted pro forma income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	965,344	387,546
Adjustment to income attributable to non-controlling interest in the TPG Operating Group and its consolidated subsidiaries	$226,650	$(359,307)
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

	Year Ended December 31, 2021	Year Ended December 31, 2020
($ in thousands, except share and per share amounts)
Pro forma basic net income per share:
Numerator
Net income	$1,578,473	$(83,596)
Less: Net income attributable to participating securities	23,089	8,513
Net (loss) income attributable to redeemable interests in Public SPACs	155,131	(195,906)
Net income attributable to interests in other non-controlling interest	1,169,357	20,132
Net income attributable to Class A common stockholders – Basic	$230,896	$83,665
Denominator
Shares of Class A common stock outstanding – Basic	79,360,700	79,254,937
Basic net income per share	$2.91	$1.06
Pro forma diluted net income per share:
Numerator
Net income attributable to Class A common stockholders – Basic	230,896	83,665
Reallocation of net income assuming exchange of Common Units to Class A common stock	324,052	(212,355)
Net income attributable to Class A common stockholders – Diluted	$554,948	$(128,690)
Denominator
Weighted-average shares of Class A common stock outstanding – Basic	79,360,700	79,254,937
Vesting of restricted share awards	—	—
Exchange of Common Units to Class A common stock	229,652,641	229,652,641
Weighted-average shares of Class A common stock outstanding – Diluted	309,013,341	308,907,578
Diluted net income per share:	$1.80	$(0.42)
In computing the dilutive effect, if any, that equity-based awards would have on earnings per share, we consider the reallocation of net income between holders of Class A common stock and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
The following table sets forth our non-GAAP and pro forma non-GAAP financial measures after Reorganization and Offering Transaction Adjustments for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021			Year Ended December 31, 2020
($ in thousands)	Non-GAAP	Pro Forma Non-GAAP		Non-GAAP	Pro Forma Non-GAAP
Management fees	$718,364	$718,364		$623,658	$623,658
Transaction, monitoring and other fees, net	102,041	102,041		49,455	49,455
Other income	46,673	53,957	(1)	42,920	54,339	(1)
Fee Related Revenues	867,078	874,362		716,033	727,452
Compensation and benefits, net	521,413	381,135	(2)	441,245	327,548	(2)
Operating expenses, net	167,114	167,114		173,338	173,338
Fee Related Expenses	688,527	548,249		614,583	500,886
Total Fee-Related Earnings	$178,551	$326,113		$101,450	$226,566
Realized performance allocations, net	999,603	204,664	(2), (3)	313,490	40,817	(2), (3)
Realized investment income and other, net	92,720	66,720	(4)	57,231	5,036	(4)
Depreciation expense	(6,775)	(6,775)		(6,556)	(6,556)
Interest expense, net	(14,928)	(18,919)	(5)	(14,843)	(18,835)	(5)
Distributable Earnings	$1,249,171	$571,803		$450,772	$247,028
Income taxes	(9,308)	(33,684)	(6)	(9,305)	(14,552)	(6)
After-Tax Distributable Earnings	$1,239,863	$538,119		$441,467	$232,476
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
2)This adjustment reflects the expected reduction of our cash-based bonuses relative to what we historically paid to our partners and professionals within compensation and benefits, net. Through the Reorganization, we have increased certain of our people’s share of performance allocations associated with the Specified Company Assets from approximately 50% to between 65% and 70%. The impact of this is a decrease in compensation and benefits, net of $140.3 million and $113.7 million for the years ended December 31, 2021 and 2020, respectively.
3)Realized performance allocations, net only include the amounts the TPG Operating Group is entitled to after gross realized performance allocations has been reduced by realized performance allocation compensation and non-controlling interests. Following the Reorganization, the TPG Operating Group receives approximately 20% of the future performance allocations associated with the general partner entities that we retained an economic interest in. This adjustment to our sharing percentage was made to allow us to reduce amounts we would expect to pay out as discretionary cash bonuses in the future paid to our partners. The impact of this adjustment is a decrease in realized performance allocations, net of $794.9 million and $272.7 million for the years ended December 31, 2021 and 2020, respectively.
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
Unaudited Pro Forma Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our TPG Funds and our co-investments in TPG Funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the below presentation as of December 31, 2022. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Condensed Consolidated Statement of Financial Condition to the non-GAAP Balance Sheet.
The following table sets forth our pro forma non-GAAP book assets, book liabilities and book value after the IPO transaction adjustments as of December 31, 2022 and 2021:

		Year Ended December 31, 2021
($ in thousands)	December 31, 2022	Non-GAAP	Pro Forma Non-GAAP
Book Assets
Cash and cash equivalents	$691,687	$242,370	$646,387	(1), (2)
Restricted cash	13,166	13,135	13,135
Accrued performance allocations	642,519	1,344,348	769,283	(3)
Other investments	576,814	894,741	894,741
Other assets, net	576,241	398,154	169,713	(1), (2)
Total Book Assets	$2,500,427	$2,892,748	$2,493,259
Book Liabilities
Accounts payable, accrued expenses and other	$48,183	$525,267	$308,421	(1), (2), (4)
Securitized borrowing, net	245,259	244,950	244,950
Senior unsecured term loan	199,307	199,494	199,494
Total Book Liabilities	$492,749	$969,711	$752,865
Net Book Value	$2,007,678	$1,923,037	$1,740,394	(5)
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
3)    Following the Reorganization, the TPG Operating Group and Common Unit holders received approximately 20% of the future performance allocations associated with the general partner entities that we retain an economic interest in as described in Note 1 above. This adjustment reduces our share of accrued performance allocations by $575.1 million.
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

	Year Ended December 31,
($ in thousands)	2021	2020
Total Pro Forma GAAP Net Income	$1,578,473	$(83,596)
Net loss (income) attributable to redeemable equity in Public SPACs	(155,131)	195,906
Net income attributable to other non-controlling interests	(756,925)	(395,032)
Performance fees from other non-controlling interest	(5,908)	—
Share-based compensation expense	500,608	657,042
Amortization expense	14,195	—
Unrealized performance allocations, net	(425,924)	(153,807)
Unrealized investment income	(232,988)	(15,542)
Unrealized gains on derivatives	(20,626)	9,570
Income tax expense	44,565	17,935
Other	(2,220)	—
Pro Forma After-tax Distributable Earnings	$538,119	$232,476
Income tax expense	33,684	14,552
Pro Forma Distributable Earnings	$571,803	$247,028
Realized performance fees, net	(204,664)	(40,817)
Realized investment income and other, net	(66,719)	(5,036)
Depreciation expense	6,775	6,556
Interest expense, net	18,918	18,835
Total Pro Forma Fee-Related Earnings	$326,113	$226,566

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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our Consolidated Statement of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
The following table sets forth our total FRE and DE for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
Management fees	$929,860	$718,364	$623,658
Transaction, monitoring and other fees, net	109,078	102,041	49,455
Other income	47,069	46,673	42,920
Fee Related Revenues	1,086,007	867,078	716,033
Compensation and benefits, net	392,968	521,413	441,245
Operating expenses, net	239,189	167,114	173,338
Fee Related Expenses	632,157	688,527	614,583
Total Fee-Related Earnings	$453,850	$178,551	$101,450
Realized performance allocations, net	282,383	999,603	313,490
Realized investment income and other, net	42,038	92,720	57,231
Depreciation expense	(4,590)	(6,775)	(6,556)
Interest expense, net	(13,795)	(14,928)	(14,843)
Distributable Earnings	$759,886	$1,249,171	$450,772
Income taxes	(59,623)	(9,308)	(9,305)
After-Tax Distributable Earnings	$700,263	$1,239,863	$441,467
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee-Related Revenues
Fee-related revenues increased by $218.9 million, or 25% for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to additional management fees of $211.5 million and transaction, monitoring and other fees, net of $7.0 million.
Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Capital	$382,992	$335,376
Impact	179,742	106,096
Real Estate	153,908	70,442
Growth	141,735	142,388
Market Solutions	71,483	64,062
Total Management Fees	$929,860	$718,364

Management fees increased by $211.5 million, or 29%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was largely due to fee earning capital raised resulting in additional management fees of $83.5 million earned from the Real Estate platform, primarily as a result of the activation of TREP IV during the first quarter of 2022. Management fees generated from the Impact platform increased $73.6 million, due to the activation of Rise Climate in the third quarter of 2021, and Rise III in the second quarter of 2022. The Capital platform had an increase of $47.6 million in management fees, largely from the activation of both TPG IX and Asia VIII in the third quarter of 2022, partially offset by a decrease of $30.0 million in TPG VII. The Market Solutions platform also contributed $7.4 million to the overall management fee increase primarily due to the acquisition of NewQuest in July 2021.
Certain management fees earned during the year ended December 31, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate and TTAD II in the amount of $2.8 million.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Market Solutions	$91,426	$91,737
Impact	6,730	4,264
Real Estate	5,181	—
Capital	5,094	5,545
Growth	647	495
Total Transaction, Monitoring and Other Fees, Net	$109,078	$102,041
Transaction, monitoring and other fees, net increased by $7.0 million, or 7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily attributable to the Real Estate platform driven by TRTX incentive fees.
Other Income
The following table presents other income for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Former affiliate funds	$27,915	$38,942
Other income	19,154	2,570
Other investments	—	5,161
Total Other Income(1)	$47,069	$46,673
___________
(1) Includes other income of $13.5 million during the year ended December 31, 2021, generated by certain other investments that were transferred to RemainCo as Excluded Assets on December 31, 2021. Accordingly, there was no impact for the year ended December 31, 2022.
Total other income increased by $0.4 million, or 1%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change primarily resulted from an increase in income earned from RemainCo under the RemainCo administrative agreement, offset by the transfer of certain of our strategic investments to RemainCo on December 31, 2021.

Fee-Related Expenses
Fee-related expenses decreased by $56.4 million, or 8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, comprised primarily of lower compensation and benefits, net of $128.4 million partially offset by increased operating expenses, net of $72.1 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Salaries	$197,587	$169,552
Bonuses(1)	196,083	342,276
Benefits and other	71,061	71,065
Reimbursements	(71,764)	(61,480)
Total Compensation and Benefits, Net	$392,968	$521,413
___________
(1)Includes bonus compensation of $140.3 million during the year ended December 31, 2021 for TPG senior professionals.
Total compensation and benefits, net decreased by $128.4 million, or 25%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily due to a decrease in bonuses of $146.2 million as a result of certain TPG senior professionals no longer receiving discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries of $28.0 million driven by firm headcount expansion.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net were $239.2 million and $167.1 million for the year ended December 31, 2022 and 2021, respectively, with the increase of $72.1 million primarily due to an increase in professional fees of $26.1 million, travel expenses of $19.8 million, and other administrative expenses of $26.3 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $282.4 million during the year ended December 31, 2022 and $999.6 million during the year ended December 31, 2021, with the following platform breakout:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Capital	$250,382	$725,171
Impact	15,961	568
Growth	13,681	234,025
Real Estate	1,110	27,707
Market Solutions	1,249	12,132
Total Realized Performance Allocations, Net(1)	$282,383	$999,603
___________
(1)Includes realized performance allocation, net of $794.9 million during the year ended December 31, 2021 attributable to the TPG Operating Group Excluded entities. As previously described herein, these entities’ performance allocations are not a component of distributable earnings beginning in the fiscal year ending December 31, 2022.

Realized performance allocations, net of $282.4 million for the year ended December 31, 2022 were largely generated from realizations of $191.8 million from TPG VII, $25.9 million from TPG VIII and $19.4 million from Asia VII within the Capital platform. Realizations within the Impact platform of $16.0 million were generated from Rise I. This activity consisted of realizations sourced from portfolio companies including McAfee, Wind River, Kelsey-Seybold Clinics, Greencross, and DirecTV.
Realized performance allocations, net of $999.6 million for the year ended December 31, 2021 were largely generated from realizations in TPG VII of $501.6 million, TPG VI of $173.5 million and Asia VI of $28.4 million in the Capital platform. Realizations from the Growth platform were generated from Growth III of $131.2 million, Growth II of $35.8 million, Biotech III of $27.8 million, TSI of $24.0 million and TTAD I of $11.2 million. Realizations from the Real Estate platform were generated from Real Estate II of $24.5 million. The activity consisted of realizations sourced from portfolio companies including Astound, Kindred at Home, Transplace Holdings, Creative Artists Agency, DirecTV and Medical Solutions.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Investments in TPG funds	$82,174	$111,151
Other investments	—	23,647
Non-core income (expense)	(40,136)	(42,078)
Total Realized Investment Income and Other, Net(1)	$42,038	$92,720
___________
(1)Includes realized investment income and other, net of $26.0 million during the year ended December 31, 2021 generated by certain other investments that were transferred to RemainCo as of December 31, 2021.
Realized investment income and other, net decreased by $50.7 million, or 55%, resulting from lower realizations of $29.0 million from our investments in TPG funds and the transfer of certain of our strategic investments to RemainCo on December 31, 2021.
Depreciation
Depreciation expense decreased $2.2 million, or 32%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Interest expense	$21,601	$15,728
Interest (income)	(7,806)	(800)
Interest Expense, Net	$13,795	$14,928
The decrease in interest expense, net during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to higher interest income from interest earned on cash and cash equivalents, partially offset by higher interest rates on certain borrowings.

Distributable Earnings
The decrease in DE for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to lower realized performance allocations, net, partially offset by a 154% increase in our Fee-Related Earnings.
Income Taxes
Income taxes increased $50.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in income taxes is a result of the Company being subject to federal income taxes subsequent to the Reorganization and IPO.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Fee-Related Revenues
Fee-related revenues increased by $151.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to higher management fees of $94.7 million and transaction, monitoring and other fees, net of $52.6 million.
Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Capital	$335,376	$335,123
Growth	142,388	110,551
Impact	106,096	63,755
Real Estate	70,442	70,449
Market Solutions	64,062	43,780
Total Management Fees	$718,364	$623,658
The increase in management fees of $94.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was largely due to additional management fees of $42.3 million earned from the Impact platform, primarily as a result of the activation of Rise Climate during the third quarter of 2021. Management fees generated from the Growth platform increased $31.8 million, driven by Growth V, TTAD I and TDM which generated $49.7 million, $5.2 million and $3.0 million, respectively. This was partially offset by lower fees generated from Growth IV of $21.9 million. Market Solutions also contributed $20.3 million to the overall management fee increase due to the acquisition of the NewQuest funds during 2021.
Certain management fees in the year ended December 31, 2021 were considered catch-up fees as a result of additional capital commitments from limited partners to Growth V and Rise II in the amounts of $9.2 million and $0.2 million, respectively. Both funds were activated in 2020.

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
The increase in other income of $3.8 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily driven by appreciation from our investment in our former affiliate funds resulting in $4.8 million of additional income.
Fee-Related Expenses
Fee-related expenses increased by $73.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily comprised of additional compensation and benefits, net of $80.2 million, partially offset by decreased operating expenses, net of $6.2 million.

Compensation and Benefits, Net
The following table presents compensation and benefits, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Salaries	$169,552	$158,967
Bonuses(1)	342,276	278,059
Benefits and other	71,065	60,980
Reimbursements	(61,480)	(56,761)
Total Compensation and Benefits, Net	$521,413	$441,245
___________
(1)Includes bonus compensation of $138.6 million and $113.7 million during the year ended December 31, 2021 and 2020, respectively, for TPG senior professionals.
The increase in compensation and benefits, net of $80.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to increased bonuses of $64.2 million, benefits and other of $10.1 million, and salaries of $10.6 million as a result of additional headcount and merit increases driven by growth in fee-related revenues and the consolidation of NewQuest. The increase was partially offset by additional compensation reimbursements related to services provided to certain funds and portfolio companies.
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
The increase in realized investment income and other, net of $35.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to realizations from our investments in the TPG Funds of $78.3 million. Of that amount, $53.5 million was attributable to the Capital platform, $10.6 million to the Growth platform, and $3.4 million to the Market Solutions Platform. The increase was partially offset by a reduction in other investments of $8.0 million and increased non-core transaction expenses of $28.3 million primarily related to the Reorganization described in the Organization section herein.
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
Distributable Earnings
The increase in DE for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to higher FRE, realized performance allocations, net, and realized investment income and other, net.
Income Taxes
Income taxes were consistent for the years ended December 31, 2021 and December 31, 2020 driven by stable income generated by our consolidated foreign subsidiaries.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the years ended December 31, 2022, 2021 and 2020:
Revenue

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
GAAP Revenue	$2,002,887	$4,976,387	$2,114,838
Capital-allocation based income	(756,252)	(3,998,483)	(1,231,472)
Deconsolidation of former affiliate	—	—	(87,235)
Expense reimbursements	(166,090)	(132,810)	(110,457)
Investment income and other	5,462	21,984	30,359
Fee-Related Revenue	$1,086,007	$867,078	$716,033
Expenses

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
GAAP Expenses	$1,944,799	$916,566	$817,556
Depreciation and amortization expense	(32,990)	(21,223)	(7,137)
Interest expense	(21,612)	(16,291)	(18,993)
Expenses related to consolidated TPG Funds and Public SPACs	(3,316)	(20,764)	(7,963)
Deconsolidation of former affiliate	—	—	(96,324)
Expense reimbursements	(166,090)	(132,810)	(110,457)
Performance allocation compensation	(416,556)	—	—
Equity-based compensation	(627,714)	—	—
Non-core expenses and other	(44,364)	(36,951)	37,901
Fee-Related Expenses	$632,157	$688,527	$614,583

Net income

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
Net Income	$(56,235)	$4,655,997	$1,438,932
Net (income) loss attributable to redeemable interests in Public SPACs	(14,648)	(155,131)	195,906
Net (income) loss attributable to non-controlling interests in consolidated TPG Funds	—	(19,287)	12,380
Net loss attributable to other non-controlling interests	(11,293)	(2,081,170)	(548,504)
Gain on deconsolidation	—	—	(401,695)
Amortization expense	14,153	14,195	—
Equity-based compensation	634,759	—
Unrealized performance allocations, net	117,924	(856,505)	(267,432)
Unrealized investment income	48,796	(295,390)	(20,009)
Unrealized (gain) loss on derivatives	(1,119)	(20,626)	21,056
Income taxes	(26,454)	—	—
Non-recurring items	(5,620)	(2,220)	10,833
After-tax Distributable Earnings	$700,263	$1,239,863	$441,467
Income taxes	$59,623	$9,308	$9,305
Distributable Earnings	$759,886	$1,249,171	$450,772
Realized performance allocations, net	(282,383)	(999,603)	(313,490)
Realized investment income and other, net	(42,038)	(92,720)	(57,231)
Depreciation expense	4,590	6,775	6,556
Interest expense, net	13,795	14,928	14,843
Other	—	—	—
Fee-Related Earnings	$453,850	$178,551	$101,450

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of December 31, 2022 and December 31, 2021:

	As of December 31,
($ in thousands)	2022	2021
Total GAAP Assets	$7,941,738	$8,962,013
Impact of consolidated TPG Funds and Public SPACs
Cash and cash equivalents	(5,097)	(5,371)
Assets held in Trust Account	(653,635)	(1,000,027)
Due from affiliates	(45)	(74)
Other assets	(412)	(18,993)
Subtotal for consolidated TPG Funds and Public SPACs	(659,189)	(1,024,465)
Impact of other consolidated entities
Cash and cash equivalents	(415,797)	(730,359)
Due from affiliates	(211,097)	81,557
Investments	(4,110,535)	(4,204,888)
Other assets	(134,505)	(282,272)
Subtotal for other consolidated entities	(4,871,934)	(5,135,962)
Reclassification adjustments (1)
Due from affiliates	8,458	(13,930)
Investments	(1,219,333)	(1,904,158)
Accrued performance allocations	642,519	1,344,348
Investments in funds	576,814	559,810
Other assets	81,354	105,092
Subtotal for reclassification adjustments	89,812	91,162
Total Book Assets	$2,500,427	$2,892,748

	As of December 31,
($ in thousands)	2022	2021
Total GAAP Liabilities	$4,202,232	$1,700,572
Impact of consolidated TPG Funds and Public SPACs
Accounts payable and accrued expenses	(236)	(8,484)
Derivative liabilities of Public SPACs	(667)	(13,048)
Deferred underwriting	(22,750)	(35,000)
Subtotal for consolidated TPG Funds and Public SPACs	(23,653)	(56,532)
Impact of other consolidated entities
Accounts payable and accrued expenses	(90,685)	(131,737)
Due to affiliates	(134,562)	(820,998)
Accrued performance allocation compensation	(3,269,889)	—
Other liabilities	(206,276)	(238,055)
Subtotal for other consolidated entities	(3,701,412)	(1,190,790)
Reclassification adjustments (1)
Accounts payable and accrued expenses	40,698	522,653
Due to affiliates	(5,301)	(6,001)
Other liabilities	(19,815)	(191)
Subtotal for reclassification adjustments	15,582	516,461
Total Book Liabilities	$492,749	$969,711
Total GAAP redeemable equity from consolidated Public SPACs	$653,635	$1,000,027
Impact of consolidated TPG Funds and Public SPACs (2)	(653,635)	(1,000,027)
Total Book redeemable equity from consolidated Public SPACs	$—	$—
Total GAAP Equity	$3,085,871	$6,261,414
Impact of consolidated TPG Funds and Public SPACs	18,099	32,094
Impact of other consolidated entities	(1,170,522)	(3,945,172)
Reclassification adjustments (1)	74,230	(425,299)
Net Book Value	$2,007,678	$1,923,037
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
(2)The $653.6 million and $1,000.0 million redeemable equity, respectively, represent ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately from U.S. GAAP partners’ capital in the accompanying Consolidated Financial Statements.
Operating Metrics
We monitor certain operating metrics that are common to the asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include those of our former affiliate or other investments that will not be included in the TPG Operating Group.
Assets Under Management
AUM represents the sum of (i) fair value of the investments and financial instruments held by our TPG funds managed by us, plus the capital that we are entitled to call from investors in those funds and co-investors, pursuant to the terms of their respective capital commitments, net of outstanding leverage, including capital commitments to funds that have yet to commence their investment periods; (ii) the net asset value of our hedge funds; (iii) the gross amount of assets (including leverage) for our mortgage REIT and collateralized fundraising vehicles; and (iv) IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our SPACs upon the consummation of a business combination. Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage or calculated pursuant to any regulatory definitions.

The tables below present rollforwards of our total AUM for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in millions)
Balance as of Beginning of Period	$113,618	$89,526	$84,994
Capital Raised	30,024	20,456	7,016
Realizations	(15,530)	(25,389)	(10,673)
Changes in Investment Value (1)	6,922	29,025	8,189
AUM as of end of period	$135,034	$113,618	$89,526
___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of December 31, 2022, 2021 and 2020:

	As of December 31,
	2022	2021	2020

	($ in millions)
Capital	$66,392	$55,337	$49,761
Growth	23,138	21,960	16,388
Real Estate	19,503	12,678	10,380
Impact	16,429	13,549	5,941
Market Solutions	9,572	10,094	7,056
AUM as of end of period	$135,034	$113,618	$89,526
AUM increased from approximately $113.6 billion as of December 31, 2021 to approximately $135.0 billion as of December 31, 2022. During the year ended December 31, 2022, new capital of $30.0 billion was raised primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform. Realizations totaled $15.5 billion and were primarily attributable to TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, TRTX and TREP III within the Real Estate platform and Rise I within the Impact platform. AUM also increased due to portfolio appreciation of 8% recognized during the year ended December 31, 2022.
AUM increased from approximately $89.5 billion as of December 31, 2020 to approximately $113.6 billion as of December 31, 2021. During the year ended December 31, 2021, new capital of $20.5 billion was raised primarily attributable to Rise Climate within the Impact platform, TTAD II and Growth V within the Growth platform, TAC+ within the Real Estate platform and AAF within the Capital platform. Realizations totaled $25.4 billion and were primarily attributable to the Capital platform, including TPG VI, TPG VII and TPG VIII and Growth III within the Growth platform. These were offset by portfolio appreciation of 38% recognized during the year ended December 31, 2021.
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

The table below present rollforwards of our FAUM for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in millions)
Balance as of Beginning of Period	$60,094	$50,655	$49,899
Fee Earning Capital Raised(1)	23,769	10,443	4,398
Net Change in Actively Invested Capital(2)	(1,365)	(1,003)	(2,213)
Reduction in Fee Base of Certain Funds(3)	(4,553)	(1)	(1,429)
FAUM as of end of period	$77,945	$60,094	$50,655
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
The following table summarizes our FAUM by platform as of December 31, 2022, 2021 and 2020:

	As of December 31,
	2022	2021	2020

	($ in millions)
Capital	$35,371	$26,208	$27,381
Real Estate	13,324	6,235	5,904
Impact	12,739	10,801	4,439
Growth	10,830	10,514	8,397
Market Solutions	5,681	6,336	4,534
FAUM as of end of period	$77,945	$60,094	$50,655
FAUM increased from $60.1 billion as of December 31, 2021 to $77.9 billion as of December 31, 2022. The increase was related to fee earning capital raised activity totaling $23.8 billion primarily attributable to the activation of TPG IX, Asia VIII and THP II within the Capital platform, which were activated during the third quarter of 2022. The increase was also attributable to the activation of TREP IV in the Real Estate platform, which was activated during the first quarter of 2022 and the activation of Rise III in the Impact platform, which was activated during the second quarter of 2022. These increases were partially offset by a decrease in actively invested capital of TPG VII within the Capital platform and reduction in fee base of TPG VIII and Asia VII within the Capital platform. For the year ended December 31, 2022, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.35%.
FAUM increased from $50.7 billion as of December 31, 2020 to $60.1 billion as of December 31, 2021. The increase was primarily attributable to the activation of Rise Climate, within the Impact platform during the third quarter of 2021, the activation of Growth V, within the Growth platform during the third quarter of 2020, and the acquisition of NewQuest offset by net change in actively invested capital of TPG VII within the Capital platform. For the year ended December 31, 2021, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.30%.

Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021

	($ in millions)
Fund Vintage
2017 & Prior	$298	$898
2018	54	95
2019	193	245
2020	62	68
2021	35	40
2022	1	—
Net Accrued Performance Allocations	$643	$1,346

	As of December 31,
	2022	2021

	($ in millions)
Platform
Capital	$362	$856
Growth	162	289
Impact	62	89
Real Estate	30	38
Market Solutions	27	74
Net Accrued Performance Allocations	$643	$1,346
Net accrued performance allocations were primarily comprised of TPG VII, TPG VIII, Asia VII and Growth IV as of December 31, 2022 and TPG VII, TPG VIII, Asia VI, Asia VII and Growth III as of December 31, 2021.
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
Performance Allocation Generating AUM totaled $85.3 billion and $78.0 billion as of December 31, 2022 and December 31, 2021, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $121.0 billion and $102.1 billion as of December 31, 2022 and December 31, 2021, respectively.
AUM Subject to Fee Earning Growth
AUM Subject to Fee Earning Growth represents capital commitments that when deployed have the ability to grow our fees through earning new management fees (AUM Not Yet Earning Fees) or when capital is invested and management fees can be charged at a higher rate (FAUM Subject to Step-Up).
AUM Not Yet Earning Fees represents the amount of capital commitments to TPG investment funds and co-investment vehicles that has not yet been invested or considered active, and as this capital is invested or activated, the fee-

paying portion will be included in FAUM. FAUM Subject to Step-Up represents capital raised within certain funds where the management fee rate increases once capital is invested. Subject to certain limitations, limited partners in these funds pay a lower fee on committed and undrawn capital. As capital is drawn down for investments, the fees paid on that capital increases. FAUM Subject to Step-Up is included within FAUM.
The table below reflects AUM Subject to Fee Earning Growth by platform as of December 31, 2022, 2021 and 2020:

	As of December 31,
	2022	2021	2020

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,551	$1,054	$1,436
Growth	2,863	3,279	1,518
Market Solutions	1,573	1,056	1,108
Real Estate	1,172	1,201	255
Impact	939	258	300
Total AUM Not Yet Earning Fees	$10,098	$6,848	$4,617

FAUM Subject to Step-Up:
Capital	$2,129	$1,865	$3,388
Real Estate	777	678	2,230
Total FAUM Subject to Step-Up:	2,906	2,543	5,618
Total AUM Subject to Fee Earning Growth	$13,004	$9,391	$10,235
As of December 31, 2022, AUM Not Yet Earning Fees was $10.1 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TAC+ within the Real Estate platform and TSCF within the Market Solutions platform.
As of December 31, 2021, AUM Not Yet Earning Fees was $6.8 billion, which primarily consisted of TPG VII within the Capital platform, TTAD II within the Growth platform, TAC+ within the Real Estate platform and TSCF within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.75% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of December 31, 2022 relates to TPG IX and THP II within the Capital platform and TREP III within the Real Estate platform. FAUM Subject to Step-Up as of December 31, 2021 related to TPG VIII and THP I within the Capital platform and TREP III within the Real Estate platform.
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in millions)
Capital	$15,319	$4,174	$1,546
Real Estate	7,295	1,970	29
Impact	3,616	7,172	423
Growth	2,207	4,893	1,882
Market Solutions	1,587	2,247	3,136
Total Capital Raised	$30,024	$20,456	$7,016
Capital raised totaled approximately $30.0 billion for the year ended December 31, 2022. This was primarily attributable to the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform, Rise III within the Impact platform, TREP IV within the Real Estate platform and TDM within the Growth platform during the year ended December 31, 2022.
Capital raised totaled approximately $20.5 billion for the year ended December 31, 2021. This was attributable to the first closing of Rise Climate within the Impact platform, TTAD II and Growth V within the Growth platform, AAF within the Capital platform and TAC+ within the Real Estate platform during the year ended December 31, 2021. Capital raised during 2020 was attributable to the closings TPG VIII and THP I within the Capital platform, Rise II within the Impact platform and TPG Pace within the Market Solutions platform.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of December 31, 2022, 2021 and 2020:

	As of December 31,
	2022	2021	2020

	($ in millions)
Capital	$19,759	$10,696	$15,549
Real Estate	8,193	2,278	2,538
Impact	7,697	7,951	2,441
Growth	4,211	4,943	2,995
Market Solutions	3,098	2,552	2,158
Available Capital	$42,958	$28,420	$25,681
Available capital increased from approximately $28.4 billion as of December 31, 2021 to approximately $43.0 billion as of December 31, 2022. The increase was attributable to capital raised in TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform, and Rise III within the Impact platform, partially offset by capital invested in TPG VIII within the Capital platform and Rise Climate within the Impact platform.
Available capital increased from approximately $25.7 billion as of December 31, 2020 to approximately $28.4 billion as of December 31, 2021. The increase was attributable to capital raised in Rise Climate within the Impact platform and TTAD II in the Growth platform and TAC + within the Real Estate platform, partially offset by capital invested in TPG VIII within the Capital platform.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in millions)
Capital	$6,250	$10,624	$5,896
Impact	3,667	1,711	556
Growth	3,123	3,333	1,956
Real Estate	2,954	4,537	1,493
Market Solutions	559	1,434	—
Capital Invested	$16,553	$21,639	$9,901
Capital invested was $16.6 billion for the year ended December 31, 2022 which was primarily attributable to TPG VIII within the Capital platform, Rise Climate within the Impact platform, TTAD II within the Growth platform and TRTX within the Real Estate platform.
Capital invested increased to $21.6 billion for the year ended December 31, 2021 compared to $9.9 billion for the year ended December 31, 2020, which was primarily attributable to TPG VIII and AAF within the Capital platform, TRTX within the Real Estate platform, Growth V within the Growth platform, Rise II within the Impact platform, and TPG Pace within the Market Solutions platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	($ in millions)
Capital	$9,782	$15,773	$6,967
Real Estate	2,573	3,022	1,830
Growth	2,223	4,423	1,798
Impact	548	1,131	78
Market Solutions	404	1,040	—
Total Realizations	$15,530	$25,389	$10,673
Realizations were $15.5 billion for the year ended December 31, 2022 compared to $25.4 billion for the year ended December 31, 2021. This was primarily attributable to lower realization activities during the year ended December 31, 2022 in TPG VII, TPG VIII, Asia VII and THP I within the Capital platform, Growth IV and TTAD I within the Growth platform and TRTX and TREP III within the Real Estate platform.
Realizations totaled $25.4 billion for the year ended December 31, 2021 compared to $10.7 billion for the year ended December 31, 2020. This was primarily attributable to a higher pace of realization activities in TPG VI and TPG VII within the Capital platform and Growth III within the Growth platform.

Fund Performance Metrics
Fund performance information for our investment funds as of December 31, 2022 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”
The following tables reflect the performance of our funds as of December 31, 2022:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	1	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	32,670	993	33,663	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,055	19,302	4,351	23,653	27%	2.3x	21%	1.9x
TPG VIII	2019	11,505	10,686	2,735	14,053	16,788	54%	1.7x	35%	1.4x
TPG IX	2022	8,876	513	—	595	595	NM	NM	NM	NM
Capital Funds		78,703	69,227	111,673	19,994	131,667	23%	1.9x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,219	366	5,585	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,242	2,654	4,419	7,073	17%	2.2x	13%	1.8x
Asia VII	2017	4,630	4,303	1,883	5,833	7,716	28%	1.8x	18%	1.5x
Asia VIII	2022	3,428	321	—	321	321	NM	NM	NM	NM
Asia Funds		17,942	14,191	18,901	10,939	29,840	21%	2.1x	15%	1.7x
Healthcare Funds
THP I	2019	2,704	2,432	814	2,662	3,476	45%	1.5x	25%	1.3x
THP II	2022	1,956	225	—	261	261	NM	NM	NM	NM
Healthcare Funds		4,660	2,657	814	2,923	3,737	45%	1.5x	25%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	75	2,425	2,500	61%	1.9x	51%	1.7x
TPG AION	2021	207	207	—	207	207	—%	1.0x	(1)%	1.0x
Continuation Vehicles		1,524	1,521	75	2,632	2,707	53%	1.8x	44%	1.6x
Platform: Capital (excl-Legacy (15))		102,829	87,596	131,463	36,488	167,951	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	215	165	380	28%	1.8x	19%	1.5x
Platform: Capital		103,132	87,802	131,678	36,653	168,331	23%	2.0x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Growth
Growth Funds
STAR	2007	1,264		1,259	1,862	69	1,931	13%	1.5x	6%	1.3x
Growth II	2011	2,041		2,184	4,712	610	5,322	22%	2.5x	16%	2.0x
Growth III	2015	3,128		3,315	4,534	2,387	6,921	28%	2.1x	19%	1.7x
Growth IV	2017	3,739		3,568	1,834	4,556	6,390	25%	1.8x	17%	1.5x
Gator	2019	726		686	645	604	1,249	38%	1.8x	28%	1.6x
Growth V	2020	3,558		2,409	316	3,123	3,439	40%	1.5x	25%	1.3x
Growth Funds		14,456		13,421	13,903	11,349	25,252	21%	1.9x	15%	1.6x
TDM	2017	1,326		443	—	1,029	1,029	28%	2.3x	23%	2.0x
Tech Adjacencies Funds
TTAD I	2018	1,574		1,497	789	1,924	2,713	36%	1.8x	29%	1.6x
TTAD II	2021	2,963		1,567	—	1,569	1,569	(7)%	1.0x	(16)%	0.9x
Tech Adjacencies Funds		4,537		3,064	789	3,493	4,282	33%	1.5x	25%	1.3x
Platform: Growth (excl-Legacy (15))		20,319		16,928	14,692	15,871	30,563	21%	1.9x	15%	1.6x
Legacy Funds
Biotech III	2008	510		468	979	355	1,334	17%	2.9x	12%	2.2x
Biotech IV	2012	106		99	121	3	124	7%	1.3x	2%	1.1x
Biotech V	2016	88		81	27	54	81	—%	1.0x	(4)%	0.9x
ART	2013	258		242	27	239	266	2%	1.1x	(2)%	0.9x
Platform: Growth		21,281		17,818	15,846	16,522	32,368	20%	1.9x	14%	1.6x

Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,885	1,271	2,438	3,709	25%	2.0x	17%	1.6x
Rise II	2020	2,176		1,836	89	2,365	2,454	36%	1.4x	20%	1.2x
Rise III	2022	2,034		358	—	358	358	NM	NM	NM	NM
The Rise Funds		6,316		4,079	1,360	5,161	6,521	26%	1.7x	17%	1.4x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		416	16	523	539	8%	1.3x	3%	1.1x
Rise Climate	2021	7,268		2,218	34	2,335	2,369	29%	1.1x	(21)%	0.9x
TPG NEXT(19)	2022	510		—	—	—	—	NM	NM	NM	NM
Platform: Impact		15,048		6,846	1,778	8,019	9,797	25%	1.5x	15%	1.3x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,068	5	1,073	21%	1.9x	15%	1.6x
TREP II	2014	2,065		2,211	3,189	412	3,601	29%	1.7x	19%	1.5x
TREP III	2018	3,722		3,946	1,753	3,339	5,092	22%	1.4x	16%	1.3x
TREP IV	2022	6,820		555	9	546	555	NM	NM	NM	NM
TPG Real Estate Partners		13,685		7,288	6,019	4,302	10,321	24%	1.6x	17%	1.4x
TRTX	2014	1,916	14	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		915	86	875	961	5%	1.1x	1%	1.0x
Platform: Real Estate		17,398		8,203	6,105	5,177	11,282	24%	1.5x	16%	1.3x

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Market Solutions
TPEP Long/Short	NM	NM	NM	NM	2,249	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM	NM	NM	1,653	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	1,108	186	13	162	175	(6)%	0.9x	(8)%	0.9x
TGS (18)	2022	455	88	—	88	88	NM	NM	NM	NM
TPG TIGER (18)	2022	300	8	—	7	7	NM	NM	NM	NM
TPG TIGER 2 (19)	2022	130	—	—	—	—	NM	NM	NM	NM
NewQuest I (18)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II (18)	2013	310	337	571	172	743	25%	2.3x	20%	1.8x
NewQuest III (18)	2016	541	523	358	502	860	16%	1.7x	10%	1.4x
NewQuest IV (18)	2020	1,000	784	103	1,007	1,110	45%	1.5x	25%	1.3x
NewQuest V (18) (19)	2022	378	—	—	—	—	NM	NM	NM	NM
Platform: Market Solutions (12)		4,612	2,217	1,812	5,840	3,750	37%	1.8x	25%	1.5x

Discontinued Funds (16)		5,870	4,103	5,303	—	5,303	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		160,206	121,790	155,850	71,395	223,343	23%	1.9x	15%	1.6x
Total		$167,341	$126,989	$162,522	$72,211	$230,831	22%	1.9x	14%	1.6x
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
(9)Investor Net MoM, with respect to a fund, represents the multiple-of-money on contributions to the fund by investors. Investor Net MoM is calculated as the sum of cash distributed to investors and the investors’ ending capital balances as of the quarter end, divided by the amount of capital contributed to the fund by investors (which amount excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital). Investor Net MoM reflects the impact of management fees, fund expenses (including interest expense arising from amounts borrowed under the fund’s credit facility) and performance allocations, but does not reflect the effect of taxes borne, or to be borne, by investors. The Investor Net MoM calculation excludes amounts attributable to the fund’s general partner, its affiliated entities and “friends of the firm” entities that generally pay no or reduced management fees and performance allocations. Investor Net MoM represents an average multiple-of-money for all included investors and does not necessarily reflect the actual return of any particular investor. An actual investor that paid management fees and/or carried interest at rates higher than the average would have a lower individual net MoM. In addition, management fees, fund expenses and carried interest differ from fund to fund, and therefore the impact of such amounts in a particular fund should not be assumed to reflect the impact such amounts would have on any other fund, including in respect of any fund in which a prospective investor is considering an investment.
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
(13)As of December 31, 2022, TPEP Long/Short had estimated inception-to-date gross returns of 148% and net returns of 109%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of December 31, 2022, TPEP Long Only had estimated inception-to-date gross returns of 14% and net returns of 14%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
(14)Capital Committed for TRTX includes $1,201 million of private capital raised prior to TRTX’s initial public offering in July 2017 and $716 million issued during and subsequent to TRTX’s initial public offering.
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
(18)Unless otherwise specified, the fund performance information presented above for TGS, TPG TIGER, NewQuest I, NewQuest II, NewQuest III, NewQuest IV and NewQuest V is, due to the nature of their strategy, as of September 30, 2022. Accordingly, the fund performance information presented above for the funds does not reflect any fund activity for the quarter ended December 31, 2022 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended December 31, 2022 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded capital commitments prior to December 31, 2022, but were not activated or did not make their first investment. Therefore the only activity reflected in the track record with respect to these funds was the capital commitments.
Liquidity and Capital Resources
Our liquidity needs primarily include working capital and debt service requirements. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit agreement, are sufficient to meet our projected operating expenses, pay dividends to holders of our common stock in accordance with our dividend policy, debt service requirements and other obligations as they arise for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.
The following table presents a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020

	($ in thousands)
Net cash provided by operating activities	$1,375,878	$1,474,820	$95,393
Net cash used in investing activities	(3,012)	(37,745)	(108,096)
Net cash (used in) provided by financing activities	(1,238,080)	(1,322,566)	250,329
Net increase in cash and cash equivalents	134,786	114,509	$237,626
Cash and cash equivalents, beginning of period	985,864	871,355	633,729
Cash and cash equivalents, end of period	$1,120,650	$985,864	$871,355
As of December 31, 2022, TPG’s total liquidity was $1,837.5 million, comprised of $1,107.5 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $700.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively. Total cash of $1,120.7 million as of December 31, 2022 is comprised of $691.7 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity increased by $534.8 million, or 41%, relative to $1,302.7 million as of December 31, 2021. This increase was the result of $134.8 million net increase in cash and cash equivalents primarily due to $1,375.9 million of cash provided by operating activities, partially offset by $1,238.1 million of net cash used in financing activities and $3.0 million of net cash used in investing activities.
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
Operating activities provided $1,375.9 million and $1,474.8 million of cash for the years ended December 31, 2022 and 2021, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,567.7 million and $2,179.1 million for the years ended December 31, 2022 and 2021, respectively. This was partially offset by changes in operating assets and liabilities for the years ended December 31, 2022 and 2021, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from notes receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and cash advances on notes receivable from affiliates.
Investing activities used $3.0 million and $37.7 million of cash during the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, cash used by investing activities is primarily related to advances, offset by repayments of notes receivables from affiliates. During the year ended December 31, 2021, cash used by investing activities primarily related to the acquisition of NewQuest described in Note 3, “Acquisition,” to the Consolidated Financial Statements and transfers related to the Reorganization described in Note 1, “Organization,” to the Consolidated Financial Statements.
Financing Activities
Our financing activities reflect our capital markets transactions and transactions with owners. The primary sources of cash within the financing activities section includes proceeds from debt and notes issuances. The primary uses of cash within the financing activities section include dividends to holders of our common stock, distributions to partners and non-controlling interests and repayments of debt and notes. Net cash provided by financing activities also reflects the financing activity of our consolidated funds, which primarily include cash inflows and outflows from consolidated funds related to their capital activity.
Financing activities used $1,238.1 million and $1,322.6 million of cash during the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, cash used in financing activities primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Subordinated Credit Facility, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022. During the year ended December 31, 2021, cash used by financing activities primarily reflects the distributions to partners and non-controlling interests.

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
During the year ended December 31, 2022, the subsidiary borrowed $30.0 million and made repayments of $30.0 million on the Subordinated Credit Facility, leaving a zero balance at December 31, 2022.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of December 31, 2022, we were in compliance with these covenants and conditions.
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
During the year ended December 31, 2022, we made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, leaving a balance of zero at December 31, 2022. As of December 31, 2022, $700.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of December 31, 2022, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and are not available for our operations.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Operating lease obligations	$172,983	$19,000	$25,319	$27,862	$19,765	$18,423	$62,614
Debt obligations (1)	450,000	—	200,000	—	—	—	250,000
Interest on debt obligations (2)	323,770	24,186	23,611	13,035	13,035	13,035	236,868
Capital commitments (3)	365,790	365,790	—	—	—	—	—
Total contractual obligations	$1,312,543	$408,976	$248,930	$40,897	$32,800	$31,458	$549,482
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
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2023” column. We generally utilize proceeds from return of capital distributions and proceeds from secured borrowings to help fund these commitments.
Additional Contingent Obligations
As of December 31, 2022 and December 31, 2021, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Consolidated Financial Statements. The potential liquidation of STAR in 2023 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of December 31, 2022 and December 31, 2021 would be $1,869.4 million and $1,500.9 million on a pre-tax basis, respectively.
As of December 31, 2022 and December 31, 2021, we had guarantees outstanding totaling $100.8 million and $96.1 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $163.7 million and $139.7 million, respectively.
Dividends
The following is a summary of cash dividends declared per share on our Class A common stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	$0.39
November 9, 2022	November 21, 2022	December 2, 2022	$0.26
On February 15, 2023, our board of directors declared and approved a cash dividend of $0.50 per share of Class A common stock for the three months ended December 31, 2022. The Class A common stock dividend is payable on March 10, 2023, to the holders of record of our Class A common stock as of February 27, 2023.

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
The fair value of the investments held by TPG funds is the primary input to the calculation of certain of our management fees and performance allocations. The TPG funds are accounted for as investment companies in accordance with GAAP guidance and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
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

A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale. Refer to Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for details on a recent accounting pronouncement related to the Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions and its expected impact on the Company’s Consolidated Financial Statements.
Fair Value of Investments or Instruments that are not Publicly Traded
Investments for which market prices are not observable include private investments in the equity or debt of operating companies or real estate properties. Our primary methodology for determining the fair values of such investments is generally the market approach. The most widely used methodology under the market approach relies upon valuations for comparable public companies, transactions or assets, and includes making judgments about which companies, transactions, or assets are comparable. We may also choose to incorporate a secondary methodology, generally used to corroborate the results of the market approach. This would typically be the income approach, which provides an indication of fair value based on the present value of cash flows that a business, security or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate or exit multiple. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including direct capitalization method, option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods or recent round of financing.
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
For investments valued utilizing a forward-looking market approach and/or income method, and where TPG has information rights, we generally have a direct line of communication with each of the Portfolio Company finance teams and collect financial data used to support projections used in the analysis. The respective product’s valuation team or deal team then analyzes the data received and updates the valuation models, reflecting any changes in the underlying forecast, cash flow projections, weighted-average cost of capital, exit multiple and any other valuation input relevant economic conditions.
The results of all valuations of investments held by TPG funds and investment vehicles are initially reviewed and approved by the relevant Product’s Valuation Committee. Each Product Valuation Committee is comprised of at least one member who does not participate in the process of making or disposing of investments. The valuations are subject to final approval by TPG’s Global Valuation Committee, which is comprised of senior employees and includes its Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Operating Officer and Chief Accounting Officer. Approval by any member of the Valuation Committee is related to such member’s role in the Committee, such that control function members’ (i.e., those members who do not participate in the process of making or disposing of investments) approval, for example, represents their confirmation that the process was run appropriately and that the deliberations were on the merits. To further corroborate results, each product’s valuation team generally engages an external valuation firm to provide positive assurance on a quarterly basis for a majority of Level III investments that have been held by TPG funds and investment vehicles for at least one full quarter. Investments may be excluded from review if the valuation is based on a recent transaction, upcoming transaction or certain categorical deals (e.g., Biotech deals).

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
Effect on Performance Allocations
Performance allocations reflect revenue primarily from performance allocations on our TPG funds. In our discussion of “Key Financial Measures” and “Critical Accounting Policies,” we disclose that performance allocations are recognized upon appreciation of the valuation of our TPG funds’ investments above certain return hurdles and are based upon the amount that would be due to TPG at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related performance allocation waterfall. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of performance allocations totaling $1,137.6 million.
Effect on Investment Income
Investment income is earned from our investments in TPG funds and other investments. We record these investments under the equity method of accounting and recognize our pro rata share of income. Net changes in the fair value of the underlying investments of our TPG funds and other investment’s underlying portfolio investments may materiality impact the net gains (losses) from investment activities in our consolidated statement of operations depending upon the respective funds’ performance to date as compared to its hurdle rate. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of investment income totaling $62.8 million.

Exchange Rate Risk
Our investment funds hold investments that are denominated in non-USD currencies that may be affected by movements in the rate of exchange between the USD and non-USD currencies. Non-USD denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. We estimate that as of December 31, 2022, if the USD strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) performance allocations would decrease by $294.9 million and (b) net gains from investments would decrease by $17.9 million. The majority of our TPG funds are USD denominated and have functional currency in the USD. As such, our management fees are not significantly impacted by fluctuations in exchange rates.

Interest Rate Risk
Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. We have obligations under our loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The loans generally incur interest at SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings. Based on our debt obligations payable as of December 31, 2022, we estimate that interest expense relating to variable-rate debt would increase by approximately $2.0 million on an annual basis in the event interest rates were to have been one percentage point during the period.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TPG Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of TPG Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Fair Value — Underlying Investments Without Readily Determinable Fair Values Used in the Calculation of Performance Allocations — Refer to Notes 2 and 4 of the financial statements
Critical Audit Matter Description
The Company, as a general partner, is entitled to an allocation of income from certain TPG Funds (“TPG Funds”), assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations are accrued based on cumulative fund performance to date, and after specified investment returns to the TPG Funds’ limited partners are achieved. The fair value of the underlying investments held by the TPG Funds is a significant input into this calculation.
As the fair value of underlying investments varies between reporting periods, adjustments are made to amounts recorded as Performance Allocations, which are recorded as revenues, to reflect either (a) positive performance resulting in an increase in the Performance Allocations or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized as revenue, resulting in a negative adjustment to Performance Allocations. In each case, Performance Allocations are calculated on a cumulative basis and cumulative results are compared to amounts previously recorded, with a current period adjustment. Accrued but unpaid Performance Allocations as of the reporting date are reflected in Investments in the consolidated statements of financial condition.
We considered the valuation of investments without readily determinable fair values used in the calculation of Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, and subjectivity of the unobservable inputs used in the valuation. Auditing the fair value of these investments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant investment valuation expertise.
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

/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
February 24, 2023
We have served as the Company’s auditor since 2015.

TPG Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,107,484	$972,729
Restricted cash (1)	13,166	13,135
Due from affiliates	202,639	185,321
Investments (includes assets pledged of $475,110 and $492,276 as of December 31, 2022 and December 31, 2021, respectively (1))	5,329,868	6,109,046
Other assets	629,392	657,317
Assets of consolidated TPG Funds and Public SPACs (1):
Cash and cash equivalents	5,097	5,371
Assets held in Trust Accounts	653,635	1,000,027
Other assets	457	19,067
Total assets	$7,941,738	$8,962,013

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$98,171	$134,351
Due to affiliates	139,863	826,999
Secured borrowings, net (1)	245,259	244,950
Senior unsecured term loan	199,307	199,494
Accrued performance allocation compensation	3,269,889	—
Other liabilities	226,090	238,246
Liabilities of consolidated TPG Funds and Public SPACs (1):
Derivative liabilities	667	13,048
Deferred underwriting	22,750	35,000
Other liabilities	236	8,484
Total liabilities	4,202,232	1,700,572

Commitments and contingencies (Note 18)

Redeemable equity attributable to consolidated Public SPACs (1)	653,635	1,000,027

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (79,240,058 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	79	—
Class B common stock $0.001 par value, 750,000,000 shares authorized (229,652,641 and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	230	—
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in-capital	506,639	—
Retained earnings	2,724	—
Partners’ capital controlling interests	—	1,606,593
Other non-controlling interests	2,576,199	4,654,821
Total equity	3,085,871	6,261,414
Total liabilities, redeemable equity and equity	$7,941,738	$8,962,013
________________
(1)The Company’s consolidated total assets and liabilities as of December 31, 2022 and December 31, 2021 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 11 and 16 to the Consolidated Financial Statements.
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Fees and other	$1,246,635	$977,904	$883,366
Capital allocation-based income	756,252	3,998,483	1,231,472
Total revenues	2,002,887	4,976,387	2,114,838
Expenses
Compensation and benefits:
Cash-based compensation and benefits	473,696	579,698	522,715
Equity-based compensation	627,714	—	—
Performance allocation compensation	416,556	—	—
Total compensation and benefits	1,517,966	579,698	522,715
General, administrative and other	368,915	278,590	260,748
Depreciation and amortization	32,990	21,223	7,137
Interest expense	21,612	16,291	18,993
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	740	722
Other	3,316	20,024	7,241
Total expenses	1,944,799	916,566	817,556
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(110,131)	353,219	(5,839)
Gain on deconsolidation	—	—	401,695
Interest, dividends and other	9,168	6,460	8,123
Investment income of consolidated TPG Funds and Public SPACs:
Net gains (losses) from investment activities	—	23,392	(18,691)
Unrealized gains (losses) on derivative liabilities of Public SPACs	12,382	211,822	(239,269)
Interest, dividends and other	6,741	10,321	5,410
Total investment (loss) income	(81,840)	605,214	151,429
(Loss) income before income taxes	(23,752)	4,665,035	1,448,711
Income tax expense	32,483	9,038	9,779
Net (loss) income	(56,235)	4,655,997	1,438,932
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	(517)	155,131	(195,906)
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	19,287	(12,380)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	966	2,455,825	719,640
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	5,256	2,025,754	927,578
Net income attributable to redeemable equity in Public SPACs	15,165	—	—
Net loss attributable to non-controlling interests in TPG Operating Group	(180,824)	—	—
Net income attributable to other non-controlling interests	11,293	—	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$92,426	$—	$—
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$1.10	$—	$—
Diluted	$(0.19)	$—	$—
Weighted-average shares of Class A common stock outstanding
Basic	79,255,411	—	—
Diluted	308,908,052	—	—
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2020	$2,017,973	—	—	$—	$—	$—	$—	$—	$—	$2,237,921	$4,255,894
Net income (loss)	927,578	—	—	—	—	—	—	—	—	707,260	1,634,838
Capital contributions	7,824	—	—	—	—	—	—	—	—	21,155	28,979
Capital distributions	(403,849)	—	—	—	—	—	—	—	—	(377,630)	(781,479)
Change in receivable from sale of non-controlling interests in consolidated entities	9,145	—	—	—	—	—	—	—	—	1,688	10,833
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	—	—	(163,744)	(163,744)
Change in redemption value of redeemable non-controlling interest	(97,803)	—	—	—	—	—	—	—	—	(166,816)	(264,619)
Balance at December 31, 2020	$2,460,868	—	—	$—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2021	$2,460,868	—	—	$—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702
Net income	2,025,754	—	—	—	—	—	—	—	—	2,475,112	4,500,866
Capital contributions	—	—	—	—	—	—	—	—	—	29,776	29,776
Capital distributions	(1,230,510)	—	—	—		—	—	—	—	(1,219,184)	(2,449,694)
Deconsolidation of previously consolidated entities	36,386	—	—	—	—	—	—	—	—	61,151	97,537
Change in redemption value of redeemable non-controlling interest	35,157	—	—	—	—	—	—	—	—	53,292	88,449
Acquisition of NewQuest	—	—	—	—	—	—	—	—	—	301,189	301,189
Reorganization	(1,721,062)	—	—	—	—	—	—	—	—	693,651	(1,027,411)
Balance at December 31, 2021	$1,606,593	—	—	$—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2022	$1,606,593	—	—	$—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
Net income prior to Reorganization and IPO	5,256	—	—	—	—	—	—	—	—	966	6,222
Change in redemption value of redeemable non-controlling interest prior to Reorganization and IPO	(110)	—	—	—	—	—	—	—	—	(407)	(517)
Effect of Reorganization and purchase of units in the Partnership	(1,611,739)	48,984,961	229,652,641	49	230	271,780	(27)	—	272,032	1,341,603	1,896
Issuance of common stock in IPO, net of underwriting discount and issuance costs	—	28,310,194	—	28	—	784,611	—	—	784,639	(25,426)	759,213
Purchase of Partnership Interests with IPO proceeds	—	—	—	—	—	—	—	—	—	(379,597)	(379,597)
Issuance of common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	1,775,410	—	2	—	49,754	—	—	49,756	—	49,756
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	(654,129)	—	—	(654,129)	654,129	—
Acquisition of NewQuest	—	—	—	—	—	33,584	—	—	33,584	(33,584)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(13,232)	—	—	(13,232)	—	(13,232)
Liability-based performance allocation compensation	—	—	—	—	—	—	—	—	—	(3,525,767)	(3,525,767)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	—	92,426	—	92,426	(169,531)	(77,105)
Shares issued for equity-based awards	—	169,493	—	0	—	1,088	—	—	1,088	(901)	187
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	31,841	—	—	31,841	602,647	634,488
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	—	13,039	13,039
Dividends/Distributions	—	—	—	—	—	—	(89,675)	—	(89,675)	(576,955)	(666,630)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	1,342	—	—	1,342	21,162	22,504
Balance at December 31, 2022	$—	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$—	$509,672	$2,576,199	$3,085,871
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net (loss) income	$(56,235)	$4,655,997	$1,438,932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	627,714	—	—
Performance allocation compensation	416,556	—	—
Loss (gain) from investment activities	110,131	(353,219)	5,839
Gain on deconsolidation	—	—	(401,695)
Capital allocation-based income	(756,252)	(3,998,483)	(1,231,472)
Other non-cash activities	29,939	45,729	31,254
Net (gains) losses from investment activities of consolidated TPG Funds and Public SPACs	(12,382)	(235,214)	257,960
Changes in operating assets and liabilities:
Purchases of investments	(109,093)	(173,885)	(84,148)
Proceeds from investments	1,567,684	2,179,064	754,912
Change in consolidation and other	—	—	(10,976)
Due from affiliates	(42,378)	(42,826)	12,333
Other assets	(35,893)	(22,586)	187
Accounts payable and accrued expenses	(14,235)	51,148	42,124
Due to affiliates	(12,528)	11,129	3,885
Accrued performance allocation compensation	(672,375)	—	—
Other liabilities	(22,515)	(26,931)	54,634
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	—	(216,657)	(327,005)
Proceeds from investments	—	218,695	297,696
Cash and cash equivalents	274	5,839	31,584
Assets held in Trust Accounts	346,392	(630,281)	(800,011)
Other assets	18,611	(12,583)	13,193
Other liabilities	(7,537)	19,884	6,167
Net cash provided by operating activities	1,375,878	1,474,820	95,393

Investing activities:
Repayments of notes receivable from affiliates	14,937	23,282	9,536
Advances on notes receivable from affiliates	(15,500)	(9,053)	(2,084)
Purchases of fixed assets	(2,449)	(1,791)	(8,327)
Acquisition of NewQuest	—	24,817	—
Transfers related to Reorganization Activities (see Note 1)	—	(75,000)	—
Deconsolidation of previously consolidated vehicles (see Note 4)	—	—	(107,221)
Net cash used in investing activities	(3,012)	(37,745)	(108,096)
Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	770,865	—	—
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	49,756	—	—
Purchase of partnership interests with IPO proceeds	(379,597)	—	—
Reorganization activities	2,124	—	—
Proceeds from senior unsecured term loan	—	200,000	—
Borrowings on revolving credit facility to affiliate	—	—	150,000
Repayments of revolving credit facility to affiliate	—	(50,000)	(100,000)
Proceeds from subordinated credit facility	30,000	—	55,000
Repayments of subordinated credit facility	(30,000)	—	(55,000)
Proceeds from sale of non-controlling interests	—	—	10,833
See accompanying notes to Consolidated Financial Statements.

	Year Ended December 31,
	2022	2021	2020
Debt issuance costs	—	(520)	—
Contributions from holders of other non-controlling interests	7,822	4,636	7,884
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	(318,942)	(1,009,242)	(310,159)
Contributions from partners prior to Reorganization and IPO	—	—	7,824
Dividends/Distributions	(662,812)	—	—
Distributions to partners prior to Reorganization and IPO	(355,282)	(1,066,680)	(298,584)
Changes related to TPG Funds and Public SPACs:
Proceeds from SPAC IPOs	—	935,000	800,000
Payments of underwriting and offering costs	—	(18,700)	(16,702)
Redemption of redeemable equity	(352,014)	(304,760)	—
Contributions from holders of non-controlling interests	—	540	13,271
Distributions to holders of non-controlling interests	—	(12,840)	(14,038)
Net cash (used in) provided by financing activities	(1,238,080)	(1,322,566)	250,329
Net change in cash, cash equivalents and restricted cash	$134,786	$114,509	$237,626
Cash, cash equivalents and restricted cash, beginning of period	985,864	871,355	633,729
Cash, cash equivalents and restricted cash, end of period	$1,120,650	$985,864	$871,355

Supplemental disclosures of other cash flow information (a):
Cash paid for income taxes	$48,327	$8,548	$6,790
Cash paid for interest	18,352	15,728	14,857
Supplemental disclosures of non-cash operating activities:
Conversion from notes receivable from affiliate to equity method investments	—	—	(8,380)
Investment in equity method investments	—	(3,138)	—
In-kind proceeds from investments	—	36,334	89,834
Proceeds receivable on sale of investments	(6,244)	(31,104)	(7,750)
Increase in due from affiliates	—	(3,045)	—
Supplemental disclosures of non-cash investing and financing activities:
Reorganization	—	(952,411)	—
NewQuest contingent consideration	—	8,400	—
Equity interests transferred for NewQuest acquisition	—	24,600	—
Deferred underwriting related to Public SPACs	12,250	(35,441)	(28,000)
Distributions in-kind to partners	—	—	(57,281)
Distributions in-kind to holders of other non-controlling interests	—	(33,197)	(32,553)
Distributions payable to partners	—	352,722	191,452
Distributions payable to holders of other non-controlling interests	3,964	355,282	186,781
Distributions payable to holders of non-controlling interests in consolidated funds	—	—	2,028
Repayments of notes receivable to affiliates	—	3,045	—
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,107,484	$972,729	$858,220
Restricted cash	13,166	13,135	13,135
Cash, cash equivalents and restricted cash, end of period	$1,120,650	$985,864	$871,355

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements
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
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business was to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., Tarrant Remain Co III, L.P., and Tarrant Remain Co GP, LLC, a Delaware limited liability company serving as their general partner (collectively “RemainCo”) and distributed the interests in RemainCo to the owners of the TPG Operating Group. Following the transfer of certain assets, the Company deconsolidated certain TPG Funds (“TPG Funds”) as of December 31, 2021 as the Company is no longer their primary beneficiary.
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

TPG Inc.
Notes to Consolidated Financial Statements
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
On February 9, 2022, the Company and the selling stockholder sold an additional 1,775,410 and 1,614,590 Class A common stock, respectively, at the initial public offering price pursuant to the underwriters’ exercise of their option to purchase additional shares. TPG Inc. received additional net proceeds totaling approximately $49.8 million. The underwriters’ exercise of their option in addition to the IPO related transactions resulted in a total of 70,811,664 and 8,258,901 of Class A voting and Class A non-voting common stock outstanding, respectively. TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26% on December 31, 2022.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2022.
The Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group (formerly known as “the Holdings Companies”) and their consolidated subsidiaries, TPG’s management companies, the general partners of TPG funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.

The prior period financial statements present the consolidated accounts of TPG Group Holdings, which is considered the predecessor for accounting purposes. Following the completion of our IPO, TPG Inc. is the successor for accounting purposes.
Prior to the Reorganization and IPO, the Company’s predecessor consolidated certain TPG Funds and Public SPACs (herein referred to as “consolidated TPG Funds and Public SPACs”) pursuant to U.S. GAAP, as the Company’s predecessor was considered the primary beneficiary. Following the Reorganization and IPO, the Company no longer has a controlling financial interest in certain TPG Funds and continues to have a controlling financial interest in Public SPACs. Public SPACs are consolidated pursuant to U.S. GAAP. Consequently, the accompanying Consolidated Financial

TPG Inc.
Notes to Consolidated Financial Statements
Statements include the assets, liabilities, revenues, expenses and cash flows of such certain consolidated Public SPACs. The ownership interest in certain TPG Funds held by entities or persons outside of TPG are reflected as other non-controlling interests in the accompanying Consolidated Financial Statements for fiscal years beginning prior to January 1, 2022. All of the management fees, performance allocations (as defined herein) and other amounts earned from the consolidated TPG Funds and Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated TPG Funds and Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc., its predecessor, or net income attributable to other non-controlling interests. TPG Funds’ investments (the “Portfolio Companies”) are considered affiliates due to the nature of the Company’s ownership interests.
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

TPG Inc.
Notes to Consolidated Financial Statements
The TPG Funds do not consolidate wholly-owned, majority-owned or controlled investments in Portfolio Companies, nor do the TPG Funds account for investments in Portfolio Companies over which they exert significant influence under the equity method of accounting. Rather, these investments are carried at fair value as described below in the section entitled Fair Value Measurement. As of December 31, 2021, the Company no longer consolidates such TPG Funds (see Note 1 to the Consolidated Financial Statements).
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

TPG Inc.
Notes to Consolidated Financial Statements
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
Non-Controlling Interests
Non-controlling interests consists of ownership interests held by third-party investors in certain entities that are consolidated, but not 100% owned. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the Consolidated Financial Statements. Allocation of income to non-controlling interest holders is based on the respective entities’ governing documents.

TPG Inc.
Notes to Consolidated Financial Statements
Revenues
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Management fees	$931,291	$731,974	$699,492
Fee credits	(11,461)	(13,630)	(20,012)
Monitoring fees	14,330	14,324	19,837
Transaction fees	97,909	90,606	44,528
Incentive fees	5,183	—	9,521
Expense reimbursements and other	209,383	154,630	130,000
Total fees and other	1,246,635	977,904	883,366

Performance allocations	720,106	3,792,861	1,203,520
Capital interests	36,146	205,622	27,952
Total capital allocation-based income	756,252	3,998,483	1,231,472

Total revenues	$2,002,887	$4,976,387	$2,114,838

TPG Inc.
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
(b)See Note 15 to the Consolidated Financial Statements for amounts classified in due from affiliates.
Management Fees
The Company provides investment management services to the TPG Funds, limited partners and other vehicles in exchange for a management fee. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of the capital committed or capital invested during the investment period. Thereafter, management fees are generally based on a percentage of actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. After the contract is established, management does not make any significant judgments in determining the transaction price.

TPG Inc.
Notes to Consolidated Financial Statements
Management fees earned generally range from 0.50% to 2.00% of committed capital during the commitment period and from 0.25% to 2.00% of actively invested capital after the commitment period or at an annual rate of fund gross assets, as defined in the respective partnership agreements of the TPG Funds. Management fees charged to consolidated TPG Funds and SPACs are eliminated in consolidation.
Monitoring Fees
The Company provides monitoring services to certain Portfolio Companies in exchange for a fee, which is recognized over time as services are rendered. After the monitoring contract is established, there are no significant judgments made in determining the transaction price.
Transaction Fees
The Company provides capital structuring and other advice to Portfolio Companies, third parties and other vehicles generally in connection with debt and equity arrangements, as well as underwriting and placement services for a fee at a point in time when the underlying advisory services rendered are complete. Transaction fees are separately negotiated for each transaction and are generally based on the underlying transaction value. After the contract is established, management makes no significant judgements when determining the transaction price.
Fee Credits
Under the terms of the management agreements with certain TPG Funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from Portfolio Companies (“Fee Credits”). Investment funds receive the benefit of Fee Credits only with respect to monitoring and transaction fees that are allocable to the fund’s investment in the Portfolio Company and not, for example, any fees allocable to capital invested through co-investment vehicles. Fee Credits are calculated after deducting certain costs incurred in connection with reimbursements of specialized operational services associated with providing specialized operations and consulting services to the funds and Portfolio Companies. Fee Credits are recognized by investment funds concurrently with the recognition of monitoring fees and transaction fees. Since Fee Credits are payable to investment funds, amounts of Fee Credits are generally applied as a reduction of the management fee that is otherwise billed to the investment fund. Fee Credits are recorded as a reduction of revenues in the Consolidated Statement of Operations. Fee Credits payable to investment funds are recorded in due to affiliates in the Consolidated Financial Statements. See Note 15 to the Consolidated Financial Statements.
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
Expense Reimbursements and Other
In providing investment management and advisory services to TPG funds and monitoring services to the Portfolio Companies, TPG routinely contracts for services from third parties. In situations where the Company is viewed, for accounting purposes only, as having incurred these third-party costs on behalf of the TPG funds or Portfolio Companies, the cost of such services is presented net as a reduction of the Company’s revenues. In all other situations, the expenses and related reimbursements associated with these services are presented on a gross basis, which are classified as part of the Company’s expenses, and reimbursements of such costs are classified as expense reimbursements within revenues in the Consolidated Financial Statements. After the contract is established, there are no significant judgments made when determining the transaction price.

TPG Inc.
Notes to Consolidated Financial Statements
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
Performance allocations are allocated to the general partners based on cumulative fund performance as of each reporting date, and after specified investment returns to the funds’ limited partners are achieved. At the end of each reporting period, the TPG Funds calculate and allocate the performance allocations that would then be due to the general partner for each TPG Fund, pursuant to the TPG Fund governing agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments (and the investment returns to the funds’ limited partners) varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (i) positive performance resulting in an increase in the performance allocations allocated to the general partner or (ii) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations allocated to the general partner. In each case, performance allocations are calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative, recorded.
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG Fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG Funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at December 31, 2022 related to clawback, see Note 18 to the Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG Funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies. For the years ended December 31, 2022, 2021 and 2020, over 10% of consolidated revenues were generated in the United States. For the year ended December 31, 2022, 87%, 5% and 8% of consolidated revenues were generated in the Americas, Europe/Middle East and Asia-Pacific, respectively. For the year ended December 31, 2021, 66%, 6% and 28% of consolidated revenues were generated in the Americas, Europe/Middle East and Asia-Pacific, respectively. For the year ended December 31, 2020, 77%, 4% and 19% of consolidated revenues were generated in the Americas, Europe/Middle East and Asia-Pacific, respectively. The determination of the geographic region was based on the geographic focus of the associated investment vehicle or where the portfolio company is headquartered.
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

TPG Inc.
Notes to Consolidated Financial Statements
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

Compensation expense related to the issuance of equity-based awards is measured at grant-date fair value. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. Compensation expense for awards that contain market and service conditions is based on grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized on a tranche by tranche basis using the accelerated attribution method. The requisite service period for those awards is the longer of the explicit service period and

TPG Inc.
Notes to Consolidated Financial Statements
the derived service period. The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.

Prior to the IPO, all performance allocation payments in the form of legal form equity made to the Company’s partners were paid pro rata based on ownership percentages in the underlying investment partnership and accounted for as distributions on the equity held by such partners during such period. For the period in 2022 prior to the IPO, there were no performance allocations earned, allocated or distributed with respect to partnership interests. Performance allocation compensation expense and accrued performance allocation compensation is the portion of performance allocations that TPG allocates to certain of its employees and certain other advisors of the Company. Performance allocations due to our partners and professionals are accounted for as compensation expense in conjunction with the recognition of the related performance allocations and, until paid, are recognized as accrued performance allocation compensation. Accordingly, upon a reversal of performance allocations, the related compensation expense, if any, is also reversed.
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
Cash and Cash Equivalents Held by Consolidated Public SPACs
Cash and cash equivalents held by consolidated Public SPACs represent cash and cash equivalents that are held by consolidated Public SPACs and are not available to fund the general liquidity needs of the Company.
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated Public SPACs have been deposited into trust accounts (“Trust Accounts”) and may only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Consolidated Statements of Financial Condition.
As of December 31, 2022 and December 31, 2021, TPG Pace Beneficial II Corp. (“YTPG”) assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account.
As of December 31, 2022, AfterNext HealthTech Acquisition Corp. (“AFTR”) assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. As of December 31, 2021, these assets were deposited into a non-interest-bearing U.S. based trust account.

TPG Inc.
Notes to Consolidated Financial Statements
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

TPG Inc.
Notes to Consolidated Financial Statements
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
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, including our Senior Unsecured Term Loan, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Consolidated Statements of Financial Condition due to their short-term nature and in the case of our Senior Unsecured Term Loan due to its variable rate nature. See Note 12 to the Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of December 31, 2022, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
Intangible assets
The Company’s intangible assets consist of the fair value of its interests in future promote of certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to twelve years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Consolidated Statements of Operations.
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

TPG Inc.
Notes to Consolidated Financial Statements
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
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Consolidated Statements of Operations (see Note 17 to the Consolidated Financial Statements).
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

TPG Inc.
Notes to Consolidated Financial Statements
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
Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization and the IPO, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes. The provision for income taxes in the historical Consolidated Statements of Operations consists of U.S. (federal, state and local) and foreign income taxes with respect to certain consolidated subsidiaries.
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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available. The Company recognizes interest and penalties relating to unrecognized tax benefits as income tax expense (benefit) within the Consolidated Statement of Operations.
Segment
The Company operates its business in a single operating and reportable segment, consistent with how its chief operating decision maker reviews financial performance and allocates resources. The Company operates collaboratively across product lines with a single expense pool.
Regulated Entities
At December 31, 2022, the Company consolidates a registered broker-dealer subsidiary that is subject to the minimum net capital requirements of the SEC and FINRA which may restrict the Company’s ability to withdraw funds from the broker-dealer. The broker-dealer has continuously operated in excess of its minimum net capital requirements.
Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

TPG Inc.
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. The amendments in ASU 2022-03 should be applied to equity securities with a contract containing a sale restriction that is executed or modified on or after the adoption date. For equity securities with a contract containing a sale restriction that was executed before the adoption date, companies should continue to apply the historical accounting policy for measuring such securities until the contractual restriction expires or is modified. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact to its Consolidated Financial Statements.
Recently Adopted Accounting Guidance
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for public entities for annual reporting periods beginning after December 15, 2020 and interim periods within those reporting periods, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022. Based on the Company’s existing application of ASC 740, the new guidance did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions to U.S. GAAP requirements for modifications to debt agreements, leases, derivatives, and other contracts related to the expected market transition from the London Interbank Offered Rate (“LIBOR”), and certain other floating rate benchmark indices to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB clarified the scope of that guidance with the issuance of ASU 2021-01, Reference Rate Reform: Scope. This ASU provides optional guidance for a limited period of time to ease the burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. These optional expedients and exceptions are effective as of March 12, 2020 through June 2023. Adoption is permitted at any time. The Company elected to apply the optional expedient for contract modifications this year in conjunction with the amendments to its credit facilities as further described in Note 12 to the Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06 on January 1, 2022 did not have a material impact to its Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). The amendments in this ASU affect all entities that issue freestanding written call options that are classified in equity, particularly when a freestanding equity-classified written call option is modified or exchanged and remains equity-classified after the modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU is applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company has no written call options classified in equity and as a result, the adoption of ASU 2021-04 did not have any impact to its Consolidated Financial Statements.
3.Acquisition
On July 1, 2021 (the “Acquisition Date”), the Company completed the acquisition (the “Acquisition”) of the controlling interests with governance rights of NewQuest Holdings (Cayman) Limited (“NQ Manager”) and NewQuest Partners Master G.P. Ltd. (“NQ GP” and, together with NQ Manager, “NewQuest”). The Company initially acquired a 33.3% interest (the “Tranche 1”) in NewQuest in July 2018, which was presented as an equity method investment within investments on the Consolidated Statements of Financial Condition. On the Acquisition Date, the Company acquired the governance rights of NewQuest and an additional 33.3% of NQ Manager (the “Tranche 2”) for $38.0 million, bringing the Company’s total ownership in NQ Manager to 66.7% and NQ GP to 33.3%. The operating results of NewQuest have been included in the Company’s Consolidated Financial Statements since the Acquisition Date.
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
The consideration paid to acquire Tranche 2 consisted of $5.0 million in cash, contingent consideration valued at $8.4 million and equity interests of the acquirer valued at $24.6 million. The contingent consideration is based on raising additional fee-paying capital commitments by NewQuest during the fundraising period for NewQuest Fund V, whereby the first $5.0 million is earned if NewQuest surpasses $1.0 billion in fee payment capital commitments, and an additional $5.0 million is earned if it surpasses $1.75 billion. The fair value measurement of the Company's contingent consideration was determined using a discounted cash flow model and Level III inputs and the information provided by the Company’s management of the likelihood of achieving earnout, discounted at a rate of 12.5%. At December 31, 2022, the Company believes that it is probable that it will meet the conditions for the first contingent payment. The Company no longer believes that the conditions for the second payment will be met which resulted in a $4.2 million reduction of the contingent liability during the year ended December 31, 2022, recorded in general, administrative and other on the Consolidated Statements of Operations.
The equity interests of the acquirer issued as consideration include a minority interest of 0.08% in the Holding Companies valued at $5.8 million at the Acquisition Date and minority interests in select businesses ranging from 4.2% to 4.7% valued at $18.8 million in the aggregate at the Acquisition Date.

TPG Inc.
Notes to Consolidated Financial Statements
The following table summarizes the fair value of the consideration transferred to acquire NewQuest (in thousands):

Cash paid	$5,000
Contingent consideration	8,400
Equity interests of the acquirer	24,600
Total consideration for acquired ownership interest - Tranche 2	38,000
Fair value of previously held equity method investment - Tranche 1	155,400
Fair value of non-controlling interest in NewQuest	301,189
Total purchase consideration	$494,589
The total consideration was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess purchase price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the total enterprise value, fair value of the Company’s existing investment in NewQuest, the net tangible and identifiable intangible assets, and the fair values of the controlling and non-controlling interest in NewQuest. The determination of fair values require extensive use of accounting estimates and management judgment. Certain of these estimates are material. The fair values are based on estimates and assumptions from data currently available and were determined using a discounted cash flow model and Level III inputs, which includes estimates of future cash flows for performance fee allocations and fee related earnings over a specific earning period, at a discount rate that ranges between 12.5% - 25.0%, and estimated economic lives.

Total purchase consideration	$494,589

Net assets acquired
Tangible assets
Cash	$29,817
Other assets	5,805
Performance fee allocations	80,278
Capital interests	28,389
Due to affiliates	(23,364)
Liabilities and other	(7,630)
Net book value of tangible assets	113,295
Intangible assets
Contractual performance fee allocations	132,600
Management contracts	20,000
Investor relationships	25,000
Total intangible assets	177,600
Goodwill	203,694
Total net assets acquired	$494,589

Controlling interest in NewQuest	$193,400
Non-controlling interest in NewQuest	301,189
The Company recorded goodwill on its books, which is included in other assets on the Consolidated Statements of Financial Condition. As of December 31, 2021, approximately $5.0 million of goodwill was deductible for income tax purposes. Goodwill is primarily attributable to the scale, skill sets, operations, and synergies that can be achieved subsequent to the Acquisition.

TPG Inc.
Notes to Consolidated Financial Statements
The fair value and weighted average estimated useful lives of identifiable intangible assets acquired in the Acquisition and recorded in other assets on the Consolidated Statements of Financial Condition at Acquisition Date consist of the following:

	Fair Value	Average Useful Life
	($ in thousands)	(in years)
Contractual performance fee allocations	$132,600	6.7
Management contracts	20,000	3.5
Investor relationships	25,000	12
Total Intangible Assets	$177,600
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

TPG Inc.
Notes to Consolidated Financial Statements
4.    Investments
Investments consist of the following (in thousands):

	December 31,
	2022	2021
Equity method - performance allocations	$4,677,017	$5,366,694
Equity method - capital interests (includes assets pledged of $475,110 and $492,276)	607,964	590,662
Equity method - fair value option	20,907	46,013
Equity investments	12,072	97,899
Equity method - other	11,908	7,778
Total investments	$5,329,868	$6,109,046
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Consolidated Financial Statements. The following table summarizes net (losses) gains from investment activities (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net (losses) gains from investment activities
Net (losses) gains of equity method investments, fair value option (a)	$(25,106)	$45,435	$(32,170)
Net gains of equity method investments - other (b)	802	230,186	31,027
Net (losses) gains from equity investments (c)	(85,827)	77,598	(4,696)
Total net (losses) gains from investment activities	$(110,131)	$353,219	$(5,839)

Gain on deconsolidation (d)	$—	$—	$401,695
___________
(a)In September 2021, TPG Pace Tech Opportunities Corp. (“PACE”) completed a business combination which resulted in a gain on deconsolidation of PACE in an amount of $122.7 million.
(b)Includes pre-tax gain of $95.0 million for the year ended December 31, 2021 on remeasurement of the Company’s pre-existing equity investment in NewQuest at fair value prior to consolidation. See Note 3 to the Consolidated Financial Statements.
(c)In December 2021, TPG PACE Solutions Corp. (“TPGS”) completed a business combination which resulted in a gain on deconsolidation of TPGS in an amount of $109.9 million.
(d)On May 1, 2020, the Company deconsolidated the assets, liabilities, and partners’ capital of the Former Affiliate and remeasured the retained investment in the Former Affiliate at fair value and recognized a gain of $401.7 million.

TPG Inc.
Notes to Consolidated Financial Statements
There were no activities related to deconsolidation of previously consolidated TPG Funds and Public SPACs during the year ended December 31, 2022. The following table presents the supplemental cash flow disclosures from activities related to deconsolidation of previously consolidated TPG Funds and Public SPACs during the year ended December 31, 2021 (in thousands):

Cash and cash equivalents	$491,523
Investments held in Trust Accounts	430,265
Other assets	3,696
Derivative liabilities of Public SPACs	(50,898)
Other liabilities	(32,580)
Accounts payable and accrued expenses	(7,278)
Notes payable to affiliates	(2,000)
Amounts due to shareholders	(500,000)
Redeemable equity	(430,265)
Controlling interests	36,386
Other non-controlling interests	61,151
Equity Method Investments, Fair Value Option
On September 20, 2021, PACE completed a business combination with Nerdy, Inc. (“NRDY”), a leading platform for delivering live online learning. At the time of the business combination, a reconsideration event occurred whereby the Company no longer has control over PACE. As a result, the Company deconsolidated PACE and recorded a gain of $122.7 million, which is included in net gains (losses) from investment activities. As of December 31, 2022 and December 31, 2021, the Company held a 9.0% and 9.4% beneficial ownership interest in NRDY, respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $20.9 million and $46.0 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
From 2009 to May 2020, TPG and Sixth Street (the “Former Affiliate”) were in a strategic partnership in which the Former Affiliate served as the dedicated global credit and credit-related investing platform associated with TPG. In May 2020, TPG and the Former Affiliate completed a transaction to become independent, unaffiliated businesses. As part of the agreement and in order to complete regulatory disaffiliation, TPG retained a minority economic interest in the Former Affiliate and no longer held a controlling financial interest in the Former Affiliate’s management companies or general partners of pooled investment entities. Post-closing, TPG held an 11% interest across all of the Former Affiliate’s businesses, plus an approximate 30% interest in select vehicles with finite lives. On May 1, 2020, the Company deconsolidated the assets, liabilities, and partners’ capital of the Former Affiliate. As a result of the deconsolidation, the Company remeasured the retained investment in Former Affiliate at fair value at the time of the transaction, recognized a gain on deconsolidation in accordance with U.S. GAAP of $401.7 million and increased its investment in the Former Affiliate’s underlying net assets by the aforementioned gain. Determining the fair value of the Former Affiliate involved making significant estimates and assumptions. The Company used a combination of the income and market-based approaches to estimate fair value, which were based, respectively, on discounted estimated future cash flows from earnings and market valuation multiples of comparable businesses and transactions. Of this basis difference, $28.6 million related to specific investment funds of the Former Affiliate and was amortized on a straight-line basis over the funds’ estimated remaining lives. The amortization was recognized in net gains (losses) from investment activities in the Consolidated Statements of Operations. The remaining amount related to equity method goodwill recognized upon deconsolidation which was not amortized. The Company accounted for its investment in the Former Affiliate using the equity method of accounting until the Reorganization. In conjunction with the Reorganization described in Note 1 to the Consolidated Financial Statements, the Company transferred its investment in the Former Affiliate to RemainCo on December 31, 2021 resulting in the derecognition of its investment in the Former Affiliate.

TPG Inc.
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
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2022 and 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value. During the year ended December 31, 2020, the Company recognized impairment losses of $4.3 million on an equity method investment without a readily determinable fair value based on significant deterioration of earnings performance.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At December 31, 2022 and December 31, 2021, the Company held equity investments with readily determinable fair values of $12.1 million and $97.9 million, respectively.
In December 2021, TPG PACE Solutions Corp. (“TPGS”) completed a business combination with Vacasa Holdings, LLC, a leading vacation rental management platform. The business combination was approved on November 30, 2021 by TPGS stockholders and closed on December 7, 2021. At the time of the business combination, a reconsideration event occurred whereby the Company no longer has power over TPGS. As a result, the Company deconsolidated TPGS and recorded a gain of $109.9 million, which is included in net gains (losses) from investment activities. Beginning December 7, 2021, Vacasa’s common stock started trading on the Nasdaq Stock Exchange under the ticker symbol “VCSA”. The Company concluded that it does not exercise significant influence over Vacasa’s operating and financial policies. As such, the Company accounts for its investment in VCSA as an equity investment.
Summarized Financial Information
TPG evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2022, 2021, and 2020, no individual equity method investment held by TPG met the significance criteria. As such, TPG is not required to present separate financial statements for any of its equity method investments.

TPG Inc.
Notes to Consolidated Financial Statements
The following table shows summarized financial information relating to the Consolidated Statements of Financial Condition for all of TPG’s equity method investments assuming 100% ownership as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Total assets	$78,079,182	$67,268,493
Total liabilities	14,299,814	11,499,817
Total equity	63,779,368	55,768,676
The following table shows summarized financial information relating to the Consolidated Statements of Operations for all of TPG’s equity method investments assuming 100% ownership for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest, dividends and other	$1,362,962	$2,467,862	$1,078,999
Expenses	1,855,509	1,871,086	1,540,721
Net gains from investment activities	4,475,193	23,141,140	9,103,461
Net income	$3,982,646	$23,737,916	$8,641,739
Investment Activities of Consolidated TPG Funds
As part of the Reorganization described in Note 1 to the Consolidated Financial Statements, all TPG Funds were deconsolidated as of December 31, 2021, thus the Company had no gains (losses) from investment activities of consolidated TPG Funds for the year ended December 31, 2022. Net gains from investment activities of consolidated TPG Funds was $23.4 million for the year ended December 31, 2021 and net losses from investment activities of consolidated TPG Funds was $18.7 million for the year ended December 31, 2020.
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
As of December 31, 2022 and December 31, 2021, the fair value of the warrants and FPAs were $0.7 million and $13.0 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants and FPAs as of December 31, 2022 and December 31, 2021.
For the years ended December 31, 2022 and 2021, the Company recorded unrealized gains on warrants and FPAs totaling $12.4 million and $211.8 million, respectively. For the year ended December 31, 2020, the Company recorded unrealized losses on warrants and FPAs totaling $239.3 million.

TPG Inc.
Notes to Consolidated Financial Statements
The consolidated Public SPACs’ derivative instruments were as follows (in thousands):

	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments under Subtopic 815-20:
Liability derivatives:
Public warrants	$667	$11,662
Forward purchase agreements	—	1,386
Derivative liabilities of Public SPACs	$667	$13,048
Net gains (losses) on derivative instruments are included in the Consolidated Statements of Operations as net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs or unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net gains (losses) recognized on derivative instruments of consolidated TPG Funds and Public SPACs (in thousands):

	Year Ended December 31,
	2022	2021	2020
Realized losses, net on total return swaps	$—	$(10,269)	$(5,139)
Realized (losses) gains, net on foreign currency forwards	—	(175)	1,922
Unrealized gains (losses), net on total return swaps	—	10,068	(10,807)
Unrealized gains (losses), net on foreign currency forwards	—	28	(717)
Total net losses on derivative instruments from investment activities of consolidated TPG Funds	—	(348)	(14,741)
Unrealized gains (losses), net on public warrants	10,996	52,128	(46,730)
Unrealized gains (losses), net on forward purchase agreements	1,386	159,694	(192,539)
Total net gains (losses) on derivative instruments of Public SPACs	12,382	211,822	(239,269)
Net gains (losses) on derivative instruments	$12,382	$211,474	$(254,010)
6.    Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities and those non-financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	December 31, 2022
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$20,907	$—	$—	$20,907
Equity investments	12,072	—	—	12,072
Total assets	$32,979	$—	$—	$32,979

Liabilities
Liabilities of consolidated Public SPACs (a):
Public warrants	$667	$—	$—	$667
Total liabilities	$667	$—	$—	$667
_______________
(a)The FPAs related to TPG PACE Beneficial Finance Corp. ("TPGY") were terminated at zero fair value on October 11, 2022.

TPG Inc.
Notes to Consolidated Financial Statements

	December 31, 2021
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$46,013	$—	$—	$46,013
Equity investments	97,899	—	—	97,899
Total assets	$143,912	$—	$—	$143,912

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$11,662	$—	$—	$11,662
Forward purchase agreements	—	—	1,386	1,386
Total liabilities	$11,662	$—	$1,386	$13,048
The valuation methodology used in the determination of the fair value of financial instruments for which Level III inputs were used at December 31, 2022 and December 31, 2021 included a combination of the market approach and income approach.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Year Ended December 31,
	2022	2021
Equity security assets
Balance, beginning of period	$—	$12,324
Realized gains, net	—	4,025
Unrealized losses, net	—	(3,778)
Purchases	—	708
Proceeds	—	(8,223)
Deconsolidation (a)	—	(5,056)
Balance, end of period	$—	$—

Derivative liabilities
Balance, beginning of period	$1,386	$197,539
Unrealized gains, net	(1,386)	(164,695)
Transfers (b)	—	(31,458)
Balance, end of period	$—	$1,386
_______________
(a)$5.1 million for the year ended December 31, 2021 represents the impact of the deconsolidation of certain TPG Funds in conjunction with the Reorganization described in Note 1 to the Consolidated Financial Statements.
(b)Transfers out of Level III derivative liabilities of $31.5 million for the year ended December 31, 2021 were due to the deconsolidation of PACE. See Note 4 to the Consolidated Financial Statements.

Total realized and unrealized gains and losses recorded for Level III investments are reported in net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs and unrealized gains (losses) on derivative liabilities of Public SPACs in the Consolidated Statements of Operations.
As of December 31, 2022, there are no investments categorized as Level III of the fair value hierarchy. The following tables provide qualitative information about investments categorized in Level III of the fair value hierarchy as of December 31, 2021. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table

TPG Inc.
Notes to Consolidated Financial Statements
is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

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

7.    Intangible Assets and Goodwill
As discussed in Note 3 to the Consolidated Financial Statements, on July 1, 2021, the Company completed the acquisition of NewQuest, which resulted in the recognition of goodwill of $203.7 million and certain identifiable intangible assets, which are presented in other assets on the Consolidated Statements of Financial Condition.
The following table summarizes the carrying amounts of goodwill and intangible assets as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Contractual performance fee allocations (a)	$102,591	$122,598
Management contracts (a)	10,625	16,874
Investor relationships (a)	21,875	23,958
Other intangibles	1,096	1,121
Goodwill (b)	230,194	230,194
Total intangible assets and goodwill	$366,381	$394,745
_______________
(a)Intangibles related to the acquisition of NewQuest described in Note 3 to the Consolidated Financial Statements.
(b)Includes $203.7 million of goodwill related to the acquisition of NewQuest described in Note 3 to the Consolidated Financial Statements.
No impairment losses on goodwill or intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.
Intangible asset amortization expense was $28.4 million, $19.8 million and less than $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents estimated remaining amortization expense for intangible assets that existed as of December 31, 2022 (in thousands):

TPG Inc.
Notes to Consolidated Financial Statements

2023	$27,114
2024	25,864
2025	23,989
2026	20,254
2027	18,371
Thereafter	19,602
Total	$135,194
8.    Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2022	2021
Fixed assets, net:
Leasehold improvements	$39,946	$40,798
Other fixed assets	11,347	10,709
Computer hardware and software	8,874	9,526
Furniture, fixtures and equipment	6,878	7,724
Accumulated depreciation	(42,992)	(42,447)
Total fixed assets, net	24,053	26,310
Goodwill	230,194	230,194
Intangible assets, net	136,187	164,551
Right-of-use assets	130,357	157,467
Prepaid expenses	23,809	23,995
Other	84,792	54,800
Other assets	$629,392	$657,317

9.    Accounts Payable and Accrued Expenses, and Other Liabilities
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Trade accounts payable	$44,186	$37,429
Accrued expenses	53,985	96,922
Accounts payable and accrued expenses	$98,171	$134,351
Other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Lease Obligation	$147,887	$177,003
Clawback liability (see Note 18)	58,317	58,317
Other	19,886	2,926
Other liabilities	$226,090	$238,246

TPG Inc.
Notes to Consolidated Financial Statements
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
The Company is subject to potential concentration risk related to the investors’ commitments to TPG Funds. At December 31, 2022, no individual investor accounted for more than 10% of the total committed capital to TPG’s active funds.
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
The TPG Funds make investments outside of the United States. Investments outside the United States may be subject to less developed bankruptcy, corporate, partnership and other laws (which may have the effect of disregarding or otherwise circumventing the limited liability structures potentially causing the actions or liabilities of one fund or a portfolio company to adversely impact the TPG Funds or an unrelated fund or portfolio company). Non-U.S. investments are subject to the same risks associated with the TPG Funds’ U.S. investments as well as additional risks, such as fluctuations in foreign currency exchange rates, unexpected changes in regulatory requirements, heightened risk of political and economic instability, difficulties in managing non-U.S. investments, potentially adverse tax consequences and the burden of complying with a wide variety of foreign laws.
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

TPG Inc.
Notes to Consolidated Financial Statements
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
11.    Variable Interest Entities
TPG consolidates VIEs in which it is considered the primary beneficiary as described in Note 2 to the Consolidated Financial Statements. TPG’s investment strategies differ by TPG Fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated VIEs may only be used to settle obligations of these consolidated VIEs. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the years ended December 31, 2022 and 2021, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	December 31,
	2022	2021
Investments (includes assets pledged of $475,110 and $492,276)	$5,284,981	$5,957,356
Due from affiliates	88,847	93,311
VIE-related assets	5,373,828	6,050,667
Potential clawback obligation	1,869,395	1,500,875
Due to affiliates	47,572	36,049
Maximum exposure to loss	$7,290,795	$7,587,591
RemainCo
In conjunction with the Reorganization described in Note 1 to the Consolidated Financial Statements, the TPG Operating Group and RemainCo entered into certain agreements to effectuate the go-forward relationship between the entities. The arrangements discussed below represent the TPG Operating Group’s variable interests in RemainCo, which do not provide the TPG Operating Group with the power to direct the activities that most significantly impact RemainCo’s performance and operations. As a result, RemainCo represents a non-consolidated VIE.
RemainCo Performance Earnings Agreement
In accordance with the TPG Operating Group’s agreement with RemainCo (the “RemainCo Performance Earnings Agreement”), RemainCo is entitled to distributions in respect of performance allocations from TPG Funds as described below. For certain existing TPG Funds that are advanced in their life cycles, which we refer to as the “Excluded Funds,”

TPG Inc.
Notes to Consolidated Financial Statements
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
With respect to any TPG Fund that holds a first closing involving non-affiliated investors (a “First Closing”) on or after the fifth anniversary of the IPO, the Base Entitlement will step down ratably for each annual period following the fifth anniversary of the IPO through the fifteenth anniversary. RemainCo will not be entitled to distributions of performance allocations with respect to TPG Funds that have not held a First Closing on or prior to the fifteenth anniversary of the IPO. Once determined, RemainCo’s entitlement to the performance allocation percentage with respect to any TPG Fund will remain in effect for the life of the applicable fund.
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

Securitization Vehicles
During 2018, certain subsidiaries of the Company issued $200.0 million in privately placed securitization notes. Certain equity interests of these subsidiaries serve as collateral for the notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions. The notes issued by these VIEs are backed by the cash flows related to the Company’s equity method investments (“Participation Rights”) in certain funds. The Company determined that it is the primary beneficiary of the securitization vehicles because (i) its servicing responsibilities for the Participation Rights give the Company the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) its variable interests in the VIEs give the Company the obligation to absorb losses and the right to receive residual returns that could potentially be significant. In 2019, certain subsidiaries of the Company issued an additional $50.0 million in privately placed securitization notes.
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

TPG Inc.
Notes to Consolidated Financial Statements
As the primary beneficiary of these entities, the Company is exposed to credit, interest rate and market risk from the Participation Rights in the VIEs. However, the Company’s exposure to these risks did not change as a result of the transfer of Participation Rights to the VIEs. The Company may also be exposed to interest rate risk arising from the secured notes issued by the VIEs. The secured notes issued by the VIEs are shown on the Company’s Consolidated Statements of Financial Condition as secured borrowings, net of unamortized issuance costs as of December 31, 2022 and December 31, 2021 of $4.7 million and $5.1 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Consolidated Statements of Financial Condition (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$33,612	$24,719
Restricted cash	13,166	13,135
Participation rights receivable (a)	475,110	492,276
Due from affiliates	436	1,146
Total assets	$522,324	$531,276

Accrued interest	$191	$191
Due to affiliates and other	280	22,470
Secured borrowings, net	245,259	244,950
Total liabilities	$245,730	$267,611
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Consolidated Statements of Financial Condition.
12.    Debt
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of December 31, 2022		As of December 31, 2021
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility (a)	March 2011	July 2027	$700,000	$—	5.46%	$—	1.85%
Subordinated Credit Facility (b)	August 2014	August 2024	30,000	—	6.71%	—	2.35%
Senior Unsecured Term Loan (c)	December 2021	December 2024	200,000	199,307	5.46%	199,494	1.10%
Secured Borrowings - Tranche A (d)	May 2018	June 2038	200,000	196,186	5.33%	195,938	5.33%
Secured Borrowings - Tranche B (d)	October 2019	June 2038	50,000	49,073	4.75%	49,012	4.75%
Total debt obligations			$1,180,000	$444,566		$444,444
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

TPG Inc.
Notes to Consolidated Financial Statements
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
(b)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2022, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2023 to August 2024 and replaced LIBOR as the applicable reference rate with SOFR, and otherwise conforms the agreements to accommodate SOFR as the reference rate.
(c)In December 2021, the Company entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The term loans had an interest rate of LIBOR plus 1.00% and will mature in December 2024. In July 2022, the Company entered into an amended and restated term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”). The Amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with SOFR, and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate. Principal amounts outstanding under the Amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
(d)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 11 to the Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company will pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At December 31, 2022, the Company is in compliance with these covenants and conditions.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred interest expense of $19.0 million, $14.3 million and $15.7 million, respectively, on its debt obligations.
At December 31, 2022 and 2021, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $231.5 million and $271.6 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at December 31, 2022 and 2021.
At December 31, 2022, the fair value of the Company’s Senior Unsecured Term Loan was $199.2 million, which approximates its carrying amount represented in the Consolidated Statements of Financial Condition due to its variable rate nature.
13.    Income Taxes
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
The income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes
United States	$80,872	$3,171,385	$1,756,113
International	(104,624)	1,493,650	(307,402)
	$(23,752)	$4,665,035	$1,448,711

TPG Inc.
Notes to Consolidated Financial Statements
The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income taxes (benefit)
Federal	$44,714	$1,950	$1,124
State and local	9,466	1,954	1,582
International	5,443	5,010	7,936
	59,623	8,914	10,642
Deferred income taxes (benefit)
Federal	(21,639)	(223)	(334)
State and local	(4,769)	(105)	(192)
International	(732)	452	(337)
	(27,140)	124	(863)
Income tax expense (benefit)	$32,483	$9,038	$9,779
Income taxes are provided at the applicable statutory rates. The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Accruals	$2,063	$1,637
Investment basis differences	99,018	—
Equity based compensation	10,674	—
Lease liabilities	12,638	—
Fixed assets	369	384
Straight line rent	6	305
Net operating loss carryforwards	—	449
Other	603	125
	125,371	2,900
Less: valuation allowance	(80,340)	(442)
Deferred tax assets, net	$45,031	$2,458

Deferred tax liabilities
Accruals	$42	$25
Right-of-use assets	11,157	—
Fixed assets	155	585
Straight-line rent	—	7
Other	218	(314)
Deferred tax liabilities, net	$11,572	$303
As of December 31, 2022, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $113.8 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale

TPG Inc.
Notes to Consolidated Financial Statements
of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $80.3 million against its net deferred tax assets of $113.8 million (resulting in net deferred tax assets after valuation allowance of $33.5 million) as of December 31, 2022, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, and concurrent with the Reorganization, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Consolidated Statements of Financial Condition of $18.3 million.
At December 31, 2022, the Company did not have any foreign or federal net operating loss carryforwards, any state or local net operating losses, or any foreign tax credit carryforwards, net of valuation allowance.
The Company also considers projections of taxable income in evaluating its ability to utilize deferred tax assets. In projecting its taxable income, the Company begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Company uses to manage its business. The Company’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from the deferred tax asset will be realized.
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	Year Ended December 31,
	2022	2021	2020
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
Income passed through to partners	(136.2)	(20.1)	(24.5)
State and local income taxes	(25.9)	—	0.1
Foreign Taxes, net of U.S. foreign tax credits	(17.3)	(0.8)	4.1
Equity based compensation	2.0	—	—
Change in TPG Operating Group Partnerships tax basis estimate	21.7	—	—
Return to Provision	3.9	—	—
Change in valuation allowance	(4.3)	—	—
Other	(1.7)	—	—
Effective income tax rate	(136.8%)	0.2%	0.7%
The Company’s effective tax rate was (136.8)%, 0.2% and 0.7% for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) the Company was not subject to U.S. federal taxes prior to the Reorganization and (ii) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests. In addition, during the year ended December 31, 2022, the Company recognized an income tax benefit in connection with certain changes in estimate of the income tax basis of the Company's investments in the TPG Operating Group partnerships at the time of the Reorganization.

TPG Inc.
Notes to Consolidated Financial Statements
The following is a tabular reconciliation of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits - January 1	$1,965	$1,760	$1,459
Additions related to current year positions	259	359	363
Additions related to prior year positions	—	—	—
Reductions for tax positions of prior years	—	(119)	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Exchange rate fluctuations	(200)	(35)	(62)
Unrecognized tax benefits - December 31	$2,024	$1,965	$1,760
The Company recognizes interest accrued on uncertain tax benefits in income tax expense. For the years ended December 31, 2022, 2021, 2020, the Company recognized interest of $1.1 million, $0.9 million and $0.8 million, respectively. The Company recognized penalties of $1.3 million for each of the years ended December 31, 2022, 2021, 2020.
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
In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2022, U.S. federal tax returns related to predecessor entities for the years 2019 through 2021 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our predecessor entities are generally open to audit for tax years between 2018 to 2021. In addition, certain foreign subsidiaries’ tax returns from 2016 to 2021 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Consolidated Financial Statements.
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

14. Sale of non-controlling interests in consolidated entities
In June 2017, the Holdings Companies sold an equity interest in the Former Affiliate of 1.5625% to a strategic investor for an aggregate price of $50.0 million. The Holdings Companies received $17.5 million in proceeds upon closing with the balance to be paid in equal installments over three years. The Company received $10.8 million in the year ended December 31, 2020. The payments are shown in the Consolidated Statements of Changes in Equity. As of December 31, 2020, the receivable for the sale of non-controlling interests in consolidated entities had been settled in full. The sale of the equity interests was subject to a put provision whereby, under limited circumstances, the Holdings Companies would be required to repurchase all the equity interest previously sold in excess of any distributions received. This provision expired in June 2022.

TPG Inc.
Notes to Consolidated Financial Statements
15.    Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	December 31,
	2022	2021
Portfolio companies	$57,492	$42,067
Partners and employees	2,270	2,760
Other related entities	54,030	47,183
Unconsolidated VIEs	88,847	93,311
Due from affiliates	$202,639	$185,321

Portfolio companies	$10,367	$6,567
Partners and employees	60,309	125,429
Other related entities	21,615	658,954
Unconsolidated VIEs	47,572	36,049
Due to affiliates	$139,863	$826,999
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG Funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the years ended December 31, 2022 and 2021 totaled $154.8 million and $211.3 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG Funds, limited partners of TPG Funds, or Portfolio Companies. The Company disclosed revenues in Note 2 to the Consolidated Financial Statements.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million and $1.0 million at December 31, 2022 and December 31, 2021, respectively.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Consolidated Financial Statements, totaled less than $0.1 million for the year ended December 31, 2022, and $0.5 million for each of the years ended December 31, 2021 and 2020.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million. For the year ended December 31, 2022, the Company made no lease payments to entities controlled by certain partners of the Company. For the year ended December 31, 2021, such lease payments, which were paid to entities controlled by certain partners of the Company, totaled $4.9 million.

TPG Inc.
Notes to Consolidated Financial Statements
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the year ended December 31, 2022 were $19.8 million and recorded in expense reimbursements and other within revenues in the Consolidated Financial Statements.

Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized within expense reimbursements and other in the amount of $23.5 million, $21.8 million and $16.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, these related parties have made payments associated with these arrangements of $26.2 million, $27.9 million and $21.1 million, respectively.

16. Redeemable equity attributable to consolidated Public SPACs
Investment in SPACs
The Company invests in and sponsors SPACs which are formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitles the holder to purchase one share of Class A ordinary shares at a fixed exercise price) are sold to investors. Each SPAC provides its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. If the SPAC is unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs will redeem all public shares. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity attributable to Public SPACs in the accompanying Consolidated Financial Statements.
The Company consolidates these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties are eliminated in consolidation.
In August 2021, AFTR, a SPAC, completed an initial public offering. AFTR sold 25,000,000 units at a price of $10.00 per unit for total IPO proceeds of $250.0 million. Each unit consists of one Class A ordinary share of AFTR at $0.0001 par value and one-third of one warrant.
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 shares at a price of $10.00 per share for total IPO proceeds of $400.0 million. Each share consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million, of which the Company is responsible for $24.9 million as of December 31, 2022.
In October 2020, TPG PACE Beneficial Finance Corp. ("TPGY”), a SPAC, completed an initial public offering. TPGY sold 35,000,000 units at a price of $10.00 per unit for total IPO proceeds of $350.0 million. Each unit consisted of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant.
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

TPG Inc.
Notes to Consolidated Financial Statements
liquidating distributions with respect to the TPGY’s warrants, which expired with no value. FPAs entered into by TPGY at the time of its IPO were terminated on October 11, 2022. After October 11, 2022, TPGY ceased all operations except for those required to wind up its business.
Redeemable equity from consolidated Public SPACs
Redeemable equity from consolidated Public SPACs represents the shares issued by the Company’s consolidated Public SPACs that are redeemable for cash in the event of an election to redeem by individual public shareholders at the time of the business combination. Additionally, these shares become automatically redeemable with the Public SPAC’s failure to complete a business combination, tender offer or stockholder approval provisions. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity from consolidated Public SPACs in the accompanying Consolidated Financial Statements.
Offering costs related to Class A ordinary shares issued by SPACs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the IPO. Offering costs for the year ended December 31, 2021 totaled approximately $54.1 million, inclusive of $32.7 million in deferred underwriting commissions, and were charged to redeemable equity. Offering costs for the year ended December 31, 2020 totaled approximately $46.0 million, inclusive of $28.0 million in deferred underwriting commissions. The Company had no such activity for the year ended December 31, 2022. Approximately $44.7 million of the offering costs were related to the issuance of Class A ordinary shares and charged to redeemable equity and approximately $1.3 million of the offering costs were related to the warrant liabilities and charged to the Consolidated Statement of Operations.
As of December 31, 2022 and 2021, the redeemable equity consisted of 65.0 million and 100.0 million outstanding Class A ordinary shares, respectively. These interests were classified outside of partners’ capital totaling $653.6 million and $1,000.0 million, respectively, which represented the full redemption value and equals the assets held in Trust Accounts. The following table summarizes the adjustments to redeemable equity (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,000,027	$800,011	$—
IPO share proceeds	—	935,000	800,000
Current and deferred offering costs	12,959	(54,141)	(44,702)
Bifurcation of warrant liabilities	—	(12,500)	(24,000)
Net income (loss) attributable to redeemable equity	14,648	155,131	(195,906)
Redemptions / withdrawals	(352,014)	(304,760)	—
Deconsolidation	—	(430,265)	—
Change in redemption value of redeemable non-controlling interest	(21,985)	(88,449)	264,619
Total redeemable equity	$653,635	$1,000,027	$800,011

TPG Inc.
Notes to Consolidated Financial Statements
17.    Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease cost (a):
Operating lease cost	$26,371	$37,330	$35,995
Short-term lease costs	562	416	184
Variable lease cost	6,381	5,067	2,478
Sublease income	(3,947)	(5,807)	(4,000)
Total lease cost	$29,367	$37,006	$34,657
Weighted-average remaining lease term	7.1	7.4	8.3
Weighted-average discount rate	4.11%	4.11%	4.09%
___________
(a)Office rent expense for the years ended December 31, 2022, 2021 and 2020 was $26.1 million, $32.0 million and $30.9 million, respectively.

Supplemental Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$28,458	$29,224	$29,427
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	6,311	5,634	6,035
Non-cash right-of-use assets and lease liability termination	(13,375)	—	—
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of December 31, 2022 (in thousands):

Year Due	Lease Amount
2023	$19,000
2024	25,319
2025	27,862
2026	19,765
2027	18,423
Thereafter	62,614
Total future undiscounted operating lease payments	172,983
Less: imputed interest	(25,096)
Present value of operating lease liabilities	$147,887

TPG Inc.
Notes to Consolidated Financial Statements
18.    Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At December 31, 2022 and 2021, the maximum obligations guaranteed under these agreements totaled $1,120.8 million and $715.0 million, respectively. At December 31, 2022, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2024	$30,000
December 2024	200,000
June 2026	60,000
December 2026	103,718
July 2027	700,000
June 2030	27,050
Total	$1,120,768
At December 31, 2022 and 2021, the outstanding amount of debt on obligations related to these guarantees was $327.8 million and $341.3 million, respectively.
Letters of Credit
The Company had $0.5 million and $0.7 million in letters of credit outstanding at December 31, 2022 and 2021, respectively.
Commitments
At December 31, 2022, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $150.1 million to the consolidated Public SPACs.
At December 31, 2022, the TPG Operating Group had unfunded investment commitments of $365.8 million to the TPG Funds, consolidated Public SPACs and other strategic investments.
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
At December 31, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Consolidated Financial Statements.
At December 31, 2022, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,869.4 million on a pre-tax basis.
During the year ended December 31, 2022, the general partners made no payments on the clawback liability.

TPG Inc.
Notes to Consolidated Financial Statements
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
Based on information presently known by management, the Company has not recorded a potential liability related to any pending legal proceeding and is not subject to any legal proceedings that we expect to have a material impact on our operations, financial positions or cash flows. It is not possible, however, to predict the ultimate outcome of all pending legal proceedings, and the claimants in the matter discussed below seek potentially large and indeterminate amounts. As such, although we do not consider such an outcome likely, given the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in the matter described below or certain other matters could have a material effect on the Company’s financial results in any particular period.
Since 2011, a number of TPG-related entities and individuals, including David Bonderman and Jim Coulter, have been named as defendants/respondents in a series of lawsuits in the United States, United Kingdom, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, are named in the suits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper.
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

TPG Inc.
Notes to Consolidated Financial Statements
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
In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company is cooperating with the SEC’s request.
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
19.    Net Income (Loss) Per Class A Common Share
Basic and diluted net income (loss) per share of Class A common stock is presented from January 13, 2022 through December 31, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.
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
In computing the dilutive effect that the exchange of TPG Operating Group partnership units would have on net income available to Class A common stock per share, TPG considered that net income (loss) available to holders of shares of Class A common stock would increase due to the elimination of non-controlling interests in the TPG Operating Group, inclusive of any tax impact. The hypothetical conversion may be dilutive to the extent there is activity at the TPG Inc. level that has not previously been attributed to the non-controlling interests or if there is a change in tax rate as a result of a hypothetical conversion.

TPG Inc.
Notes to Consolidated Financial Statements
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

Year Ended December 31, 2022
Numerator:
Net income (loss)	$(56,235)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	5,256
Net income (loss) subsequent to IPO	(61,940)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	15,165
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(180,824)
Net income attributable to other non-controlling interests subsequent to IPO	11,293
Net income attributable to Class A Common Stockholders prior to distributions	92,426
Reallocation of earnings to unvested participating restricted stock units	(4,994)
Net income attributable to Class A Common Stockholders - Basic	87,432
Net loss assuming exchange of non-controlling interest	(147,133)
Reallocation of income from participating securities assuming exchange of Common Units	132
Net income (loss) attributable to Class A Common Stockholders - Diluted	$(59,569)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	79,255,411
Exchange of Common Units to Class A Common Stock	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	308,908,052
Net income (loss) available to Class A common stock per share
Basic	$1.10
Diluted	$(0.19)
Dividends declared per share of Class A Common Stock (a)	$1.09
___________
(a)Dividends declared reflects the calendar date of the declaration for each distribution. The fourth quarter dividends were declared on February 15, 2023 and are payable on March 10, 2023.
20.    Equity-Based Compensation
In conjunction with the IPO, TPG employees, certain of the Company’s executives and certain non-employees received grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting. These grants were issued as part of the IPO to promote broad ownership of the firm among its employees and further align its interests with those of its shareholders. As a result of the Reorganization and the IPO, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and indirect economic interests through RemainCo. In conjunction with the Reorganization, TPG Partner Holdings distributed its interest in RemainCo and the underlying assets as part of a common control transaction to its existing owners, which are the Company’s current and former partners. No changes were made to the terms of the unvested units. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within our Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to both service-based vesting, primarily over a four to seven-year period from the date of grant or, in certain cases, to performance conditions. Holders of these interests participate in distributions regardless of

TPG Inc.
Notes to Consolidated Financial Statements
the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager discussed in Note 3 to the Consolidated Financial Statements, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock (collectively with “TOG Units,” the “Other IPO-Related Awards”) subject to both service and performance conditions, which are deemed probable of achieving.
The following table summarizes the granted and outstanding awards for the year ended December 31, 2022 (in millions, including share data):

	Shares / Units Granted for the year ended December 31, 2022	Shares / Units Outstanding as of December 31, 2022	Compensation Expense for the year ended December 31, 2022	Unrecognized Compensation Expense as of December 31, 2022
Restricted Stock Units
IPO Service-Vesting Awards	10.2	9.4	$68.9	$215.5
IPO Executive Service-Vesting Awards	1.1	1.1	6.3	26.2
IPO Executive Performance Condition Awards	1.1	1.1	5.2	13.0

Ordinary Service-Vesting Awards	0.7	0.7	2.8	16.0
Ordinary Performance-Vesting Awards	0.1	0.1	0.6	3.0

Total Restricted Stock Units	13.2	12.4	$83.8	$273.7

Other IPO-Related Awards
Unvested TOG Common Units	2.4	2.2	$24.3	$40.9
Unvested Class A Common Stock	1.8	1.7	17.1	35.1
Total Other IPO-Related Awards	4.2	3.9	$41.4	$76.0

	Unvested Units at IPO	Unvested Units Outstanding as of December 31, 2022	Compensation Expense for the year ended December 31, 2022	Unrecognized Compensation Expense as of December 31, 2022
TPH and RPH Units
TPH units	66.6	50.3	$426.9	$1,211.6
RPH units	0.6	0.4	81.7	209.7
Total TPH and RPH Units	67.2	50.7	$508.6	$1,421.3

Restricted Stock Units
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock, which, pursuant to the Omnibus Plan’s evergreen provision, such share reserve was increased to 43,492,763 shares of TPG Inc.’s Class A common stock on January 6, 2023.
For the year ended December 31, 2022, the Company recorded equity-based compensation expense of $83.8 million.
IPO and Ordinary Service-Vesting Awards
Under the Omnibus Plan, the Company granted equity awards that are subject to service-based vesting, primarily over a four to six-year period from the date of grant (“Service-Vesting Awards”). Holders of the Service-Vesting Awards participate in dividends whether the awards are unvested or vested.

TPG Inc.
Notes to Consolidated Financial Statements
The Company awarded 10.2 million of restricted stock units to employees and certain non-employees of the Company in conjunction with the IPO. Additionally, for the year ended December 31, 2022, the Company issued 0.7 million of ordinary Service-Vesting Awards. The related expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Consolidated Statements of Operations and totaled $7.1 million for the year ended December 31, 2022. This excludes 2.2 million of restricted stock units granted to certain executives (“Executive Awards”) in conjunction with the IPO.
The fair value is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the year ended December 31, 2022 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2021	—	$—
Granted	10.9	29.42
Vested, settled	(0.2)	29.50
Forfeited	(0.6)	29.48
Balance at December 31, 2022	10.1	$29.41
As of December 31, 2022, there was approximately $231.5 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.5 years.
Subsequent to December 31, 2022, we granted 3.7 million in Ordinary Service-Vesting Awards. The units will vest in equal tranches over a period of three years.
Ordinary Performance-Vesting Awards
Under the Omnibus Plan, the Company also granted 0.1 million of ordinary equity awards that are subject to both service and performance conditions (“Performance-Vesting Awards”). The weighted-average grant date fair value per share was $26.93 for these awards. For year ended December 31, 2022, the Company recorded equity-based compensation expense of $0.6 million. Further, as of December 31, 2022, there was approximately $3.0 million of total estimated unrecognized compensation expense related to unvested Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.
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
The fair value of the Executive Service-Vesting Awards, $32.5 million, is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. Compensation expense for those awards is recognized on a straight-line basis. The grant date fair value of the Executive Performance Condition Awards made during the year ended December 31, 2022 was $18.2 million and was based on a Monte-Carlo simulation valuation model. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis.

TPG Inc.
Notes to Consolidated Financial Statements
The following table presents the rollforwards of the Company’s unvested Executive Awards for the year ended December 31, 2022 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	—	$—	—	$—
Granted	1.1	29.50	1.1	16.58
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at December 31, 2022	1.1	$29.50	1.1	$16.58
Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Grant Date Fair Value
Type I	$17.58
Type II	$15.59

Significant Assumptions	Type I	Type II
TPG Class A common stock share price as of valuation date	$29.50	$29.50
Volatility	35.0%	35.0%
Dividend Yield	4.0%	4.0%
Risk-free rate	1.46%	1.65%
Cost of Equity	10.7%	10.7%
As of December 31, 2022, there was approximately $26.2 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 4.0 years. There was approximately $13.0 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.
TPH and RPH Awards
We account for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $508.6 million for the year ended December 31, 2022. The Company had no such compensation expense for the year ended December 31, 2021. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, we have allocated these expense amounts to our non-controlling interest holders.

TPG Inc.
Notes to Consolidated Financial Statements
The following table presents the rollforwards of the Company’s unvested TPH Units and RPH Units for the period commencing on January 13, 2022 and ending on December 31, 2022 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at January 13, 2022	34.0	$23.60	0.6	$457.10
Granted	34.2	25.06	—	—
Vested	(17.4)	24.41	(0.2)	457.10
Forfeited	(0.5)	24.78	—	—
Balance at December 31, 2022	50.3	$24.38	0.4	$457.10
As of December 31, 2022, there was approximately $1,421.3 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.

Other IPO-Related Awards
In accordance with ASC 718 the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the year ended December 31, 2022 totaled $41.4 million. The Company had no such expense for the year ended December 31, 2021. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc. The weighted average grant date fair value of the TOG Units was $27.29 and of Class A common stock was $29.50. Total unrecognized compensation expense related to outstanding unvested awards as of December 31, 2022 was $76.0 million, of which our TOG Units and Class A common stock represented $40.9 million and $35.1 million, respectively.
Other compensation matters
TPG provides voluntary defined contribution plans for its U.S. and U.K. employees who meet certain eligibility requirements. The current defined contribution plan for U.S. employees is a 401(k) profit-sharing plan that was adopted in May 1996. The current defined contribution plan for U.K. employees is a pension plan that was adopted in January 2010. Employees may elect to make contributions up to legally established limits. Both plans provide for employer contributions at the Company’s discretion. The Company’s contribution expenses were $12.7 million, $10.9 million and $11.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Compensation includes a significant performance-based component in the form of discretionary bonuses. The Company incurred discretionary bonus expense of $205.4 million, $340.9 million and $293.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Certain employees of the Company receive awards from TPG RE Finance Trust, Inc. (“TRTX”), a publicly traded real estate investment trust, externally managed and advised by TPG RE Finance Trust Management, L.P., a wholly-owned subsidiary of the Company, for services provided to TRTX. Generally, these awards vest over four years for employees and at grant date for directors of TRTX.
The awards granted to certain employees of the Company are recorded in other assets and due to affiliates on the grant date in the Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the year ended December 31, 2022, the Company recognized less than $0.01 million of management fees and compensation and benefits expense. For the year ended December 31, 2021, the Company recognized $9.5 million of such expense.

TPG Inc.
Notes to Consolidated Financial Statements
21.    Equity

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of December 31, 2022, 79,240,058 shares of Class A common stock were outstanding, 229,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Consolidated Statements of Stockholders’ Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
The following is a summary of cash dividends declared per share on the Company’s Class A common stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	$0.39
November 9, 2022	November 21, 2022	December 2, 2022	$0.26
On February 15, 2023, the Company’s board of directors declared and approved a cash dividend for the fourth quarter of 2022 of $0.50 per share of Class A common stock of record at the close of business on February 27, 2023, payable on March 10, 2023.
22.    Subsequent Events
Other than the events noted in Note 20 and Note 21 to the Consolidated Financial Statements, there have been no additional events since December 31, 2022 that require recognition or disclosure in the Consolidated Financial Statements.

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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and executive officers as well as corporate governance matters will be in our 2023 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2022 under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Form 10-K by reference.
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
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the board of directors will be in the 2023 Proxy Statement under the caption “Compensation Matters” and is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2023 Proxy Statement under the captions “Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated in this Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2023 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated in this Form 10-K by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services will be in the 2023 Proxy Statement under the caption “Ratification of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) as our Independent Registered Public Accounting Firm for 2023” and is incorporated in this Form 10-K by reference.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this annual report.
1. Financial Statements:
See Item 8 above.
2. Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
3. Exhibits:
Exhibits are included below.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2022).
3.2	Bylaws of TPG Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on January 13, 2022).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group I, L.P., dated as of January 12, 2022, among TPG Holdings I-A, LLC and the limited partners of TPG Operating Group I, L.P. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.2
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group II, L.P., dated as of January 12, 2022, among TPG Holdings II-A, LLC and the limited partners of TPG Operating Group II, L.P. party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.3
Sixth Amended and Restated Limited Partnership Agreement of TPG Operating Group III, L.P., dated as of January 12, 2022, among TPG Holdings III-A, L.P. and the limited partners of TPG Operating Group III, L.P. party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.4
Indenture, dated as of May 9, 2018 and Amended as of October 1, 2019 between TPG Holdings I FinanceCo, L.P., TPG Holdings II FinanceCo, L.P., TPG Holdings III FinanceCo, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).

10.5
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

10.6
First Amendment Agreement to the Fifth Amended and Restated Credit Agreement, dated as of August 23, 2022, among TPG Operating Group II, L.P., the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 9, 2022).

10.7
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

10.8
Reorganization Agreement, dated as of December 31, 2021, among TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P., TPG Group Advisors (Cayman), Inc., TPG Group Advisors (Cayman), LLC, TPG Partner Holdings Advisors, Inc., TPG Group Holdings (SBS) Advisors, Inc., TPG Group Holdings (SBS) Advisors, LLC, David Bonderman, James G. Coulter, Jon Winkelried and TPG GP A, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.9
Tax Receivable Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.10
Exchange Agreement, dated as of January 12, 2022, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.11
Investor Rights Agreement, dated as of January 12, 2022, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG Group Holdings (SBS), L.P., TPG New Holdings, LLC, TPG Partner Holdings, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.12
Administrative Services Agreement, dated as of December 31, 2021, between TPG Global, LLC and Tarrant Remain Co GP, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.13
Performance Earnings Agreement, dated as of December 31, 2021, among Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., Tarrant Remain Co III, L.P., TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P. and TPG Partners, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.14
Master Contribution Agreement, dated as of December 31, 2021, among TPG Holdings I, L.P., TPG Holdings II, L.P., TPG Holdings III, L.P., Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., Tarrant Remain Co III, L.P. and each of the other persons party thereto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.15	Form of Strategic Investor Transfer Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.16†
Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc. and Jon Winkelried (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.17†
Employment Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and James G. Coulter (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.18†
Letter Agreement, dated as of December 15, 2021, among TPG Global, LLC, TPG Holdings, L.P., TPG Partner Holdings, L.P., TPG Group Advisors (Cayman), Inc., TPG Partners, LLC and David Bonderman (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.19†
Letter Agreement, dated as of December 15, 2021, between TPG Global, LLC and Jonathan Coslet (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.20†
Executive Retention Agreement, dated as of November 13, 2021, between TPG Partner Holdings, L.P. and Kelvin L. Davis (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).

10.21†	Form of U.S. Offer Letter for TPG Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.22†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on January 13, 2022).
10.23†
Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.24†
Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.25†
Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.26†	Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.27†	Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.28
Amended and Restated Limited Liability Company Agreement of TPG GP A, LLC, dated as of January 12, 2022, among TPG Partners, LLC and the members of TPG GP A, LLC party thereto (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.29
Founder Exchange Agreement, dated as of January 12, 2022, among David Bonderman, James G. Coulter, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG GP Advisors, Inc., TPG PEP GenPar Advisors, Inc., TPG GP A, LLC, New TPG GP Advisors, Inc., TPG Group Holdings (SBS) Advisors, Inc., TPG Partner Holdings Advisors, Inc. and TPG Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.30
Founder Net Settlement Agreement, dated as of December 31 2021, among David Bonderman, James G. Coulter, TPG Europe, LLC, TPG Europe II, LLC, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG Global Advisors, LLC, TPG Global, LLC, TPG International, LLC and Tarrant Capital, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.31*†	Independent Director Compensation Policy.
14.1*	TPG Inc. Code of Conduct and Ethics.
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP as to TPG Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Filed herewith
† Management compensatory plan or arrangement
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023	By: /s/ Jon Winkelried
Name: Jon Winkelried
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Bonderman David Bonderman	Founding Partner, Non-Executive Chairman and Director	February 24, 2023

/s/ James G. Coulter James G. Coulter	Founding Partner, Executive Chairman and Director	February 24, 2023

/s/ Jon Winkelried Jon Winkelried	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023

/s/ Jack Weingart Jack Weingart	Chief Financial Officer and Director (Principal Financial Officer)	February 24, 2023

/s/ Martin Davidson Martin Davidson	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

/s/ Todd Sisitsky Todd Sisitsky	Director	February 24, 2023

/s/ Anilu Vasquez-Ubarri Anilu Vazquez-Ubarri	Director	February 24, 2023

/s/ Maya Chorengel Maya Chorengel	Director	February 24, 2023

/s/ Jonathan Coslet Jonathan Coslet	Director	February 24, 2023

/s/ Kelvin Davis Kelvin Davis	Director	February 24, 2023

/s/ Ganen Sarvanathan Ganen Sarvananthan	Director	February 24, 2023

/s/ David Trujillo David Trujillo	Director	February 24, 2023

/s/ Gunther Bright Gunther Bright	Director	February 24, 2023

/s/ Mary Cranston Mary Cranston	Director	February 24, 2023

/s/ Deborah M. Messemer Deborah M. Messemer	Director	February 24, 2023