Form 10-Q
period 2023-03-31
TPG Inc.
filed 2023-05-15
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, there were 72,252,574 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 228,652,641 shares of the registrant’s Class B common stock outstanding.

1

2

Cautionary Note Regarding Forward-Looking Statements
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected filing of our amended and restated certificate of incorporation, the expected growth, future capital expenditures, fund performance, dividends and dividend policy and debt service obligations, such as those contained in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to complete and recognize the anticipated benefits of the acquisition of Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”) on the anticipated timeline or at all; purchase price adjustments; unexpected costs related to the transaction and the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
3

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
•“Control Group” refers to David Bonderman, James G. (“Jim”) Coulter and Jon Winkelried.
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
•“Investor Rights Agreement” refers to the investor rights agreement, dated January 12, 2022, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG Group Holdings (SBS), L.P., TPG New Holdings, LLC, TPG Partner Holdings, L.P., the Other TPG Feeder Partnerships, the Limited Partners and the Investors.
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
•“Public SPACs” refers to TPG Pace Beneficial Finance Corp., TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp.
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
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Accrued Performance Allocations—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$931,946	$1,107,484
Restricted cash (1)	13,277	13,166
Due from affiliates	193,142	202,639
Investments (includes assets pledged of $488,655 and $475,110 as of March 31, 2023 and December 31, 2022, respectively (1))	5,530,841	5,329,868
Other assets	637,007	629,392
Assets of consolidated Public SPACs (1):
Cash and cash equivalents	4,375	5,097
Assets held in Trust Accounts	656,347	653,635
Other assets	387	457
Total assets	$7,967,322	$7,941,738

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$149,751	$98,171
Due to affiliates	232,815	139,863
Debt obligations (1)	444,733	444,566
Accrued performance allocation compensation	3,225,492	3,269,889
Other liabilities	232,311	226,090
Liabilities of consolidated Public SPACs (1):
Derivative liabilities	1,417	667
Deferred underwriting	22,750	22,750
Other liabilities	262	236
Total liabilities	4,309,531	4,202,232

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs (1)	656,347	653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,492,727 and 79,240,058 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	80	79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	522,888	506,639
Retained (deficit) earnings	(13,981)	2,724
Other non-controlling interests	2,492,228	2,576,199
Total equity	3,001,444	3,085,871
Total liabilities, redeemable equity and equity	$7,967,322	$7,941,738
_________________
(1)The Company’s consolidated total assets and liabilities as of March 31, 2023 and December 31, 2022 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Fees and other	$311,471	$273,005
Capital allocation-based income	331,674	837,705
Total revenues	643,145	1,110,710
Expenses
Compensation and benefits:
Cash-based compensation and benefits	120,451	116,359
Equity-based compensation	157,293	185,911
Performance allocation compensation	221,341	523,138
Total compensation and benefits	499,085	825,408
General, administrative and other	104,873	102,264
Depreciation and amortization	8,222	8,699
Interest expense	7,418	4,638
Expenses of consolidated Public SPACs:
Other	519	1,523
Total expenses	620,117	942,532
Investment income (loss)
Income (loss) from investments:
Net gains from investment activities	14,816	6,643
Interest, dividends and other	7,971	204
Investment income of consolidated Public SPACs:
Unrealized (losses) gains on derivative liabilities of Public SPACs	(750)	2,657
Interest, dividends and other	2,712	126
Total investment income	24,749	9,630
Income before income taxes	47,777	177,808
Income tax expense	12,103	15,004
Net income	35,674	162,804
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net income attributable to redeemable equity in Public SPACs	1,529	1,823
Net loss attributable to non-controlling interests in TPG Operating Group	(25,492)	(4,912)
Net income attributable to other non-controlling interests	34,582	118,904
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$25,055	$41,284
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.27	$0.52
Diluted	$(0.01)	$0.11
Weighted-average shares of Class A common stock outstanding
Basic	79,499,319	79,240,057
Diluted	309,140,849	308,892,698
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2022	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income	—	—	—	—	—	25,055	25,055	9,090	34,145
Equity-based compensation	—	—	—	—	9,320	—	9,320	146,386	155,706
Capital contributions	—	—	—	—	—	—	—	2,791	2,791
Dividends/distributions	—	—	—	—	—	(41,760)	(41,760)	(229,179)	(270,939)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(91)	—	(91)	(1,092)	(1,183)
Shares issued for net settlement of equity-based awards	252,669	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,546)	—	(1,546)	(4,486)	(6,032)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Equity reallocation between controlling and non-controlling interest	—	—	—	—	7,481	—	7,481	(7,481)	—
Balance at March 31, 2023	80,492,727	228,652,641	$80	$229	$522,888	$(13,981)	$509,216	$2,492,228	$3,001,444

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
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$35,674	$162,804
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	157,293	185,911
Performance allocation compensation	221,341	523,138
Net gains from investment activities	(14,816)	(6,643)
Capital allocation-based income	(331,674)	(837,705)
Other non-cash activities	17,829	16,565
Unrealized losses (gains) on derivative liabilities of Public SPACs	750	(2,657)
Changes in operating assets and liabilities:
Purchases of investments	(21,113)	(25,297)
Proceeds from investments	172,602	662,481
Due from affiliates	3,253	(53,802)
Other assets	(14,855)	(25,514)
Accounts payable and accrued expenses	51,580	74,402
Due to affiliates	29,104	37,420
Accrued performance allocation compensation	(265,738)	(2,599)
Other liabilities	(3,535)	(3,457)
Changes related to consolidated Public SPACs:
Cash and cash equivalents	722	(4,123)
Assets held in Trust Accounts	(2,712)	(29)
Other assets	70	17,830
Other liabilities	25	(5,123)
Net cash provided by operating activities	35,800	713,602

Investing activities:
Repayments of notes receivable from affiliates	—	14,616
Advances on notes receivable from affiliates	—	(14,000)
Purchases of fixed assets	(896)	(1,252)
Net cash used in investing activities	(896)	(636)
Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	—	770,865
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	—	49,756
Purchase of partnership interests with IPO proceeds	—	(379,597)
Reorganization activities	—	2,124
Proceeds from Subordinated Credit Facility	—	30,000
Repayments of Subordinated Credit Facility	—	(30,000)
Withholding taxes paid on net settlement of equity-based awards	(6,032)	—
Contributions from holders of other non-controlling interests	2,791	—
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	—	(318,942)
Dividends/Distributions	(207,090)	—
Distributions to partners prior to Reorganization and IPO	—	(355,282)
Net cash used in financing activities	(210,331)	(231,076)
Net change in cash, cash equivalents and restricted cash	$(175,427)	$481,890
Cash, cash equivalents and restricted cash, beginning of period	1,120,650	985,864
Cash, cash equivalents and restricted cash, end of period	$945,223	$1,467,754

See accompanying notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,895	$1,039
Cash paid for interest	3,897	32
Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting related to Public SPACs	—	11,652
Distributions payable to holders of other non-controlling interests	66,710	82,345
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$931,946	$1,454,619
Restricted cash	13,277	13,135
Cash, cash equivalents and restricted cash, end of period	$945,223	$1,467,754

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
Reorganization and IPO
The owners of TPG Group Holdings and the TPG Operating Group completed a series of actions on January 12, 2022 as part of a corporate reorganization (the “Reorganization”), in conjunction with an initial public offering (“IPO”) that was completed on January 18, 2022. TPG Partners, LLC was created on August 4, 2021 to effectuate the IPO and acquire Common Units of the TPG Operating Group on behalf of public investors. TPG Partners, LLC was designed as a holding company, and its only business was to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships. The TPG Operating Group (and the entities through which its direct and indirect partners held their interests) was restructured and recapitalized. On December 31, 2021, the TPG Operating Group transferred certain assets to RemainCo and distributed the interests in RemainCo to the owners of the TPG Operating Group.
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
As of March 31, 2023, TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26%.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2022. All intercompany transactions and balances have been eliminated. These interim Condensed Consolidated Financial Statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results expected for the full year ending December 31, 2023.
The Condensed Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group and their consolidated subsidiaries, TPG’s management companies, the general partners of TPG funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.
All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. The TPG funds make investments into portfolio companies which are considered affiliates due to the nature of the Company’s ownership interests.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Investments
Investments consist of investments in private equity funds, real estate funds, hedge funds and credit funds, including our share of any performance allocations and equity method and other proprietary investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Management fees	$250,559	$204,808
Fee Credits	(559)	(8,328)
Monitoring fees	2,756	4,001
Transaction fees	2,473	29,209
Expense reimbursements and other	56,242	43,315
Total fees and other	311,471	273,005

Performance allocations	315,707	799,958
Capital interests	15,967	37,747
Total capital allocation-based income	331,674	837,705

Total revenues	$643,145	$1,110,710

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Management fees earned generally range from 0.50% to 2.00% of committed capital during the commitment period and from 0.25% to 2.00% of actively invested capital after the commitment period or at an annual rate of fund gross assets, as defined in the respective partnership agreements of the TPG funds. Management fees charged to consolidated Public SPACs are eliminated in consolidation.
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
Incentive Fees
The Company provides investment management services to certain TPG funds and other vehicles in exchange for a management fee as discussed above and, in some cases, an incentive fee when the Company is not entitled to performance allocations, as further discussed below. Incentive fees are considered variable consideration as these fees are subject to reversal, and therefore the recognition of such fees is deferred until the end of the measurement period when the performance-based incentive fees become fixed and determinable. After the contract is established, there are no significant judgments made when determining the transaction price. During the three months ended March 31, 2023 and 2022, the Company did not earn any incentive fees.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at March 31, 2023 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in specified geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies.
Investment Income
Income from equity method investments
The carrying value of equity method investments in proprietary investments where the Company exerts significant influence is generally determined based on the amounts invested, adjusted for the equity in earnings or losses of the investee allocated based on the Company’s ownership percentage, less distributions and any impairment. The Company records its proportionate share of investee’s equity in earnings or losses based on the most recently available financial information, which in certain cases may lag the date of TPG’s financial statements by up to three calendar months. Income from equity method investments is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.
Income from equity method investments for which the fair value option was elected
Income from equity method investments for which the fair value option was elected includes realized gains and losses from the sale of investments, and unrealized gains and losses from changes in the fair value during the period as a result of quoted prices in an active market. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Income from equity method investments for which the fair value option was elected is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.
Income from equity investments
Income from equity investments, which represent investments held through equity securities of an investee that the Company does not hold significant influence over, includes realized gains from the sale of investments and unrealized gains and losses result from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Income from equity investments is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Unrealized gains (losses) from derivative liabilities of Public SPACs
Unrealized gains (losses) from derivative liabilities of Public SPACs includes unrealized gains and losses from changes in fair value of warrants and forward purchase agreements (“FPAs”).
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

Compensation expense related to the issuance of equity-based awards is measured at grant-date fair value. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. Compensation expense for awards that contain market and service conditions is based on grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized on a tranche by tranche basis using the accelerated attribution method. The requisite service period for those awards is the longer of the explicit service period and the derived service period. The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Cash and Cash Equivalents Held by Consolidated Public SPACs
Cash and cash equivalents held by consolidated Public SPACs represent cash and cash equivalents that are held by consolidated Public SPACs and are not available to fund the general liquidity needs of the Company.
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated Public SPACs have been deposited into trust accounts (“Trust Accounts”) and may only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Condensed Consolidated Financial Statements.
As of March 31, 2023 and December 31, 2022, TPG Pace Beneficial II Corp. (“YTPG”) assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account. On April 17, 2023, YTPG used these funds to redeem its outstanding Class A ordinary shares, par value $0.0001 (the “Class A Shares”). See Note 10 to the Condensed Consolidated Financial Statements.
As of March 31, 2023 and December 31, 2022, AfterNext HealthTech Acquisition Corp. (“AFTR”) assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Certain of the Company’s consolidated Public SPACs issued public warrants and FPAs in conjunction with their IPO. The Company accounts for warrants and FPAs of the consolidated Public SPAC’s ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet. These warrants and FPAs are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s Condensed Consolidated Financial Statements. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, the warrants and FPAs are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and FPAs are recognized as a non-cash gain or loss on the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, including our senior unsecured term loan, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Condensed Consolidated Financial Statements due to their short-term nature and in the case of our senior unsecured term loan due to its variable rate nature. See Note 8 to the Condensed Consolidated Financial Statements.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of March 31, 2023, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
Intangible Assets
The Company’s intangible assets consist of the fair value of its interests in future promote of certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from five to twelve years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Condensed Consolidated Financial Statements.

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
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of 1 to 10 years. Some of those leases include options to extend for additional terms ranging from 2 to 10 years. The Company’s other leases, including those for office equipment, vehicles, and aircrafts, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Financial Statements.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Condensed Consolidated Financial Statements (see Note 11 to the Condensed Consolidated Financial Statements).
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
If a Public SPAC is unable to complete a business combination within the time period required by its governing documents, this equity becomes redeemable and is reclassified out of redeemable equity and into Public SPAC current redeemable equity in accordance with ASC 480 as the Public SPAC prepares for dissolution.
Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization and the IPO, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes. The provision for income taxes in the historical Condensed Consolidated Financial Statements consists of U.S. (federal, state and local) and foreign income taxes with respect to certain consolidated subsidiaries.
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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available. The Company recognizes interest and penalties relating to unrecognized tax benefits as income tax expense (benefit) within the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. The amendments in ASU 2022-03 should be applied to equity securities with a contract containing a sale restriction that is executed or modified on or after the adoption date. For equity securities with a contract containing a sale restriction that was executed before the adoption date, companies should continue to apply the historical accounting policy for measuring such securities until the contractual restriction expires or is modified. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of ASU 2022-03 on a prospective basis beginning January 1, 2023 did not have a material impact to its Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Acquisition
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
For additional information on the Acquisition, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
4. Investments
Investments consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Equity method - performance allocations	$4,839,966	$4,677,017
Equity method - capital interests (includes assets pledged of $488,655 and $475,110)	631,171	607,964
Equity method - fair value option	38,281	20,907
Equity method - other	11,638	11,908
Equity investments	9,785	12,072
Total investments	$5,530,841	$5,329,868
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Statements of Operations. The following table summarizes net gains from investment activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net gains (losses) from investment activities
Net gains of equity method investments, fair value option	$17,375	$7,888
Net (losses) gains of equity method investments - other	(271)	228
Net losses from equity investments	(2,288)	(1,473)
Total net gains from investment activities	$14,816	$6,643

Equity Method Investments, Fair Value Option
As of March 31, 2023 and December 31, 2022, the Company held a 8.9% and 9.0% beneficial ownership interest in Nerdy Inc. (“NRDY”), respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $38.3 million and $20.9 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At March 31, 2023 and December 31, 2022, the Company held equity investments with readily determinable fair values of $9.8 million and $12.1 million, respectively.
5. Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Condensed Consolidated Statements of Financial Condition. As of March 31, 2023 and December 31, 2022, the Company did not hold any FPAs.
As of March 31, 2023 and December 31, 2022, the fair value of the warrants totaled $1.4 million and $0.7 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants as of March 31, 2023 and December 31, 2022.
For the three months ended March 31, 2023, the Company recorded unrealized losses on warrants totaling $0.8 million. For the three months ended March 31, 2022, the Company recorded unrealized gains on warrants and FPAs totaling $2.7 million.
Net gains (losses) on derivative instruments are included in the Condensed Consolidated Statements of Operations as unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net (losses) gains recognized on derivative instruments of Public SPACs (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized (losses) gains, net on public warrants	$(750)	$3,682
Unrealized losses, net on forward purchase agreements	—	(1,025)
Net (losses) gains on derivative instruments	$(750)	$2,657

6. Fair Value Measurement
The following tables summarize the valuation of the Company’s Level I financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	March 31, 2023	December 31, 2022
Assets
Equity method investments - fair value option	$38,281	$20,907
Equity investments	9,785	12,072
Total assets	$48,066	$32,979

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$1,417	$667
Total liabilities	$1,417	$667
As of March 31, 2023 and December 31, 2022, the Company did not hold any Level II or Level III financial instruments. The valuation methodology used in the determination of the changes in fair value of financial instruments for which Level III inputs were used at March 31, 2022 included a combination of the market approach and income approach.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2023	2022
Derivative liabilities
Balance, beginning of period	$—	$1,386
Unrealized losses, net	—	1,025
Balance, end of period	$—	$2,411

Total realized and unrealized gains and losses recorded for Level III investments are reported in unrealized gains (losses) on derivative liabilities of Public SPACs in the Condensed Consolidated Statements of Operations.
7. Variable Interest Entities
TPG consolidates VIEs in which it is considered the primary beneficiary as described in Note 2 to the Condensed Consolidated Financial Statements. TPG’s investment strategies differ by TPG fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs other than its own capital commitments.
The assets of consolidated VIEs may only be used to settle obligations of these consolidated VIEs. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities.
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three months ended March 31, 2023 and 2022, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2023	December 31, 2022
Investments (includes assets pledged of $488,655 and $475,110)	$5,471,137	$5,284,981
Due from affiliates	88,687	88,847
VIE-related assets	5,559,824	5,373,828
Potential clawback obligation	1,861,049	1,869,395
Due to affiliates	83,578	47,572
Maximum exposure to loss	$7,504,451	$7,290,795
RemainCo
In conjunction with the Reorganization described in Note 1 to the Condensed Consolidated Financial Statements, the TPG Operating Group and RemainCo entered into certain agreements to effectuate the go-forward relationship between the entities. The arrangements discussed below represent the TPG Operating Group’s variable interests in RemainCo, which do not provide the TPG Operating Group with the power to direct the activities that most significantly impact RemainCo’s performance and operations. As a result, RemainCo represents a non-consolidated VIE.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance and recorded in expense reimbursements and other within revenues in the Condensed Consolidated Statements of Operations..

Securitization Vehicles
Certain subsidiaries of the Company issued $250.0 million in privately placed securitization notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions.
As of March 31, 2023 and December 31, 2022, the carrying amount of secured notes issued by the VIEs was $245.3 million, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.7 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$44,515	$33,612
Restricted cash	13,277	13,166
Participation rights receivable (a)	488,655	475,110
Due from affiliates	1,039	436
Total assets	$547,486	$522,324

Accrued interest	$3,450	$191
Due to affiliates and other	588	280
Secured borrowings, net	245,336	245,259
Total liabilities	$249,374	$245,730
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of March 31, 2023		As of December 31, 2022
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility (a)	March 2011	July 2027	$700,000	$—	5.90%	$—	5.46%
Subordinated Credit Facility (b)	August 2014	August 2024	30,000	—	7.15%	—	6.71%
Senior Unsecured Term Loan (c)	December 2021	December 2024	200,000	199,397	5.90%	199,307	5.46%
Secured Borrowings - Tranche A (d)	May 2018	June 2038	200,000	196,248	5.33%	196,186	5.33%
Secured Borrowings - Tranche B (d)	October 2019	June 2038	50,000	49,088	4.75%	49,073	4.75%
Total debt obligations			$1,180,000	$444,733		$444,566
_______________
(a)In July 2022, TPG Operating Group II, L.P., as borrower, entered into a fifth amendment and restatement of its senior unsecured revolving credit facility (the “Amended Senior Unsecured Revolving Credit Facility”) to among other things, (i) extend the maturity date of the revolving credit facility from November 2025 to July 2027, (ii) increase the aggregate revolving commitments thereunder from $300.0 million to $700.0 million and (iii) replace the London Interbank Offered Rate (“LIBOR”) as the applicable reference rate with the Secured Overnight Financing Rate (“SOFR”) and otherwise conform the credit facility to accommodate SOFR as the reference rate. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Company is also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit. In August 2022, the Company entered into a first amendment to the Amended Senior Unsecured Revolving Credit Facility, which provides that if the Company is not publicly rated, the applicable margin for borrowings under the facility may be determined using the Company’s leverage ratio.
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
(c)In December 2021, the Company entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”). In July 2022, the Company entered into an amended and restated term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”). The Amended Senior Unsecured Term Loan Agreement, among other things, replaces LIBOR as the applicable reference rate with SOFR, and otherwise conforms the term loan agreement to accommodate SOFR as the reference rate. Principal amounts outstanding under the Amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
(d)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At March 31, 2023, the Company is in compliance with these covenants and conditions.
During the three months ended March 31, 2023 and 2022, the Company incurred interest expense of $6.2 million and $4.0 million, respectively, on its debt obligations.
At March 31, 2023 and December 31, 2022, the fair value of the Company’s senior unsecured term loan was $199.3 million and $199.2 million, respectively, which approximates its carrying amount represented in the Condensed Consolidated Statements of Financial Condition due to its variable rate nature.
At March 31, 2023 and December 31, 2022, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $237.4 million and $231.5 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at March 31, 2023 and December 31, 2022.
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”), providing the subsidiary with revolving borrowings of up to $150.0 million. The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions to the consolidated subsidiary throughout the life of the facility.
9. Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes.
As of March 31, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $118.1 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $79.9 million against its net deferred tax assets of $118.1 million (resulting in net deferred tax assets after valuation allowance of $38.2 million) as of March 31, 2023, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $26.4 million, related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s effective tax rate was 25.3% and 8.4% for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended March 31, 2023 and 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three months ended March 31, 2023 and 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives for tax years beginning after December 31, 2022. The Company does not expect the IRA to have a material impact to its consolidated financial statements based on analysis of the law in its current form. The Company will continue to evaluate its future impact if additional guidance is issued by the U.S. Department of the Treasury.
10. Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Portfolio companies	$58,189	$57,492
Partners and employees	2,535	2,270
Other related entities	43,731	54,030
Unconsolidated VIEs	88,687	88,847
Due from affiliates	$193,142	$202,639

Portfolio companies	$8,811	$10,367
Partners and employees	60,892	60,309
Other related entities	79,534	21,615
Unconsolidated VIEs	83,578	47,572
Due to affiliates	$232,815	$139,863
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the three months ended March 31, 2023 and 2022 totaled $13.1 million and $30.8 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG funds, limited partners of TPG funds, or portfolio companies. The Company disclosed revenues in Note 2 to the Condensed Consolidated Financial Statements.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million as of March 31, 2023 and December 31, 2022, which is included in other assets in the Condensed Consolidated Statements of Financial Condition.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Statements of Operations, totaled less than $0.1 million for each of the three months ended March 31, 2023 and 2022.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three months ended March 31, 2023 and 2022 were $4.6 million and $5.1 million, respectively, and recorded in expense reimbursements and other within revenues in the Condensed Consolidated Statements of Operations.

Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized as expense reimbursements and other within revenues in the Condensed Consolidated Statements of Operations in the amount of $7.4 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, these related parties have made payments associated with these arrangements of $8.9 million and $7.4 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Investments in SPACs
The Company invests in and sponsors SPACs that are formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitles the holder to purchase one share of Class A ordinary shares at a fixed exercise price) are sold to investors. Each SPAC provides its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. If the SPAC is unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs will redeem all public shares. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity attributable to Public SPACs in the accompanying Condensed Consolidated Statements of Financial Condition.
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
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 shares at a price of $10.00 per share for total IPO proceeds of $400.0 million. Each share consists of one Class A ordinary share of YTPG at $0.0001 par value. Prior to the IPO, YTPG entered into FPAs for an aggregate purchase price of $175.0 million, of which the Company is responsible for $24.9 million as of March 31, 2023.
As of March 31, 2023, YTPG held cash in trust in non-interest-bearing U.S. based account of $400.0 million, which was available for distribution to the shareholders. On April 17, 2023, YTPG redeemed all of its Class A Shares at a per-share redemption price of approximately $10.00, because YTPG did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of April 17, 2023, the Class A Shares were deemed cancelled and represented only the right to receive the Redemption Amount. FPAs entered into by YTPG at the time of its IPO were terminated on April 17, 2023. After April 17, 2023, YTPG ceased all operations except for those required to wind up its business.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost (a):
Operating lease cost	$6,631	$6,476
Short-term lease costs	133	205
Variable lease cost	1,791	1,171
Sublease income	(816)	(1,532)
Total lease cost	$7,739	$6,320
Weighted-average remaining lease term	6.7	7.2
Weighted-average discount rate	4.16%	4.09%
___________
(a)Office rent expense for the three months ended March 31, 2023 and 2022 was $6.6 million and $6.4 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$7,523	$6,667
Non-cash right-of-use assets obtained in exchange for new operating lease liabilities	216	2,124
Non-cash right-of-use assets and lease liability termination	—	(13,554)
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of March 31, 2023 (in thousands):

Year Due	Lease Amount
Remainder of 2023	$13,464
2024	24,002
2025	28,098
2026	19,971
2027	18,556
Thereafter	63,362
Total future undiscounted operating lease payments	167,453
Less: imputed interest	(25,284)
Present value of operating lease liabilities	$142,169
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At March 31, 2023 and December 31, 2022, the maximum obligations guaranteed under these agreements totaled $1,131.1 million and $1,120.8 million, respectively. At March 31, 2023, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

August 2024	$30,000
December 2024	200,000
June 2026	60,000
December 2026	105,363
July 2027	700,000
June 2030	35,784
Total	$1,131,147
At March 31, 2023 and December 31, 2022, the outstanding amount of debt on obligations related to these guarantees was $276.7 million and $327.8 million, respectively.
Letters of Credit
The Company had $0.5 million in letters of credit outstanding at March 31, 2023 and December 31, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Commitments
At March 31, 2023, the third party investors of the consolidated Public SPACs had unfunded capital commitments of $150.1 million to the consolidated Public SPACs.
At March 31, 2023, the TPG Operating Group had unfunded investment commitments of $339.3 million to the TPG funds, consolidated Public SPACs and other strategic investments.
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
At March 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At March 31, 2023, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,861.0 million.
During the three months ended March 31, 2023, the general partners made no payments on the clawback liability.
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
In addition to the Luxembourg appeal, two cases in New York state court are active against TPG and Apax-related parties concerning the Hellas investment. Motions to dismiss by all defendants were made in both actions with the Court now having granted and denied in part those motions, paring back the parties, claims and amounts at issue. Appeals are pending as to the dismissal ruling in one matter (with immediate appeals possible as to the dismissal ruling in the other). The court has ruled on summary judgment motions in one case, further paring back the parties and claims in the case. Appeals are pending as to those summary judgment rulings as well. No trial date has been set in either of the two active actions. The prior noted stayed federal actions have now been dismissed by court order and stipulation.
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
13. Net Income (Loss) Per Class A Common Share
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Basic and diluted net income (loss) per share of Class A common stock for the three months ended March 31, 2022 is presented from January 13, 2022 through March 31, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$35,674	$162,804
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net income subsequent to IPO	35,674	157,099
Less:
Net income attributable to participating securities	—	4,770
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	1,529	1,823
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(25,492)	(9,721)
Net income attributable to other non-controlling interests subsequent to IPO	34,582	118,904
Net income attributable to Class A Common Stockholders prior to distributions	25,055	41,323
Reallocation of earnings to unvested participating restricted stock units	(3,888)	—
Net income attributable to Class A Common Stockholders - Basic	21,167	41,323
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	—	(8,095)
Net loss assuming exchange of non-controlling interest	(23,424)	—
Reallocation of income from participating securities assuming exchange of Common Units	—	1,093
Net (loss) income attributable to Class A Common Stockholders - Diluted	$(2,257)	$34,321
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	79,499,319	79,240,057
Exchange of Common Units to Class A Common Stock	229,641,530	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	309,140,849	308,892,698
Net income (loss) available to Class A common stock per share
Basic	$0.27	$0.52
Diluted	$(0.01)	$0.11
Dividends declared per share of Class A Common Stock (a)	$0.50	$—
___________
(a)Dividends declared reflects the calendar date of the declaration for each distribution.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock. On January 6, 2023, additional 12,797,983 shares of Class A common stock were registered, increasing the share reserve to 30,889,270 of which 27,383,102 may be issued as of March 31, 2023.
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting.
Further, in the ordinary course of business the Company also grants equity awards that are subject to either service conditions (“Ordinary Service-Vesting Awards”) or a combination of service and performance conditions (“Ordinary Performance-Vesting Awards”).
The following table summarizes the outstanding restricted stock unit awards as of March 31, 2023 (in millions, including share data):

	Units Outstanding as of March 31, 2023	Compensation Expense for the three months ended March 31, 2023	Compensation Expense for the three months ended March 31, 2022	Unrecognized Compensation Expense as of March 31, 2023
Restricted Stock Units
IPO Service-Vesting Awards	8.8	$14.5	$18.0	$195.6
IPO Executive Service-Vesting Awards	1.1	1.6	1.4	24.6
IPO Executive Performance Condition Awards	1.1	1.3	1.1	11.7
Ordinary Service-Vesting Awards	4.4	10.0	—	132.3
Ordinary Performance-Vesting Awards	0.1	0.2	—	2.8
Total Restricted Stock Units	15.5	$27.6	$20.5	$367.0
For the three months ended March 31, 2023 and 2022, the Company recorded total restricted stock units compensation expense of $27.6 million and $20.5 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.7 million and $5.4 million for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023, the Company had 430,617 restricted stock units vest at a fair value of $14.6 million. The restricted stock units were settled by issuing 252,669 shares of TPG Inc. Class A Common stock, net of withholding tax of $6.0 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
IPO and Ordinary Service-Vesting Awards
For the three months ended March 31, 2023, the Company issued 3.7 million of Ordinary Service-Vesting Awards. The grant date fair value of the Ordinary Service-Vesting Awards considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the three months ended March 31, 2023 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	10.1	$29.41
Granted	3.7	34.29
Vested, settled	(0.4)	29.73
Forfeited	(0.2)	29.25
Balance at March 31, 2023	13.2	$30.78
As of March 31, 2023, there was approximately $327.9 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.2 years.
Ordinary Performance-Vesting Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance-Vesting Awards. The weighted-average grant date fair value per share was $26.93 for these awards. For the three months ended March 31, 2023, the Company recorded equity-based compensation expense of $0.2 million. For the three months ended March 31, 2022, the Company recorded no equity-based compensation expense. Further, as of March 31, 2023, there was approximately $2.8 million of total estimated unrecognized compensation expense related to unvested Ordinary Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.9 years.
IPO Executive Awards
Under the Omnibus Plan, the Company also granted 2.2 million million of Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders in conjunction with the IPO. The Executive Awards include awards of (i) 1.1 million restricted stock units subject to service-based vesting over a five-year service period beginning with the second anniversary of the grant date (“Executive Service-Vesting Awards”) and (ii) 1.1 million market and service based restricted stock units (“Executive Performance Condition Awards”). Each Executive Performance Condition Award is comprised of two parts: (i) a time-based component requiring a five-year service period (“Type I”) and (ii) a market price component with a target Class A common stock share price at either $44.25 within five years or $59.00 within eight years (“Type II”). Dividend equivalents are paid on vested and unvested Executive Service-Vesting Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Executive Performance Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.
Compensation expense for Executive Service-Vesting Awards is recognized on a straight-line basis and for the Executive Performance Condition Awards using the accelerated attribution method on a tranche by tranche basis.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the rollforwards of the Company’s unvested Executive Awards for the three months ended March 31, 2023 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1.1	$29.50	1.1	$16.58
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at March 31, 2023	1.1	$29.50	1.1	$16.58
As of March 31, 2023, there was approximately $24.6 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.8 years. There was approximately $11.7 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.6 years.
Other Awards
As a result of the Reorganization and the IPO in 2022, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings, L.P. (“TPG Partner Holdings”) and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager in 2022 discussed in Note 3 to the Condensed Consolidated Financial Statements, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock subject to both service and performance conditions, which are deemed probable of achieving.
The following table summarizes the outstanding Other Awards as of March 31, 2023 (in millions, including share data):

	Unvested Units/Shares Outstanding as of March 31, 2023	Compensation Expense for the three months ended March 31, 2023	Compensation Expense for the three months ended March 31, 2022	Unrecognized Compensation Expense as of March 31, 2023
TPH and RPH Units
TPH units	50.3	$100.6	$141.8	$1,107.4
RPH units	0.4	19.2	18.8	187.9
Total TPH and RPH Units	50.7	$119.8	$160.6	$1,295.3

TOG Units and Class A Common Stock
TOG Common Units	1.8	$3.6	$5.5	$32.8
Class A Common Stock	1.2	4.4	3.8	30.8
Total TOG Units and Class A Common Stock	3.0	$8.0	$9.3	$63.6

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $119.8 million and $160.6 million for the three months ended March 31, 2023 and 2022, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the rollforwards of the Company’s unvested TPH Units and RPH Units for the three months ended March 31, 2023 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	50.3	$24.38	0.4	$457.10
Reallocated	0.7	28.41	—	—
Vested	—	—	—	—
Forfeited	(0.7)	24.79	—	—
Balance at March 31, 2023	50.3	$24.43	0.4	$457.10
TPH Units, which were forfeited by certain holders upon termination, were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of March 31, 2023, there was approximately $1,295.3 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.
TOG Units and Class A Common Stock
In accordance with ASC 718, the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the three months ended March 31, 2023 and 2022 totaled $8.0 million and $9.3 million respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the rollforwards of the Company’s unvested Other IPO Related Awards for the three months ended March 31, 2023 (awards in millions):

	TOG Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	2.2	$27.29	1.7	$29.50
Granted	—	—	—	—
Vested	(0.4)	27.29	(0.5)	29.50
Forfeited	—	—	—	—
Balance at March 31, 2023	1.8	$27.29	1.2	$29.50
Total unrecognized compensation expense related to outstanding unvested awards as of March 31, 2023 was $63.6 million, of which the TOG Units and Class A common stock represented $32.8 million and $30.8 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
TRTX Awards
Certain employees of the Company receive awards (“TRTX Awards”) from TPG RE Finance Trust, Inc. (“TRTX”), a publicly traded real estate investment trust, externally managed and advised by TPG RE Finance Trust Management, L.P., a wholly-owned subsidiary of the Company, for services provided to TRTX. Generally, the TRTX Awards vest over four years for employees and at grant date for directors of TRTX.
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the three months ended March 31, 2023 and 2022, the Company recognized $2.6 million and $0.9 million, respectively, of management fees and compensation and benefits expense.
15. Equity

The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of March 31, 2023, 80,492,727 shares of Class A common stock were outstanding, 228,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Condensed Consolidated Statements of Changes in Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of the Board of Directors of the Company.

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
Total 2023 Dividend Year (through Q1 2023)			$0.20
Exchange of Common Units
Pursuant to the exchange agreement entered into at the time of our IPO (the “Exchange Agreement”), on March 30, 2023 a pre-IPO Investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for 1,000,000

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
shares of Class A common stock. This exchange resulted in the issuance of 1,000,000 shares of Class A common stock and the cancellation of 1,000,000 shares of Class B common stock for no additional consideration.
16. Subsequent Events
On May 15, 2023, the Company and Angelo, Gordon & Co., L.P. announced a strategic transaction whereby the Company will acquire Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”) and certain of their affiliated entities (the “Angelo Gordon Parties”), an alternative investment firm focused on credit and real estate investing for estimated closing consideration to be paid of $970.0 million in cash (based on an assumed level of net cash and current assets of Angelo Gordon), and up to an aggregate of approximately 62.5 million Common Units of the TPG Operating Group II, L.P., an indirect subsidiary of the Company (including an equal number of shares of Class B common stock of the Company), and restricted stock units of the Company, in each case, subject to the adjustments set forth in the transaction agreement. In addition, upon the satisfaction of certain fee-related revenue targets by the Angelo Gordon Parties during the period beginning on January 1, 2026 and ending on December 31, 2026, the Angelo Gordon Parties will be entitled to an earnout payment of up to $400.0 million. The transaction is subject to required regulatory approvals and certain other customary closing conditions.
Other than the events noted above and in Notes 8, 10 and 15 to the Condensed Consolidated Financial Statements, there have been no additional events since March 31, 2023 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Part II—Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. We assume no obligation to update any of these forward-looking statements.
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
Business Overview
We are a leading global alternative asset manager with approximately $137.1 billion in assets under management (“AUM”) as of March 31, 2023. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm over 30 years of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-strategy investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
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
•Growth: Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth platform consists of three primary products, including (i) TPG Growth, our dedicated growth equity and middle market investing product which seeks to make growth buyout and growth equity investments, primarily in North America and India., (ii) TPG Tech Adjacencies, which pursues minority structured investments in internet, software, digital media and other technology sectors, and (iii) TPG Digital Media, which focuses on opportunities in digital media and content-centric themes.
•Impact: We have a fundamental belief that private enterprise can contribute significantly to addressing societal challenges globally and launched our Impact platform in 2016 to pursue both competitive financial returns and measurable societal benefits at scale. Our Impact funds are organized in four primary products, including (i) The Rise Funds, our vehicles for investing across multiple vectors of societal impact, such as climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, (ii) TPG Rise Climate, our dedicated climate impact investing product, (iii) an emerging markets healthcare fund, Evercare, and (iv) TPG NEXT, which is designed to support the next generation of diverse alternative asset managers.
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
Trends Affecting our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focusing on attractive and resilient sectors of the global economy has historically contributed to the stability of our performance throughout market cycles.
Financial markets were volatile in the first quarter of 2023. In particular, the failures of Silicon Valley Bank and Signature Bank in March produced uncertainty in the banking sector, notwithstanding swift actions taken by the Federal Reserve, Treasury and FDIC to stabilize markets. The quarter was also characterized by additional concerns around growth, interest rate expectations and inflation.
Inflation continued to be a dominant theme affecting markets and the domestic economy in the first quarter of 2023. The U.S. Consumer Price Index (“CPI”) increased at its slowest pace since May 2021 in March, rising 5.0%, down from an average of 7.1% for the fourth quarter of 2022. Core CPI, which excludes food and energy, rose 5.6% in March, which was also down from the fourth quarter of 2022 readings. Despite the relative easing in the first quarter of 2023, inflation in the U.S. remains well above the Federal Reserve’s long-run target of 2%.
Persistent inflation and a tight labor market, with over 1.0 million payrolls added in the first quarter of 2023 and unemployment at 3.5% as of March 2023, led Federal Reserve officials to continue to raise interest rates. The Federal Open Market Committee (“FOMC”) announced 25 basis point increases at both first quarter meetings, bringing the target federal funds rate to 4.75%-5.00%. The FOMC has now raised rates at nine consecutive meetings, though the 25 basis point increases in the first quarter represent a slowdown from the 50-75 basis point increases seen throughout 2022.
U.S. Treasuries moved sharply within the quarter, but generally ended the period stronger as investors sought safety amid banking sector uncertainty in March. The two-year Treasury yield rose as high as 5.1% in early March on renewed inflation and rate-hike concerns, before falling sharply in response to banking sector concerns. Two-year yields ultimately fell to 4.06% as of the end of the quarter, down from 4.42% as of the end of the prior three-month period. The ten-year note traced a similar, but less drastic pattern, falling to 3.49% down from 3.88% as of the end of December 2022. Corporate bonds recorded their second consecutive positive quarter, with High Yield and Investment Grade indices both rising roughly 2.7%. Investment Grade corporate bond spreads widened slightly in the quarter, while High Yield spreads tightened by 23 basis points.

Equities were mostly stronger over the first quarter, posting gains despite difficulties in the banking sector. The Nasdaq led major indices, rising 16.8% and ending a four-quarter streak of negative performances. The S&P 500 and Dow rose 7.0% and 0.4% respectively. Growth oriented sectors were relative outperformers as the S&P Information Technology, Communication Services, and Consumer Discretionary sectors respectively gained 21.5%, 20.2%, and 15.8%. Financials and Energy lagged, falling 6.0% and 5.6%, primarily driven by banking system concerns and a pullback in oil prices. Volatility, as measured by the CBOE Volatility Index, finished the quarter at 18.7, down from 21.7 as of the end of the three months prior.
Our portfolio appreciated 3% in the first quarter of 2023, with increases in both our public and private portfolios. The continued appreciation reflects the strong operating performance and value creation initiatives in our portfolio.
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
Reorganization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 26.0% of the Common Units and 100% of the interests in certain intermediate holding companies as of March 31, 2023. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Basis of Accounting
We consolidate the financial results of TPG Inc., TPG Operating Group and its consolidated subsidiaries, TPG’s management companies, the general partners of TPG funds and entities that meet the definition of a variable interest entity (“VIE”) for which we are considered the primary beneficiary.
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
We are not required under U.S. GAAP to consolidate the majority of investment funds we advise in our Condensed Consolidated Financial Statements because we do not have a more than insignificant variable interest. Pursuant to U.S. GAAP, we consolidate certain Public SPACs. Management fees and performance allocations from the consolidated Public SPACs are eliminated in the Condensed Consolidated Financial Statements. The assets and liabilities of the consolidated Public SPACs are generally held within separate legal entities and, as a result, the liabilities of the consolidated Public SPACs are non-recourse to us. Since we only consolidate a limited portion of our TPG investment funds, the performance of the consolidated Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
Key Financial Measures

Our key financial and operating measures are discussed below.
Revenues
Fees and Other. Fees and other consists primarily of (i) management and incentive fees for providing investment management services to TPG funds, limited partners and other vehicles, and catch-up fees, also known as out of period management fees, which are fees paid in any given period that relate to a prior period, usually as the result of a new limited partner coming into a fund in a subsequent close; (ii) monitoring fees for providing services to portfolio companies; (iii) transaction fees for providing advisory services, debt and equity arrangements and underwriting and placement services; and (iv) expense reimbursements from unconsolidated funds, portfolio companies and third parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.

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
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs consist of interest expense and other expenses related primarily to professional services fees, research expenses, trustee fees, travel expenses and other costs associated with organizing and offering these entities.
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
Interest, Dividends and Other of Consolidated Public SPACs. Interest income is recognized on an accrual basis to the extent that such amounts are expected to be collected using the effective interest method. Dividends and other investment income are recorded when the right to receive payment is established.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$311,471	$273,005
Capital allocation-based income	331,674	837,705
Total revenues	643,145	1,110,710
Expenses
Compensation and benefits:
Cash-based compensation and benefits	120,451	116,359
Equity-based compensation	157,293	185,911
Performance allocation compensation	221,341	523,138
Total compensation and benefits	499,085	825,408
General, administrative and other	104,873	102,264
Depreciation and amortization	8,222	8,699
Interest expense	7,418	4,638
Expenses of consolidated Public SPACs:
Other	519	1,523
Total expenses	620,117	942,532
Investment income (loss)
Income (loss) from investments:
Net gains from investment activities	14,816	6,643
Interest, dividends and other	7,971	204
Investment income of consolidated Public SPACs:
Unrealized (losses) gains on derivative liabilities of Public SPACs	(750)	2,657
Interest, dividends and other	2,712	126
Total investment income	24,749	9,630
Income before income taxes	47,777	177,808
Income tax expense	12,103	15,004
Net income	35,674	162,804
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net income attributable to redeemable equity in Public SPACs	1,529	1,823
Net loss attributable to non-controlling interests in TPG Operating Group	(25,492)	(4,912)
Net income attributable to other non-controlling interests	34,582	118,904
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$25,055	$41,284

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands, except share and per share data)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.27	$0.52
Diluted	$(0.01)	$0.11
Weighted-average shares of Class A common stock outstanding
Basic	79,499,319	79,240,057
Diluted	309,140,849	308,892,698
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues consisted of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	%

	($ in thousands)
Management fees	$250,559	$204,808	$45,751	22%
Transaction, monitoring and other fees, net	4,670	24,882	(20,212)	(81)%
Expense reimbursements and other	56,242	43,315	12,927	30%
Total fees and other	311,471	273,005	38,466	14%
Performance allocations	315,707	799,958	(484,251)	(61)%
Capital interests	15,967	37,747	(21,780)	(58)%
Total capital allocation-based income	331,674	837,705	(506,031)	(60)%
Total revenues	$643,145	$1,110,710	$(467,565)	(42)%
Fees and other revenues increased by $38.5 million, or 14%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This change resulted from a $45.8 million increase in management fees and a $12.9 million increase in expense reimbursements, which was partially offset by a $20.2 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $45.8 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by fee earning capital raised resulting in additional management fees of $25.8 million from TPG IX and $12.2 million from Asia VIII, both of which were activated during the third quarter of 2022, $9.4 million from Rise III, which was activated during the second quarter of 2022 and $11.7 million from TREP IV, which was activated during the first quarter of 2022. These increases were partially offset by a decrease of $8.7 million in fees earned from Asia VII, primarily resulting from a step down in fee earning AUM during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Certain management fees totaling $4.5 million earned during the three months ended March 31, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners. In the Capital platform, catch-up fees amounted to $2.5 million and $0.4 million for TPG IX and THP II, respectively, both of which were activated in the third quarter of 2022. Rise III within the Impact platform, which was activated in the second quarter of 2022, had $1.2 million in catch-up fees. The Market Solutions platform had catch-up fees of $0.3 million from TGS, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $20.2 million, or 81%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by a $20.9 million decrease in our Market Solutions platform as a result of a lower volume of capital markets activity among our portfolio companies involving our broker-dealer.

Expense Reimbursements and Other. Expense reimbursements and other increased $12.9 million, or 30%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was largely driven by an increase in reimbursable expenses of $11.6 million during the three months ended March 31, 2023.
Performance Allocations. Performance allocations totaled $315.7 million, or 61% lower for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Our realized and unrealized portfolio appreciated by approximately 3% during the three months ended March 31, 2023 compared to 7% during the three months ended March 31, 2022. Realized performance allocations gains for the three months ended March 31, 2023 and 2022 totaled $152.8 million and $585.7 million, respectively. Unrealized performance allocation gains for the three months ended March 31, 2023 and 2022 totaled $162.9 million and $214.3 million, respectively.
The table below highlights performance allocations for the three months ended March 31, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended March 31,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$49,259	$411,179	$(361,920)	(88)%
TPG VIII	119,038	187,524	(68,486)	(37)%
TPG IX	1,714	—	1,714	NM
Asia VI (1)	10,384	22,953	(12,569)	(55)%
Asia VII	(7,310)	30,601	(37,911)	(124)%
THP I	34,385	21,020	13,365	64%
THP II	2,730	—	2,730	NM
TES	519	8,961	(8,442)	(94)%
AAF	22,985	21,298	1,687	8%
Platform: Capital	233,704	703,536	(469,832)	(67)%
Growth III (1)	5,068	(27,903)	32,971	118%
Growth IV	9,460	13,933	(4,473)	(32)%
Growth V	3,135	11,391	(8,256)	(72)%
TTAD I	1,344	7,240	(5,896)	(81)%
TDM	3,897	10,571	(6,674)	(63)%
Platform: Growth	22,904	15,232	7,672	50%
Rise I	(6,472)	(2,628)	(3,844)	(146)%
Rise II	19,736	(522)	20,258	3881%
Rise Climate	78,952	—	78,952	NM
Platform: Impact	92,216	(3,150)	95,366	3027%
TREP III	(4,746)	46,067	(50,813)	(110)%
TAC+	—	2,555	(2,555)	NM
Platform: Real Estate	(4,746)	48,622	(53,368)	(110)%
TPEP	7,711	6,501	1,210	19%
NewQuest	5,138	7,868	(2,730)	(35)%
Strategic Capital	—	(2,024)	2,024	NM
Platform: Market Solutions	12,849	12,345	504	4%
Total TPG Operating Group Shared:	$356,927	$776,585	$(419,658)	(54)%

	Three Months Ended March 31,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	$87	$(5)	$92	1840%
TPG VI	(22,916)	(8,969)	(13,947)	(156)%
Asia IV	—	(28)	28	NM
Asia V	(26,249)	12,034	(38,283)	(318)%
MMI	709	588	121	21%
TPG TFP	—	(2)	2	100%
Platform: Capital	(48,369)	3,618	(51,987)	(1437)%
Growth II	3,366	3,077	289	9%
Growth II Gator	7,172	3,966	3,206	81%
Biotech III	1,514	5,639	(4,125)	(73)%
Biotech IV	(56)	(4)	(52)	(1300)%
Platform: Growth	11,996	12,678	(682)	(5)%
TREP II	(3,763)	1,172	(4,935)	(421)%
DASA - Real Estate	(1,084)	1,018	(2,102)	(206)%
Platform: Real Estate	(4,847)	2,190	(7,037)	(321)%
TSI	—	164	(164)	NM
Evercare	—	4,723	(4,723)	NM
Platform: Impact	—	4,887	(4,887)	NM
Total TPG Operating Group Excluded (2)	$(41,220)	$23,373	$(64,593)	(276)%
Total Performance Allocations	$315,707	$799,958	$(484,251)	(61)%
___________
(1)After the Reorganization, we retained an economic interest in performance allocations from the Growth III and Asia VI general partner entities, which entitles us to a performance allocation equal to 10%; however, we allocate the full amount as performance allocation compensation expense. As such, net income available to controlling interest holders is zero for each of these funds following the Reorganization.
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
The decrease in total performance allocations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily driven by lower realized and unrealized appreciation in TPG VII, TPG VIII, TREP III, Asia V and ASIA VII, partially offset by higher realized and unrealized appreciation in Rise Climate and Growth III.
As of March 31, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.4 billion. As of March 31, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.4 billion.
Capital Interests. Capital interests income decreased by $21.8 million, or 58%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by less income from our investments in TPG VII, TPG VIII and Asia VII in our Capital platform, TREP III within our Real Estate platform and TTAD I in our Growth platform, partially offset by increases in Rise Climate within our Impact platform, AAF within our Capital Platform, TRTX within our Real Estate platform and Growth III within our Growth platform.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $4.1 million, or 4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by higher salaries and benefits of $5.6 million, resulting from an overall increase in headcount for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Equity-Based Compensation. Equity-based compensation expense decreased by $28.6 million, or 15%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily attributable to the vesting of certain TPH, RPH and Other IPO-Related Awards during the year ended December 31, 2022, partially offset by an increase in expense associated with RSUs granted to TPG employees and certain of our executives during the three months ended March 31, 2023.
Performance Allocation Compensation. Performance allocation compensation decreased by $301.8 million, or 58%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $2.6 million, or 3%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by a $5.9 million increase in reimbursable expenses incurred on behalf of TPG funds, partially offset by a decrease of $3.2 million of other administrative expenses during the three months ended March 31, 2023.
Interest Expense. Interest expense increased by $2.8 million, or 60%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher interest rates on certain borrowings.
Net Gains from Investment Activities. Net gains from investment activities increased by $8.2 million to a gain of $14.8 million for three months ended March 31, 2023 from a gain of $6.6 million for the three months ended March 31, 2022. This change was primarily attributable to an increase of $9.5 million of income earned from our equity method investment in NRDY during the three months ended March 31, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $7.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily driven by additional interest income earned during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Unrealized (Losses) Gains on Derivative Liabilities of Public SPACs. The $0.8 million of unrealized loss and $2.7 million of unrealized gain on derivative instruments recognized during the three months ended March 31, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Statements of Financial Condition.
Interest, Dividends and Other of Consolidated Public SPACs. Interest, dividends and other of consolidated Public SPACs increased by $2.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by higher interest income on Assets held in Trust Accounts due to increasing interest rates.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	March 31, 2023	December 31, 2022
($ in thousands)
Assets
Cash and cash equivalents	$931,946	$1,107,484
Investments	5,530,841	5,329,868
Due from affiliates	193,142	202,639
Other assets	650,284	642,558
Assets of consolidated Public SPACs	661,109	659,189
Total assets	$7,967,322	$7,941,738

Liabilities, Redeemable Equity and Equity
Debt obligations	$444,733	$444,566
Due to affiliates	232,815	139,863
Accrued performance allocation compensation	3,225,492	3,269,889
Other liabilities	382,062	324,261
Liabilities of consolidated Public SPACs	24,429	23,653
Total liabilities	$4,309,531	$4,202,232

Redeemable equity from consolidated Public SPACs	$656,347	$653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,492,727 and 79,240,058 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	$80	$79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	522,888	506,639
Retained (deficit) earnings	(13,981)	2,724
Other non-controlling interests	2,492,228	2,576,199
Total equity	3,001,444	3,085,871
Total liabilities, redeemable equity and equity	$7,967,322	$7,941,738
Cash and cash equivalents decreased $175.5 million primarily due to payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $201.0 million during the three months ended March 31, 2023 primarily due to net capital allocation-based income of $331.7 million, which was partially offset by net proceeds of $166.5 million. For the three months ended March 31, 2023, our investments have generated realized and unrealized portfolio appreciation of 3.2%.
Accrued performance allocation compensation decreased $44.4 million for the three months ended March 31, 2023, primarily attributable to increased settlements of performance allocation compensation relative to the compensation expense recognized during the three months ended March 31, 2023.
Total equity decreased $84.4 million, primarily due to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries, partially offset by net income earned and equity based compensation expense recognized during the three months ended March 31, 2023.

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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our Condensed Consolidated Statements of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
The following table sets forth our total FRE and DE for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Management fees	$247,998	$202,731
Transaction, monitoring and other fees, net	4,672	26,756
Other income	12,783	11,045
Fee-Related Revenues	265,453	240,532
Compensation and benefits, net	100,155	98,187
Operating expenses, net	66,014	50,362
Fee-Related Expenses	166,169	148,549
Total Fee-Related Earnings	$99,284	$91,983
Realized performance allocations, net	5,025	122,192
Realized investment income and other, net	(5,175)	7,293
Depreciation expense	(1,131)	(1,571)
Interest expense, net	(1,033)	(4,431)
Distributable Earnings	$96,970	$215,466
Income taxes	(9,128)	(16,433)
After-Tax Distributable Earnings	$87,842	$199,033
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Fee-Related Revenues
Fee-related revenues increased by $24.9 million, or 10% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change was primarily due to additional management fees of $45.3 million, partially offset by a decrease in transaction, monitoring and other fees, net of $22.1 million.
Management Fees
The following table presents management fees in our platforms for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Capital	$105,911	$80,440
Impact	46,862	41,919
Real Estate	41,361	27,826
Growth	36,655	33,724
Market Solutions	17,209	18,822
Total Management Fees	$247,998	$202,731

Management fees increased by $45.3 million, or 22%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was largely due to additional management fees of $25.5 million earned from the Capital platform, primarily as a result of the activation of TPG IX and Asia VIII during the third quarter of 2022. Management fees generated from the Real Estate platform increased $13.5 million, primarily as a result of the activation of TREP IV in the first quarter of 2022. Management fees generated from the Impact platform increased $4.9 million, primarily driven by the activation of Rise III in the second quarter of 2022. Growth management fees increased $2.9 million primarily attributable to additional actively invested capital in TTAD II. This change was partially offset by a $1.6 million decrease in fees earned in the Market Solutions platform.
Certain management fees earned during the three months ended March 31, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners, totaling $4.5 million for the period. In the Capital platform, catch-up fees amounted to $2.5 million and $0.4 million for TPG IX and THP II, respectively, both of which were activated in the third quarter of 2022. Rise III within the Impact platform, which was activated in the second quarter of 2022, had $1.2 million in catch-up fees. The Market Solutions platform had catch-up fees of $0.3 million from TGS, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Market Solutions	$1,992	$22,898
Impact	1,568	1,745
Capital	1,018	1,974
Growth	94	139
Total Transaction, Monitoring and Other Fees, Net	$4,672	$26,756
Transaction, monitoring and other fees, net decreased by $22.1 million, or 83%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily attributable to the Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Former affiliate funds	$8,385	$7,264
Other income	4,398	3,781
Total Other Income	$12,783	$11,045
Total other income increased by $1.7 million, or 16%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change primarily resulted from income earned from RemainCo under the RemainCo administrative agreement.
Fee-Related Expenses
Fee-related expenses increased by $17.6 million, or 12%, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily due to higher operating expenses, net of $15.7 million, resulting from increases in professional service fees and travel expenses.

Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Salaries	$53,576	$47,843
Bonuses	45,409	48,654
Benefits and other	20,010	17,927
Reimbursements	(18,840)	(16,237)
Total Compensation and Benefits, Net	$100,155	$98,187
Compensation and benefits, net increased by $2.0 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily due to increased salaries of $5.7 million as a result of headcount growth.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net were $66.0 million and $50.4 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $15.7 million, or 31%, for the quarter. This change was primarily due to an increase in professional fees and other administrative expenses of $9.9 million and travel expenses of $5.7 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $5.0 million during the three months ended March 31, 2023 and $122.2 million for three months ended March 31, 2022.
The following table presents realized performance allocations, net from our platforms for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Real Estate	$3,812	$24
Growth	1,097	2,187
Impact	116	14,297
Capital	—	105,623
Market Solutions	—	61
Total Realized Performance Allocations, Net	$5,025	$122,192
Realized performance allocations, net of $5.0 million for the three months ended March 31, 2023 were generated from realizations of $3.8 million from TREP III in the Real Estate platform and $1.1 million from TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies, including Alloy Properties, Uber (NYSE: UBER), Deutsche Office Properties, and FreedomPay.
Realized performance allocations, net for the three months ended March 31, 2022 were largely generated from realizations in TPG VII of $105.6 million in the Capital platform. Realizations within the Impact platform of $14.3 million were generated from Rise I. Realizations within the Growth platform of $2.2 million were generated from TTAD I. The activity consisted of realizations sourced from portfolio companies including McAfee, Greencross, Physicus, Novotech Holdings and Pathology Asia Holdings.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Investments in TPG funds	$6,436	$34,033
Non-core income (expense)	(11,611)	(26,740)
Total Realized Investment Income and Other, Net	$(5,175)	$7,293
The decrease in realized investment income and other, net of $12.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 resulted primarily from less realizations from our investments in TPG funds offset by a decrease in non-core transaction related expenses. For the three months ended March 31, 2023, our non-core activity consists of $11.0 million of expenses related to the proposed transaction with Angelo, Gordon & Co., L.P. and AG Funds L.P., one-time compensation arrangements and other non-core operating income and expenses, while the non-core activity in the three months ended March 31, 2022 consisted of professional fees related to our initial public offering.
Depreciation
Depreciation expense decreased $0.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Interest Expense, Net
The following table presents interest expense, net for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Interest expense	$7,418	$4,631
Interest (income)	(6,385)	(200)
Interest Expense, Net	$1,033	$4,431
The decrease in interest expense, net during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher interest rates on our firm’s cash holdings, partially offset by a corresponding increase in interest rates on certain borrowings.
Distributable Earnings
The decrease in DE for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to lower realized performance allocations, net, partially offset by increased Fee-Related Earnings.
Income Taxes
Income taxes decreased $7.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in income taxes is a result of the decrease in realized performance allocations.

Unaudited Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our TPG funds and our co-investments in TPG funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Condensed Consolidated Statements of Financial Condition to the non-GAAP Balance Sheet.
The following table sets forth our non-GAAP book assets, book liabilities and net book value as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Book Assets
Cash and cash equivalents	$618,608	$691,687
Restricted cash	13,277	13,166
Accrued performance allocations	708,868	642,519
Investments in funds	597,384	576,814
Other assets	532,340	576,241
Total Book Assets	$2,470,477	$2,500,427
Book Liabilities
Accounts payable, accrued expenses and other	$72,934	$48,183
Secured borrowings, net	245,336	245,259
Senior unsecured term loan, net	199,397	199,307
Total Book Liabilities	$517,667	$492,749
Net Book Value	$1,952,810	$2,007,678
During the three months ended March 31, 2023, net book value decreased primarily due to the distribution of proceeds received during the year ended December 31, 2022. This was partially offset by an increase in accrued performance allocations driven by value creation of 3%, primarily associated with TPG VII, TPG VIII and Rise Climate.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three months ended March 31, 2023 and 2022:
Revenue

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
GAAP Revenue	$643,145	$1,110,710
Capital-allocation based income	(331,674)	(837,705)
Expense reimbursements	(44,249)	(32,677)
Investment income and other	(1,769)	204
Fee-Related Revenue	$265,453	$240,532
Expenses

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
GAAP Expenses	$620,117	$942,532
Depreciation and amortization expense	(8,222)	(8,699)
Interest expense	(7,418)	(4,638)
Expenses related to consolidated Public SPACs	(519)	(1,523)
Expense reimbursements	(44,249)	(32,677)
Performance allocation compensation	(221,341)	(523,138)
Equity-based compensation	(157,293)	(185,911)
Non-core expenses and other	(14,906)	(37,397)
Fee-Related Expenses	$166,169	$148,549

Net income

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Net Income	$35,674	$162,804
Net (income) loss attributable to redeemable interests in Public SPACs	(1,529)	(1,306)
Net loss attributable to other non-controlling interests	(34,582)	(118,904)
Amortization expense	3,538	3,272
Equity-based compensation	155,706	190,462
Unrealized performance allocations, net	(66,475)	(35,949)
Unrealized investment income	(9,350)	(2,591)
Unrealized (gain) loss on derivatives	66	(685)
Income taxes	2,988	(1,301)
Non-recurring items	1,806	3,231
After-tax Distributable Earnings	$87,842	$199,033
Income taxes	$9,128	$16,433
Distributable Earnings	$96,970	$215,466
Realized performance allocations, net	(5,025)	(122,192)
Realized investment income and other, net	5,175	(7,293)
Depreciation expense	1,131	1,571
Interest expense, net	1,033	4,431
Fee-Related Earnings	$99,284	$91,983

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Total GAAP Assets	$7,967,322	$7,941,738
Impact of consolidated Public SPACs
Cash and cash equivalents	(4,375)	(5,097)
Assets held in Trust Account	(656,347)	(653,635)
Due from affiliates	(45)	(45)
Other assets	(342)	(412)
Subtotal for consolidated Public SPACs	(661,109)	(659,189)
Impact of other consolidated entities
Cash and cash equivalents	(313,337)	(415,797)
Due from affiliates	(194,592)	(211,097)
Investments	(4,224,589)	(4,110,535)
Other assets	(173,254)	(134,505)
Subtotal for other consolidated entities	(4,905,772)	(4,871,934)
Reclassification adjustments (1)
Due from affiliates	1,450	8,458
Investments	(1,306,252)	(1,219,333)
Accrued performance allocations	708,868	642,519
Investments in funds	597,384	576,814
Other assets	68,586	81,354
Subtotal for reclassification adjustments	70,036	89,812
Total Book Assets	$2,470,477	$2,500,427

($ in thousands)	March 31, 2023	December 31, 2022
Total GAAP Liabilities	$4,309,531	$4,202,232
Impact of consolidated Public SPACs
Accounts payable and accrued expenses	(262)	(236)
Derivative liabilities of Public SPACs	(1,417)	(667)
Deferred underwriting	(22,750)	(22,750)
Subtotal for consolidated Public SPACs	(24,429)	(23,653)
Impact of other consolidated entities
Accounts payable and accrued expenses	(127,262)	(90,685)
Due to affiliates	(226,855)	(134,562)
Accrued performance allocation compensation	(3,225,492)	(3,269,889)
Other liabilities	(202,008)	(206,276)
Subtotal for other consolidated entities	(3,781,617)	(3,701,412)
Reclassification adjustments (1)
Accounts payable and accrued expenses	50,445	40,698
Due to affiliates	(5,960)	(5,301)
Other liabilities	(30,303)	(19,815)
Subtotal for reclassification adjustments	14,182	15,582
Total Book Liabilities	$517,667	$492,749
Total GAAP redeemable equity from consolidated Public SPACs	$656,347	$653,635
Impact of consolidated Public SPACs (2)	(656,347)	(653,635)
Total Book redeemable equity from consolidated Public SPACs	$—	$—
Total GAAP Equity	$3,001,444	$3,085,871
Impact of consolidated Public SPACs	19,667	18,099
Impact of other consolidated entities	(1,124,155)	(1,170,522)
Reclassification adjustments (1)	55,854	74,230
Net Book Value	$1,952,810	$2,007,678
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
(2)The $656.3 million and $653.6 million redeemable equity, respectively, represent ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately from U.S. GAAP partners’ capital in the accompanying Condensed Consolidated Statements of Financial Condition.
Operating Metrics
We monitor certain operating metrics that are common to the asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include those of our former affiliate or other investments that will not be included in the TPG Operating Group.
Assets Under Management
AUM represents the sum of (i) fair value of the investments and financial instruments held by our funds managed or advised by us, plus the capital that we are entitled to call from investors in those funds and co-investors, pursuant to the terms of their respective capital commitments, net of outstanding leverage, including capital commitments to funds that have yet to commence their investment periods; (ii) the net asset value of our hedge funds; (iii) the gross amount of assets for our mortgage REIT and collateralized fundraising vehicles; and (iv) IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our SPACs upon the consummation of a business combination. Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage or calculated pursuant to any regulatory definitions.

The tables below present rollforwards of our total AUM for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in millions)
Balance as of Beginning of Period	$135,034	$113,618
Capital Raised	2,025	5,448
Realizations	(2,340)	(4,787)
Changes in Investment Value (1)	2,423	6,120
AUM as of end of period	$137,142	$120,399

___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

	($ in millions)
Capital	$67,712	$56,770
Growth	23,587	22,099
Real Estate	19,336	17,812
Impact	17,408	13,806
Market Solutions	9,099	9,912
AUM as of end of period	$137,142	$120,399

AUM increased from approximately $135.0 billion as of December 31, 2022 to approximately $137.1 billion as of March 31, 2023. During the three months ended March 31, 2023, new capital of $2.0 billion was raised and primarily attributable to TPG IX within the Capital platform, TTAD II and LSI within the Growth platform and Rise III within the Impact platform. Realizations totaled $2.3 billion and were primarily attributable to TPG VI within the Capital platform and TRTX and TREP III within the Real Estate platform. AUM also increased due to portfolio appreciation of 3% recognized for the three months ended March 31, 2023.
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

The table below present rollforwards of our FAUM for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in millions)
Balance as of Beginning of Period	$77,945	$60,094
Fee Earning Capital Raised(1)	791	4,788
Net Change in Actively Invested Capital(2)	109	(677)
FAUM as of end of period	$78,845	$64,205

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
The following table summarizes our FAUM by platform as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

	($ in millions)
Capital	$35,678	$25,483
Real Estate	13,400	10,744
Impact	12,984	11,222
Growth	11,084	10,672
Market Solutions	5,699	6,084
FAUM as of end of period	$78,845	$64,205

FAUM increased from $77.9 billion as of December 31, 2022 to $78.8 billion as of March 31, 2023. The increase was related to fee earning capital raised activity totaling $0.8 billion primarily attributable to the activation of TPG IX within the Capital platform, which was activated during the third quarter of 2022. The increase was also attributable to the the activation of Rise III in the Impact platform, which was activated during the second quarter of 2022 and the activation of LSI in the Growth platform, which was activated during the first quarter of 2023. For the three months ended March 31, 2023, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.27%.

Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	($ in millions)
Fund Vintage
2017 & Prior	$310	$298
2018	49	54
2019	223	193
2020	70	62
2021	55	35
2022	2	1
Net Accrued Performance Allocations	$709	$643

	March 31, 2023	December 31, 2022

	($ in millions)
Platform
Capital	$406	$362
Growth	164	162
Impact	80	62
Real Estate	26	30
Market Solutions	33	27
Net Accrued Performance Allocations	$709	$643
Net accrued performance allocations were primarily comprised of TPG VII, TPG VIII, Asia VII, Growth IV and Rise I as of March 31, 2023 and TPG VII, TPG VIII, Asia VII and Growth IV as of December 31, 2022.
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
Performance Allocation Generating AUM totaled $93.6 billion and $85.3 billion as of March 31, 2023 and December 31, 2022, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $121.2 billion and $121.0 billion as of March 31, 2023 and December 31, 2022, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,598	$3,551
Growth	2,997	2,863
Real Estate	1,182	1,172
Market Solutions	1,038	1,573
Impact	817	939
Total AUM Not Yet Earning Fees	$9,632	$10,098

FAUM Subject to Step-Up:
Capital	$2,146	$2,129
Real Estate	989	777
Total FAUM Subject to Step-Up:	3,135	2,906
Total AUM Subject to Fee Earning Growth	$12,767	$13,004

As of March 31, 2023, AUM Not Yet Earning Fees was $9.6 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TAC+ within the Real Estate platform and TPG NEXT within the Impact platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.75% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of March 31, 2023 relates to TPG IX and THP II within the Capital platform and TREP III within the Real Estate platform.
Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in millions)
Capital	$1,023	$233
Growth	398	49
Impact	360	528
Market Solutions	193	74
Real Estate	51	4,564
Total Capital Raised	$2,025	$5,448

Capital raised totaled approximately $2.0 billion for the three months ended March 31, 2023. This was primarily attributable to the fundraising activities of TPG IX within the Capital platform, TTAD II and LSI within the Growth platform and Rise III within the Impact platform during the three months ended March 31, 2023.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022

	($ in millions)
Capital	$20,154	$9,507
Real Estate	8,778	6,746
Impact	6,750	6,907
Growth	4,467	4,644
Market Solutions	2,502	2,461
Available Capital	$42,651	$30,265

Available capital decreased from approximately $43.0 billion as of December 31, 2022 to approximately $42.7 billion as of March 31, 2023. The change was attributable to capital invested in Asia VIII within the Capital platform, TREP III within the Real Estate platform, Rise Climate within the Impact platform and Growth V within the Growth platform, partially offset by the fundraising activities of TPG IX within the Capital platform, TREP III within the Real Estate platform, Rise III within the Impact platform, and TTAD II and LSI within the Growth platform during the three months ended March 31, 2023.
Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in millions)
Impact	$1,160	$1,528
Real Estate	363	587
Capital	341	1,800
Growth	242	442
Market Solutions	145	91
Capital Invested	$2,251	$4,448

Capital invested was $2.3 billion for the three months ended March 31, 2023, which was primarily attributable to Rise Climate within the Impact platform, Asia VIII within the Capital platform, TREP III and TRTX within the Real Estate platform and Growth V within the Growth platform.

Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

	($ in millions)
Capital	$1,191	$3,893
Real Estate	848	321
Growth	233	253
Impact	57	265
Market Solutions	11	55
Total Realizations	$2,340	$4,787

Realizations totaled $2.3 billion for the three months ended March 31, 2023 and were primarily attributable to TPG VI within the Capital platform and TRTX and TREP III within the Real Estate platform.
Fund Performance Metrics
Fund performance information for our investment funds as of March 31, 2023 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following tables reflect the performance of our funds as of March 31, 2023:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,327	217	33,544	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,055	19,342	4,580	23,922	27%	2.3x	21%	1.9x
TPG VIII	2019	11,505	10,646	2,865	14,563	17,428	50%	1.7x	33%	1.5x
TPG IX	2022	9,265	513	—	659	659	NM	NM	NM	NM
Capital Funds		79,092	69,187	112,500	20,020	132,520	23%	1.9x	15%	1.7x

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,221	353	5,574	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,244	2,655	4,481	7,136	17%	2.2x	13%	1.8x
Asia VII	2017	4,630	4,344	1,922	5,823	7,745	26%	1.8x	17%	1.5x
Asia VIII	2022	3,429	557	—	541	541	NM	NM	NM	NM
Asia Funds		17,943	14,470	18,943	11,198	30,141	21%	2.1x	15%	1.7x
Healthcare Funds
THP I	2019	2,704	2,405	821	2,824	3,645	44%	1.6x	26%	1.3x
THP II	2022	2,015	225	—	289	289	NM	NM	NM	NM
Healthcare Funds		4,719	2,630	821	3,113	3,934	44%	1.6x	26%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	97	2,560	2,657	56%	2.0x	47%	1.8x
TPG AION	2021	207	207	—	207	207	0%	1.0x	(1)%	1.0x
Continuation Vehicles		1,524	1,521	97	2,767	2,864	49%	1.9x	41%	1.7x
Platform: Capital (excl-Legacy (15))		103,278	87,808	132,361	37,098	169,459	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	219	164	383	27%	1.8x	19%	1.6x
Platform: Capital		103,581	88,014	132,580	37,262	169,842	23%	2.0x	15%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,862	64	1,926	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,184	4,718	622	5,340	22%	2.5x	16%	2.0x
Growth III	2015	3,128	3,325	4,646	2,319	6,965	28%	2.1x	19%	1.7x
Growth IV	2017	3,739	3,576	1,836	4,634	6,470	24%	1.8x	16%	1.5x
Gator	2019	726	686	645	635	1,280	37%	1.9x	28%	1.6x
Growth V	2020	3,558	2,577	320	3,324	3,644	34%	1.5x	21%	1.3x
Growth Funds		14,456	13,607	14,027	11,598	25,625	21%	1.9x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	875	1,851	2,726	33%	1.8x	26%	1.6x
TTAD II	2021	3,198	1,595	—	1,664	1,664	6%	1.0x	(2)%	1.0x
Tech Adjacencies Funds		4,772	3,092	875	3,515	4,390	30%	1.5x	23%	1.3x
TDM	2017	1,326	443	—	1,051	1,051	26%	2.4x	21%	2.0x
LSI	2023	148	8	—	8	8	NM	NM	NM	NM
Platform: Growth (excl-Legacy (15))		20,702	17,150	14,902	16,172	31,074	21%	1.9x	15%	1.6x
Legacy Funds
Biotech III	2008	510	468	995	345	1,340	16%	2.9x	12%	2.3x
Biotech IV	2012	106	99	121	3	124	7%	1.3x	2%	1.1x
Biotech V	2016	88	81	27	48	75	(2)%	0.9x	(6)%	0.8x
ART	2013	258	241	35	174	209	(2)%	0.9x	(6)%	0.7x
Platform: Growth		21,664	18,039	16,080	16,742	32,822	20%	1.9x	14%	1.6x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)
	($ in millions)
Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,955	1,283	2,469	3,752	23%	1.9x	15%	1.6x
Rise II	2020	2,176		1,895	99	2,542	2,641	34%	1.4x	20%	1.3x
Rise III	2022	2,146		451	—	465	465	NM	NM	NM	NM
The Rise Funds		6,428		4,301	1,382	5,476	6,858	25%	1.7x	16%	1.4x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		419	23	461	484	4%	1.2x	(1)%	1.0x
Rise Climate	2021	7,268		2,877	54	3,556	3,610	98%	1.4x	39%	1.2x
TPG NEXT(19)	2022	510		—	—	—	—	NM	NM	NM	NM
Platform: Impact		15,160		7,730	1,827	9,493	11,320	26%	1.6x	16%	1.3x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,069	—	1,069	21%	1.9x	15%	1.6x
TREP II	2014	2,065		2,213	3,193	370	3,563	28%	1.7x	19%	1.5x
TREP III	2018	3,722		4,084	2,362	2,902	5,264	20%	1.4x	14%	1.3x
TREP IV	2022	6,820		561	14	548	562	(10)%	1.0x	(73)%	0.7x
TPG Real Estate Partners		13,685		7,434	6,638	3,820	10,458	23%	1.5x	15%	1.3x
TRTX	2014	1,916	(14)	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		915	88	873	961	4%	1.0x	1%	1.0x
Platform: Real Estate		17,398		8,349	6,726	4,693	11,419	23%	1.5x	15%	1.3x

Platform: Market Solutions
NewQuest I (18)	2011	390		291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II (18)	2013	310		342	571	160	731	25%	2.2x	19%	1.8x
NewQuest III (18)	2016	541		523	374	530	904	16%	1.7x	10%	1.4x
NewQuest IV (18)	2020	1,000		795	115	1,014	1,129	36%	1.4x	20%	1.2x
NewQuest V (18)	2022	378		51	—	50	50	NM	NM	NM	NM
NewQuest Funds		2,619		2,002	1,827	1,754	3,581	37%	1.9x	25%	1.5x
TPEP Long/Short	NM	NM		NM	NM	2,112	NM	NM (13)	NM	NM (13)	NM
TPEP Long Only	NM	NM		NM	NM	1,700	NM	NM (13)	NM	NM (13)	NM
TSCF	2021	609		208	6	199	205	(1)%	1.0x	(2)%	1.0x
TGS (18)	2022	512		97	—	111	111	NM	NM	NM	NM
TPG TIGER (18)	2022	300		15	—	12	12	NM	NM	NM	NM
TPG TIGER 2 (19)	2022	130		—	—	—	—	NM	NM	NM	NM
Platform: Market Solutions (12)		4,170		2,322	1,833	5,888	3,909	37%	1.8x	24%	1.5x

Discontinued Funds (16)		5,870		4,103	5,303	—	5,303	7%	1.3x	3%	1.1x
Total (excl-Legacy (15) and Discontinued Funds (16))		160,708		123,359	157,649	73,344	227,181	23%	1.9x	15%	1.6x
Total		$167,843		$128,557	$164,349	$74,078	$234,615	22%	1.9x	14%	1.6x
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
(13)As of March 31, 2023, TPEP Long/Short had estimated inception-to-date gross returns of 153% and net returns of 113%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of March 31, 2023, TPEP Long Only had estimated inception-to-date gross returns of 24% and net returns of 24%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
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
(18)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of December 31, 2022. Accordingly, the fund performance information presented above for the funds does not reflect any fund activity for the quarter ended March 31, 2023 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended March 31, 2023 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded capital commitments prior to March 31, 2023, but were not activated or did not make their first investment. Therefore the only activity reflected in the track record with respect to these funds was the capital commitments.

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
The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	($ in thousands)
Net cash provided by operating activities	$35,800	$713,602
Net cash used in investing activities	(896)	(636)
Net cash used in financing activities	(210,331)	(231,076)
Net increase (decrease) in cash and cash equivalents	(175,427)	481,890
Cash and cash equivalents, beginning of period	1,120,650	985,864
Cash and cash equivalents, end of period	$945,223	$1,467,754

As of March 31, 2023, our total liquidity was $1,661.9 million, comprised of $931.9 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $700.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively. Total cash of $945.3 million as of March 31, 2023 is comprised of $618.6 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity decreased by $175.6 million, or 10%, relative to $1,837.5 million as of December 31, 2022. This was the result of a $175.5 million net decrease in cash and cash equivalents, primarily due to $210.3 million of net cash used in financing activities and $0.9 million of net cash used in investing activities, partially offset by $35.8 million of cash provided by operating activities.
Our operating activities primarily consist of investment management activities. The primary sources of cash within the operating activities section include: (i) management fees, (ii) monitoring, transaction and other fees, (iii) realized capital allocation-based income and (iv) investment sales from our consolidated funds. The primary uses of cash within the operating activities section include: (i) compensation and non-compensation related expenses and (ii) investment purchases from our consolidated funds. Additionally, operating activities also reflect the activity of our consolidated Public SPACs.
Operating activities provided $35.8 million and $713.6 million of cash for the three months ended March 31, 2023 and 2022, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $172.6 million and $662.5 million for the three months ended March 31, 2023 and 2022, respectively. This was partially offset by changes in operating assets and liabilities for the three months ended March 31, 2023 and 2022, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from notes receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and cash advances on notes receivable from affiliates.
Investing activities used $0.9 million and $0.6 million of cash during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, cash used by investing activities is primarily related to capital expenditures. During the three months ended March 31, 2022, cash used by investing activities is primarily related to advances, offset by repayments of notes receivables from affiliates.

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
Financing activities used $210.3 million and $231.1 million of cash during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, cash used in financing activities primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries, respectively. Cash used in financing activities during three months ended March 31, 2022 primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Subordinated Credit Facility, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022.
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
During the three months ended March 31, 2023, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at March 31, 2023.
364-Day Credit Facility
On April 14, 2023, one of our consolidated subsidiaries entered into the 364-Day Credit Facility, providing the subsidiary with revolving borrowings of up to $150.0 million. We entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions to the consolidated subsidiary throughout the life of the facility.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of March 31, 2023, we were in compliance with these covenants and conditions.

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
During the three months ended March 31, 2023, we made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, resulting in a balance of zero outstanding at March 31, 2023. As of March 31, 2023, $700.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of March 31, 2023, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and are not available for our operations.
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
On March 31, 2023, a pre-IPO Investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for 1,000,000 shares of Class A common stock. This exchange resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group partnerships and is subject to the Tax Receivable Agreement. The Company recognized an additional liability associated with the Tax Receivable Agreement in the amount of $8.1 million in connection with the exchange.
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Operating lease obligations	$167,453	$13,464	$24,002	$28,098	$19,971	$18,556	$63,362
Debt obligations (1)	450,000	—	200,000	—	—	—	250,000
Interest on debt obligations (2)	325,205	24,484	24,748	13,035	13,035	13,035	236,868
Capital commitments (3)	339,342	339,342	—	—	—	—	—
Total contractual obligations	$1,282,000	$377,290	$248,750	$41,133	$33,006	$31,591	$550,230
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
Additional Contingent Obligations
As of March 31, 2023 and December 31, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR in 2023 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of March 31, 2023 and December 31, 2022 would be $1,861.0 million and $1,869.4 million, respectively.
As of March 31, 2023 and December 31, 2022, we had guarantees outstanding totaling $40.9 million and $100.8 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $165.4 million and $163.7 million, respectively.
Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Board of Directors.

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
Total 2023 Dividend Year (through Q1 2023)			$0.20
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and “Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended March 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business” in our Annual Report on Form 10-K for the year ended December 31, 2022. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Condensed Consolidated Financial Statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 12, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Exchange Agreement, during the first quarter of 2023, a pre-IPO investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for an equal number of shares of our Class A common stock. This exchange resulted in the issuance of 1,000,000 shares of Class A common stock and the cancellation of 1,000,000 shares of Class B common stock for no additional consideration. This issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. See Note 15, “Equity,” to the Condensed Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
Exhibits are included below.

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on December 8, 2022).
3.2*	Bylaws of TPG Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 001-41222), filed on January 13, 2022).
10.1*†	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023).
10.2
Omnibus Amendment to TPG Operating Group Limited Partnership Agreements, dated as of March 15, 2023, among the respective general partner of each of TPG Operating Group I, L.P., TPG Operating Group II, L.P. and TPG Operating Group III, L.P.

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

Date: May 15, 2023

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)