Form 10-Q
period 2023-06-30
TPG Inc.
filed 2023-08-08
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, there were 72,284,424 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 228,652,641 shares of the registrant’s Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding the expected growth, future capital expenditures, fund performance, dividends and dividend policy and debt service obligations, such as those contained in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to complete and recognize the anticipated benefits of the acquisition of Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”) on the anticipated timeline or at all; purchase price adjustments; unexpected costs related to the transaction and the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$893,560	$1,107,484
Restricted cash (1)	13,182	13,166
Due from affiliates	175,753	202,639
Investments (includes assets pledged of $515,338 and $475,110 as of June 30, 2023 and December 31, 2022, respectively (1))	5,795,218	5,329,868
Other assets	628,919	629,392
Assets of consolidated Public SPACs (1):
Cash and cash equivalents	4,059	5,097
Assets held in Trust Accounts	259,370	653,635
Other assets	126	457
Total assets	$7,770,187	$7,941,738

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$185,984	$98,171
Due to affiliates	124,764	139,863
Debt obligations (1)	444,901	444,566
Accrued performance allocation compensation	3,388,976	3,269,889
Other liabilities	226,953	226,090
Liabilities of consolidated Public SPACs (1):
Derivative liabilities	750	667
Deferred underwriting	8,750	22,750
Other liabilities	206	236
Total liabilities	4,381,284	4,202,232

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs (1)	259,370	653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,511,475 and 79,240,058 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	80	79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	531,512	506,639
Retained (deficit) earnings	(3,663)	2,724
Other non-controlling interests	2,601,375	2,576,199
Total equity	3,129,533	3,085,871
Total liabilities, redeemable equity and equity	$7,770,187	$7,941,738
_________________
(1)The Company’s consolidated total assets and liabilities as of June 30, 2023 and December 31, 2022 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 7, 8 and 10 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Fees and other	$327,103	$289,955	$638,574	$562,960
Capital allocation-based income (loss)	276,171	(398,237)	607,845	439,468
Total revenues	603,274	(108,282)	1,246,419	1,002,428
Expenses
Compensation and benefits:
Cash-based compensation and benefits	115,667	115,639	236,118	231,998
Equity-based compensation	155,166	145,140	312,459	331,051
Performance allocation compensation	172,077	(298,026)	393,418	225,112
Total compensation and benefits	442,910	(37,247)	941,995	788,161
General, administrative and other	104,544	77,671	209,417	179,935
Depreciation and amortization	8,304	8,558	16,526	17,257
Interest expense	8,518	4,731	15,936	9,369
Expenses of consolidated Public SPACs:
Other	453	457	972	1,980
Total expenses	564,729	54,170	1,184,846	996,702
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	846	(99,395)	15,662	(92,752)
Interest, dividends and other	9,983	782	17,954	986
Investment income of consolidated Public SPACs:
Unrealized gains (losses) on derivative liabilities of Public SPACs	667	5,823	(83)	8,480
Interest, dividends and other	3,134	843	5,846	969
Total investment income (loss)	14,630	(91,947)	39,379	(82,317)
Income (loss) before income taxes	53,175	(254,399)	100,952	(76,591)
Income tax expense	13,164	8,098	25,267	23,102
Net income (loss)	40,011	(262,497)	75,685	(99,693)
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net income attributable to redeemable equity in Public SPACs	5,367	4,058	6,896	5,881
Net loss attributable to non-controlling interests in TPG Operating Group	(25,306)	(128,869)	(50,798)	(133,781)
Net income (loss) attributable to other non-controlling interests	32,755	(127,827)	67,337	(8,923)
Net income (loss) attributable to TPG Inc. subsequent to Reorganization and IPO	$27,195	$(9,859)	$52,250	$31,425
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.32	$(0.15)	$0.59	$0.37
Diluted	$0.02	$(0.37)	$0.01	$(0.25)
Weighted-average shares of Class A common stock outstanding
Basic	80,540,569	79,240,058	80,022,820	79,240,058
Diluted	309,193,210	308,892,699	309,167,174	308,892,699

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at March 31, 2023	80,492,727	228,652,641	$80	$229	$522,888	$(13,981)	$509,216	$2,492,228	$3,001,444
Net income	—	—	—	—	—	27,195	27,195	7,449	34,644
Equity-based compensation	—	—	—	—	9,100	—	9,100	145,465	154,565
Capital contributions	—	—	—	—	—	—	—	5,970	5,970
Dividends/distributions	—	—	—	—	—	(16,877)	(16,877)	(64,905)	(81,782)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	748	—	748	15,595	16,343
Shares issued for net settlement of equity-based awards	18,748	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(118)	—	(118)	(338)	(456)
Deferred tax effects resulting from changes in equity	—	—	—	—	(1,195)	—	(1,195)	—	(1,195)
Equity reallocation between controlling and non-controlling interest	—	—	—	—	89	—	89	(89)	—
Balance at June 30, 2023	80,511,475	228,652,641	$80	$229	$531,512	$(3,663)	$528,158	$2,601,375	$3,129,533

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at March 31, 2022	79,070,565	229,652,641	$79	$230	$479,854	$41,257	$521,420	$2,903,865	$3,425,285
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	(9,859)	(9,859)	(256,696)	(266,555)
Shares issued for equity-based awards	169,493	—	0	—	1,088	—	1,088	(901)	187
Equity-based compensation	—	—	—	—	8,103	—	8,103	137,920	146,023
Capital contributions	—	—	—	—	—	—	—	3,723	3,723
Dividends/Distributions	—	—	—	—	—	(36,187)	(36,187)	(211,654)	(247,841)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	248	—	248	2,968	3,216
Balance at June 30, 2022	79,240,058	229,652,641	$79	$230	$489,293	$(4,789)	$484,813	$2,579,225	$3,064,038

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2022	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income	—	—	—	—	—	52,250	52,250	16,539	68,789
Equity-based compensation	—	—	—	—	18,420	—	18,420	291,850	310,270
Capital contributions	—	—	—	—	—	—	—	8,762	8,762
Dividends/distributions	—	—	—	—	—	(58,637)	(58,637)	(294,084)	(352,721)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	657	—	657	14,504	15,161
Shares issued for net settlement of equity-based awards	271,417	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,664)	—	(1,664)	(4,825)	(6,489)
Deferred tax effects resulting from changes in equity	—	—	—	—	(1,195)	—	(1,195)	—	(1,195)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Equity reallocation between controlling and non-controlling interest	—	—	—	—	7,570	—	7,570	(7,570)	—
Balance at June 30, 2023	80,511,475	228,652,641	$80	$229	$531,512	$(3,663)	$528,158	$2,601,375	$3,129,533
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
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$75,685	$(99,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	312,459	331,051
Performance allocation compensation	393,418	225,112
Net gains (losses) from investment activities	(15,662)	92,752
Capital allocation-based income	(607,845)	(439,468)
Other non-cash activities	35,736	30,990
Unrealized losses (gains) on derivative liabilities of Public SPACs	83	(8,480)
Changes in operating assets and liabilities:
Purchases of investments	(196,703)	(43,473)
Proceeds from investments	360,743	1,014,541
Due from affiliates	20,642	(94,117)
Other assets	(15,620)	(26,854)
Accounts payable and accrued expenses	87,705	89,544
Due to affiliates	(17,191)	(26,357)
Accrued performance allocation compensation	(274,332)	(338,405)
Other liabilities	(14,413)	(11,423)
Changes related to consolidated Public SPACs:
Cash and cash equivalents	1,038	(2,060)
Assets held in Trust Accounts	394,265	(873)
Other assets	325	17,999
Other liabilities	(31)	(6,449)
Net cash provided by operating activities	540,302	704,337
Investing activities:
Repayments of notes receivable from affiliates	—	14,937
Advances on notes receivable from affiliates	—	(15,500)
Purchases of fixed assets	(4,954)	(2,145)
Net cash used in investing activities	(4,954)	(2,708)
Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	—	770,865
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	—	49,756
Purchase of partnership interests with IPO proceeds	—	(379,597)
Reorganization activities	—	2,124
Proceeds from debt obligations	150,000	30,000
Repayment of debt obligations	(150,000)	(30,000)
Deferred borrowing costs	(900)	—
Withholding taxes paid on net settlement of equity-based awards	(6,489)	—
Contributions from holders of other non-controlling interests	8,762	3,723
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	—	(318,942)
Dividends/Distributions	(350,629)	(269,180)
Distributions to partners prior to Reorganization and IPO	—	(355,282)
Changes related to TPG Funds and Public SPACs:
Redemption of redeemable equity	(400,000)	—
Net cash used in financing activities	$(749,256)	$(496,533)

See accompanying notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2023	2022
Net change in cash, cash equivalents and restricted cash	$(213,908)	$205,096
Cash, cash equivalents and restricted cash, beginning of period	1,120,650	985,864
Cash, cash equivalents and restricted cash, end of period	$906,742	$1,190,960
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$22,658	$32,850
Cash paid for interest	14,148	6,550
Supplemental disclosures of non-cash investing and financing activities:
Accrued deferred underwriting and offering costs	—	1,461
Deferred underwriting related to Public SPACs	14,000	—
Distributions payable to holders of other non-controlling interests	4,954	61,005
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$893,560	$1,177,825
Restricted cash	13,182	13,135
Cash, cash equivalents and restricted cash, end of period	$906,742	$1,190,960

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
As of June 30, 2023, TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26%.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. These interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report. All intercompany transactions and balances have been eliminated. These interim Condensed Consolidated Financial Statements are unaudited and have been prepared on a basis consistent with that used to prepare the audited Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results expected for the full year ending December 31, 2023.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$258,499	$221,179	$508,499	$417,658
Monitoring fees	2,434	3,543	5,190	7,544
Transaction fees	14,802	13,301	17,275	42,510
Incentive fees	—	4,833	—	4,833
Expense reimbursements and other	51,368	47,099	107,610	90,415
Total fees and other	327,103	289,955	638,574	562,960

Performance allocations	262,346	(387,485)	578,053	412,473
Capital interests	13,825	(10,752)	29,792	26,995
Total capital allocation-based income	276,171	(398,237)	607,845	439,468

Total revenues	$603,274	$(108,282)	$1,246,419	$1,002,428

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
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For three and six months ended June 30, 2023, these amounts totaled $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, these amounts totaled $1.6 million and $9.9 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
Management fees earned generally range from 0.50% to 2.00% of committed capital during the commitment period and from 0.25% to 2.00% of actively invested capital after the commitment period or at an annual rate of fund gross assets, as defined in the respective partnership agreements of the TPG funds. Management fees charged to consolidated Public SPACs are eliminated in consolidation.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Monitoring Fees
The Company provides monitoring services to certain portfolio companies in exchange for a fee, which is recognized over time as services are rendered. After the monitoring contract is established, there are no significant judgments made in determining the transaction price.
Transaction Fees
The Company provides capital structuring and other advice to portfolio companies, third parties and other vehicles generally in connection with debt and equity arrangements, as well as underwriting and placement services for a fee at a point in time when the underlying advisory services rendered are complete. Transaction fees are separately negotiated for each transaction and are generally based on the underlying transaction value. After the contract is established, management makes no significant judgments when determining the transaction price.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative, recorded.
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at June 30, 2023 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of June 30, 2023, TPG Pace Beneficial II Corp. (“YTPG”) had no assets held in Trust Accounts and held no cash. As of December 31, 2022, YTPG assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account. On April 17, 2023, YTPG redeemed all of its outstanding Class A ordinary shares, par value $0.0001 (the “YTPG

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Class A Ordinary Shares”) and used these funds to redeem its YTPG Class A Ordinary Shares. See Note 10 to the Condensed Consolidated Financial Statements.
As of June 30, 2023 and December 31, 2022, AfterNext HealthTech Acquisition Corp. (“AFTR”) assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On August 2, 2023, AFTR announced that it intends to use these funds to redeem its outstanding Class A ordinary shares, par value $0.0001 (the “AFTR Class A Ordinary Shares”). See Note 10 to the Condensed Consolidated Financial Statements.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of June 30, 2023, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Acquisitions
Angelo Gordon Acquisition
On May 14, 2023, the Company and certain of its affiliated entities (the “TPG Parties”) entered into a transaction agreement (the “Transaction Agreement”) with Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”) and certain of their affiliated entities (together with Angelo Gordon, the “Angelo Gordon Parties”) pursuant to which the Company has agreed to acquire Angelo Gordon, an alternative investment firm focused on credit and real estate investing, on the terms and subject to the conditions set forth in the Transaction Agreement (the “Transaction”). The Transaction Agreement provides for closing consideration of (i) an estimated $970.0 million in cash (based on an assumed level of net cash and current assets of Angelo Gordon) and (ii) up to 62.5 million Common Units of the TPG Operating Group II, L.P., an indirect subsidiary of the Company (including an equal number of shares of Class B common stock of the Company), and restricted stock units of the Company, in each case, subject to the adjustments set forth in the Transaction Agreement. In addition, upon the satisfaction of certain fee-related revenue targets by the Angelo Gordon Parties during the period beginning on January 1, 2026 and ending on December 31, 2026, the Angelo Gordon Parties will be entitled to an earnout payment of up to $400.0 million (the “Earnout Payment”). The Earnout Payment is payable, at the Company’s election, subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (including an equal number of shares of Class B common stock of the Company), or a combination thereof. The Transaction is subject to required regulatory approvals and certain other customary closing conditions.
The Class B common stock to be issued in connection with the Transaction, including in connection with the Earnout Payment, will be issued upon the effectiveness of certain amendments to the Company’s Amended and Restated Certificate of Incorporation. Pursuant to an amendment to the Exchange Agreement (as defined herein) to be entered into in connection with the consummation of the Transaction, the number of Common Units that may be exchanged into cash or Class A common stock will be limited to those representing 19.99% of the Class A common stock, nonvoting Class A common stock of TPG and Class B common stock outstanding immediately prior to the closing of the Transaction (the “Closing”) until at least 20 calendar days after the Company mails a definitive Schedule 14C Information Statement with respect to the required approval by the Company’s stockholders in accordance with Nasdaq Rule 5635(a).
NewQuest Acquisition
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
For additional information on the NewQuest acquisition, see Note 3 to the Consolidated Financial Statements in the Company’s Annual Report.
4. Investments
Investments consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Equity method - performance allocations	$5,070,750	$4,677,017
Equity method - capital interests (includes assets pledged of $515,338 and $475,110)	663,409	607,964
Equity method - fair value option	41,200	20,907
Equity method - other	11,610	11,908
Equity investments	8,249	12,072
Total investments	$5,795,218	$5,329,868

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Statements of Operations. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) from investment activities
Net gains (losses) of equity method investments, fair value option	$2,918	$(34,827)	$20,293	$(26,939)
Net (losses) gains of equity method investments - other	(538)	719	(809)	948
Net losses from equity investments	(1,534)	(65,287)	(3,822)	(66,761)
Total net gains (losses) from investment activities	$846	$(99,395)	$15,662	$(92,752)

Equity Method Investments, Fair Value Option
As of June 30, 2023 and December 31, 2022, the Company held a 8.8% and 9.0% beneficial ownership interest in Nerdy Inc. (“NRDY”), respectively, consisting of 7.7 million shares of Class A common stock, 4.0 million earnout shares and 4.9 million earnout warrants, with an aggregate fair value of $41.2 million and $20.9 million, respectively. The warrants entitle the Company to acquire one share of Class A common stock at a price of $11.50 per share and expire on September 20, 2026. The earnout shares and warrants are contingent upon NRDY achieving certain market share price milestones or in the event of a change of control, within five years after September 20, 2021.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At June 30, 2023 and December 31, 2022, the Company held equity investments with readily determinable fair values of $8.2 million and $12.1 million, respectively.
5. Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2023 and December 31, 2022, the Company did not hold any FPAs.
As of June 30, 2023 and December 31, 2022, the fair value of the warrants totaled $0.8 million and $0.7 million, respectively.
There were no related offsets or cash collateral pledged or received for the warrants as of June 30, 2023 and December 31, 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
For the three months ended June 30, 2023, the Company recorded unrealized gains on warrants totaling $0.7 million. For the six months ended June 30, 2023, the Company recorded unrealized losses on warrants totaling $0.1 million. For the three and six months ended June 30, 2022, the Company recorded unrealized gains on warrants and FPAs totaling $5.8 million and $8.5 million, respectively.
Net gains (losses) on derivative instruments are included in the Condensed Consolidated Statements of Operations as unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net gains (losses) recognized on derivative instruments of Public SPACs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gains (losses), net on public warrants	$667	$4,017	$(83)	$7,699
Unrealized gains, net on forward purchase agreements	—	1,806	—	781
Net gains (losses) on derivative instruments	$667	$5,823	$(83)	$8,480

6. Fair Value Measurement
The following tables summarize the valuation of the Company’s Level I financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	June 30, 2023	December 31, 2022
Assets
Equity method investments - fair value option	$41,200	$20,907
Equity investments	8,249	12,072
Total assets	$49,449	$32,979

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$750	$667
Total liabilities	$750	$667
As of June 30, 2023 and December 31, 2022, the Company did not hold any Level II or Level III financial instruments. The valuation methodology used in the determination of the changes in fair value of financial instruments for which Level III inputs were used at June 30, 2022 included a combination of the market approach and income approach.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivative liabilities
Balance, beginning of period	$—	$2,411	$—	$1,386
Unrealized gains, net	—	(1,806)	—	(781)
Balance, end of period	$—	$605	$—	$605

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and six months ended June 30, 2023 and 2022, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2023	December 31, 2022
Investments (includes assets pledged of $515,338 and $475,110)	$5,734,159	$5,284,981
Due from affiliates	87,558	88,847
VIE-related assets	5,821,717	5,373,828
Potential clawback obligation	1,729,490	1,869,395
Due to affiliates	40,225	47,572
Maximum exposure to loss	$7,591,432	$7,290,795
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
As of June 30, 2023 and December 31, 2022, the carrying amount of secured notes issued by the VIEs was $245.4 million and $245.3 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.6 million and $4.7 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,021	$33,612
Restricted cash	13,182	13,166
Participation rights receivable (a)	515,338	475,110
Due from affiliates	434	436
Total assets	$532,975	$522,324

Accrued interest	$191	$191
Due to affiliates and other	343	280
Secured borrowings, net	245,413	245,259
Total liabilities	$245,947	$245,730
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of June 30, 2023		As of December 31, 2022
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility (a)	March 2011	July 2027	$700,000	$—	6.24%	$—	5.46%
Subordinated Credit Facility (b)	August 2014	August 2024	30,000	—	7.49%	—	6.71%
Senior Unsecured Term Loan (c)	December 2021	December 2024	200,000	199,488	6.24%	199,307	5.46%
Secured Borrowings - Tranche A (d)	May 2018	June 2038	200,000	196,310	5.33%	196,186	5.33%
Secured Borrowings - Tranche B (d)	October 2019	June 2038	50,000	49,103	4.75%	49,073	4.75%
364-Day Revolving Credit Facility (e)	April 2023	April 2024	150,000	—	7.14%	—	—%
Total debt obligations			$1,330,000	$444,901		$444,566
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
(d)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At June 30, 2023, the Company is in compliance with these covenants and conditions.
(e)On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in US Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in US Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans. The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility.
During the three and six months ended June 30, 2023, the Company incurred interest expense of $7.1 million and $13.2 million, respectively, on its debt obligations. During the three and six months ended June 30, 2022, the Company incurred interest expense of $4.4 million and $8.3 million, respectively, on its debt obligations.
At June 30, 2023 and December 31, 2022, the fair value of the Company’s senior unsecured term loan was $200.0 million and $199.2 million, respectively, which approximates its carrying amount represented in the Condensed Consolidated Statements of Financial Condition due to its variable rate nature.
At June 30, 2023 and December 31, 2022, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $233.5 million and $231.5 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at June 30, 2023 and December 31, 2022.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of June 30, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $116.0 million which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $80.0 million against its net deferred tax assets of $116.0 million (resulting in net deferred tax assets after valuation allowance of $36.0 million) as of June 30, 2023, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $26.5 million, related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock.

The Company’s effective tax rate was 24.8% and (3.2)% for the three months ended June 30, 2023 and 2022, respectively, and 25.0% and (30.2)% for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and six months ended June 30, 2023 and 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and six months ended June 30, 2023 and 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Portfolio companies	$49,686	$57,492
Partners and employees	2,736	2,270
Other related entities	35,773	54,030
Unconsolidated VIEs	87,558	88,847
Due from affiliates	$175,753	$202,639

Portfolio companies	$7,201	$10,367
Partners and employees	59,411	60,309
Other related entities	17,927	21,615
Unconsolidated VIEs	40,225	47,572
Due to affiliates	$124,764	$139,863
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the six months ended June 30, 2023 and 2022 totaled $56.4 million and $63.1 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG funds, limited partners of TPG funds, or portfolio companies. The Company disclosed revenues in Note 2 to the Condensed Consolidated Financial Statements.
Loans to Affiliates
From time to time, the Company may enter into transactions in which it arranges short-term funding for affiliates, such as portfolio companies, as part of the Company’s capital markets activities. Under this arrangement, the Company may draw all or substantially all of its availability for borrowings under the 364-Day Credit Facility. Borrowings made under this facility are generally expected to be repaid promptly as these short-term fundings are intended to be syndicated to third parties.
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million as of June 30, 2023 and December 31, 2022, which is included in other assets in the Condensed Consolidated Statements of Financial Condition.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Statements of Operations, totaled less than $0.1 million for each of the three and six months ended June 30, 2023 and 2022.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and six months ended June 30, 2023 were $4.5 million and $9.1 million, respectively, and recorded in expense reimbursements and other within revenues in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and six months ended June 30, 2022 were $5.3 million and $10.4 million, respectively.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized as expense reimbursements and other within revenues in the Condensed Consolidated Statements of Operations in the amount of $6.8 million and $5.8 million for the three months ended June 30, 2023 and 2022, respectively, and $14.1 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, these related parties have made payments associated with these arrangements of $16.5 million and $13.6 million, respectively.
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
As of June 30, 2023, AFTR held cash in trust of $259.4 million, which includes the $250.0 million in funds deposited into the Trust Account at the time of AFTR’s IPO and $9.4 million of interest income, which was available for distribution to the shareholders. On August 2, 2023, AFTR announced the redemption of all of its AFTR Class A Ordinary Shares at a per-share redemption price of approximately $10.41, because AFTR did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. Subsequent to August 16, 2023, the AFTR Class A Ordinary Shares will be deemed cancelled and will represent only the right to receive the redemption amount, and there will be no redemption rights or liquidating distributions with respect to AFTR’s warrants, which will expire with no value. After August 16, 2023, AFTR will cease all operations except for those required to wind up its business.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 shares at a price of $10.00 per share for total IPO proceeds of $400.0 million. Each share consists of one YTPG Class A Ordinary Share of YTPG at $0.0001 par value.
On April 17, 2023, YTPG redeemed all of its YTPG Class A Ordinary Shares at a per-share redemption price of approximately $10.00, because YTPG did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of April 17, 2023, the YTPG Class A Ordinary Shares were deemed cancelled and represented only the right to receive the redemption amount. FPAs entered into by YTPG at the time of its IPO were terminated on April 17, 2023. After April 17, 2023, YTPG ceased all operations except for those required to wind up its business.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost (a):
Operating lease cost	$6,708	$6,555	$13,339	$13,031
Short-term lease costs	180	69	313	274
Variable lease cost	1,800	1,605	3,591	2,776
Sublease income	(852)	(688)	(1,668)	(2,220)
Total lease cost	$7,836	$7,541	$15,575	$13,861
Weighted-average remaining lease term			6.6	7.5
Weighted-average discount rate			4.15%	4.07%
___________
(a)Office rent expense for the three and six months ended June 30, 2023 was $6.7 million and $13.3 million, respectively. Office rent expense for the three and six months ended June 30, 2022 was $7.0 million and $13.4 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$14,981	$14,364
Other non-cash changes in right-of-use assets	6,042	4,205
Non-cash right-of-use assets and lease liability termination	—	(13,554)

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of June 30, 2023 (in thousands):

Year Due	Lease Amount
Remainder of 2023	$15,218
2024	24,383
2025	19,152
2026	20,401
2027	18,967
Thereafter	65,107
Total future undiscounted operating lease payments	163,228
Less: imputed interest	(23,377)
Present value of operating lease liabilities	$139,851
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At June 30, 2023 and December 31, 2022, the maximum obligations guaranteed under these agreements totaled $1,280.1 million and $1,120.8 million, respectively. At June 30, 2023, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2024	$150,000
August 2024	30,000
December 2024	200,000
June 2026	60,000
December 2026	104,604
July 2027	700,000
June 2030	35,530
Total	$1,280,134
At June 30, 2023 and December 31, 2022, the outstanding amount of debt on obligations related to these guarantees was $350.5 million and $327.8 million, respectively.
Letters of Credit
The Company had $0.4 million and $0.5 million in letters of credit outstanding at June 30, 2023 and December 31, 2022, respectively.
Commitments
At June 30, 2023, the third party investors of the consolidated Public SPACs had no unfunded capital commitments to the consolidated Public SPACs.
At June 30, 2023, the TPG Operating Group had unfunded investment commitments of $278.1 million to the TPG funds, consolidated Public SPACs and other strategic investments.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At June 30, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At June 30, 2023, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,729.5 million.
During the six months ended June 30, 2023, the general partners made no payments on the clawback liability.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Basic and diluted net income (loss) per share of Class A common stock for the six months ended June 30, 2022 is presented from January 13, 2022 through June 30, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$40,011	$(262,497)	$75,685	$(99,693)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net income (loss) subsequent to IPO	40,011	(262,497)	75,685	(105,398)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	5,367	4,058	6,896	5,881
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(25,306)	(128,869)	(50,798)	(133,781)
Net income (loss) attributable to other non-controlling interests subsequent to IPO	32,755	(127,827)	67,337	(8,923)
Net income (loss) attributable to Class A Common Stockholders prior to distributions	27,195	(9,859)	$52,250	$31,425
Reallocation of earnings to unvested participating restricted stock units (a)	(1,723)	(2,416)	(5,419)	(2,040)
Net income (loss) attributable to Class A Common Stockholders - Basic	25,472	(12,275)	$46,831	$29,385
Net loss assuming exchange of non-controlling interest	(22,398)	(102,075)	(44,335)	(106,234)
Reallocation of income from participating securities assuming exchange of Common Units	1,596	—	—	—
Net income (loss) attributable to Class A Common Stockholders - Diluted	$4,670	$(114,350)	$2,496	$(76,849)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	80,540,569	79,240,058	80,022,820	79,240,058
Exchange of Common Units to Class A Common Stock	228,652,641	229,652,641	229,144,354	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	309,193,210	308,892,699	309,167,174	308,892,699
Net income (loss) available to Class A common stock per share
Basic	$0.32	$(0.15)	$0.59	$0.37
Diluted	$0.02	$(0.37)	$0.01	$(0.25)
Dividends declared per share of Class A Common Stock (b)	$0.20	$0.44	$0.70	$0.44
___________
(a)As there were no undistributed losses during the three months ended June 30, 2023, the unvested participating restricted stock units received their pro rata reallocation of earnings. No undistributed losses were allocated to unvested participating restricted stock units during the six months ended June 30, 2023 and the three and six months ended June 30, 2022, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock. On January 6, 2023, additional 12,797,983 shares of Class A common stock were registered, increasing the share reserve to 30,889,270 of which 27,800,836 may be issued as of June 30, 2023.
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
The following table summarizes the outstanding restricted stock unit awards as of June 30, 2023 (in millions, including share data):

	Units Outstanding as of June 30, 2023	Compensation Expense for the three months ended		Compensation Expense for the six months ended		Unrecognized Compensation Expense as of June 30, 2023
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Restricted Stock Units
IPO Service-Vesting Awards	8.4	$11.5	$17.4	$26.0	$35.4	$172.2
IPO Executive Service-Vesting Awards	1.1	1.6	1.6	3.2	3.0	23.0
IPO Executive Performance Condition Awards	1.1	1.3	1.3	2.6	2.4	10.4
Ordinary Service-Vesting Awards	4.3	10.6	0.3	20.5	0.3	120.0
Ordinary Performance-Vesting Awards	0.1	0.3	0.2	0.5	0.2	2.5
Total Restricted Stock Units	15.0	$25.3	$20.8	$52.8	$41.3	$328.1
For the three and six months ended June 30, 2023, the Company recorded total restricted stock unit compensation expense of $25.3 million and $52.8 million respectively. For the three and six months ended June 30, 2022, the Company recorded total restricted stock unit compensation expense of $20.8 million and $41.3 million respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.7 million and $1.4 million for the three and six months ended June 30, 2023 and $0.5 million and $5.9 million for the three and six months ended June 30, 2022, respectively.
For the three and six months ended June 30, 2023, the Company had 33,899 and 464,516 restricted stock units vest at a fair value of $1.0 million and $15.6 million, respectively. The restricted stock units were settled by issuing 18,748 and 271,417 shares of TPG Inc. Class A Common stock, net of withholding tax of $0.5 million and $6.5 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
IPO and Ordinary Service-Vesting Awards
For the six months ended June 30, 2023, the Company issued 3.8 million of Ordinary Service-Vesting Awards. The grant date fair value of the Ordinary Service-Vesting Awards considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the six months ended June 30, 2023 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	10.1	$29.41
Granted	3.8	34.14
Vested	(0.5)	29.53
Forfeited	(0.7)	30.28
Balance at June 30, 2023	12.7	$30.78
As of June 30, 2023, there was approximately $292.2 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.0 years.
Ordinary Performance-Vesting Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance-Vesting Awards. The weighted-average grant date fair value per share was $26.93 for these awards. For the three and six months ended June 30, 2023, the Company recorded equity-based compensation expense of $0.3 million and $0.5 million, respectively. For each of the three and six months ended June 30, 2022, the Company recorded $0.2 million equity-based compensation expense. Further, as of June 30, 2023, there was approximately $2.5 million of total estimated unrecognized compensation expense related to unvested Ordinary Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.6 years.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the rollforwards of the Company’s unvested Executive Awards for the six months ended June 30, 2023 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1.1	$29.50	1.1	$16.58
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at June 30, 2023	1.1	$29.50	1.1	$16.58
As of June 30, 2023, there was approximately $23.0 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.5 years. There was approximately $10.4 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.
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
The following table summarizes the outstanding Other Awards as of June 30, 2023 (in millions, including share data):

	Unvested Units/Shares Outstanding as of June 30, 2023	Compensation Expense for the three months ended		Compensation Expense for the six months ended		Unrecognized Compensation Expense as of June 30, 2023
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
TPH and RPH Units
TPH units	50.1	$100.5	$93.0	$201.1	$234.8	$1,009.4
RPH units	0.4	19.1	21.5	38.3	40.3	168.8
Total TPH and RPH Units	50.5	$119.6	$114.5	$239.4	$275.1	$1,178.2

TOG Units and Class A Common Stock
TOG Common Units	1.8	4.7	6.3	8.3	$11.7	$28.0
Class A Common Stock	1.2	4.3	4.4	8.7	8.3	26.4
Total TOG Units and Class A Common Stock	3.0	$9.0	$10.7	$17.0	$20.0	$54.4

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $119.6 million and $239.4 million for the three and six months ended June 30, 2023, respectively. The Company recognized compensation expense of $114.5 million and $275.1 million for the three and six months ended June 30, 2022, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the rollforwards of the Company’s unvested TPH Units and RPH Units for the six months ended June 30, 2023 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	50.3	$24.38	0.4	$457.10
Reallocated	0.7	28.41	—	—
Vested	(0.2)	23.60	—	—
Forfeited	(0.7)	24.79	—	—
Balance at June 30, 2023	50.1	$24.43	0.4	$457.10
TPH Units, which were forfeited by certain holders upon termination, were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of June 30, 2023, there was approximately $1,178.2 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units. As of June 30, 2022, there was approximately $1,638.0 million of total estimated unrecognized compensation expense related to unvested TPH and RPH Units.
TOG Units and Class A Common Stock
In accordance with ASC 718, the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the three and six months ended June 30, 2023 totaled $9.0 million and $17.0 million respectively. The expense for the three and six months ended June 30, 2022 totaled $10.7 million and $20.0 million respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the rollforwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the six months ended June 30, 2023 (awards in millions):

	TOG Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	2.2	$27.29	1.7	$29.50
Granted	—	—	—	—
Vested	(0.4)	27.29	(0.5)	29.50
Forfeited	—	—	—	—
Balance at June 30, 2023	1.8	$27.29	1.2	$29.50

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2023 was $54.4 million, of which the TOG Units and Class A common stock represented $28.0 million and $26.4 million, respectively. Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2022 was $97.4 million, of which our TOG Units and Class A common stock represented $53.4 million and $44.0 million, respectively.
15. Equity

The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of June 30, 2023, 72,252,574 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock were outstanding, 228,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
Total 2023 Dividend Year (through Q2 2023)			$0.42
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Subsequent Events
Other than the events noted in Notes 10 and 15 to the Condensed Consolidated Financial Statements, there have been no additional events since June 30, 2023 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Business Overview
We are a leading global alternative asset manager with approximately $138.6 billion in assets under management (“AUM”) as of June 30, 2023. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm through a history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-strategy investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
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
•Real Estate: We established our real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. Today, we are investing in real estate through three primary products, including (i) TPG Real Estate Partners (“TREP”), an opportunistic strategy that focuses on acquiring and building real estate platforms utilizing a distinct theme-based strategy, which often aligns with TPG’s broader thematic sector expertise, (ii) TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), an extension of TREP which targets investments in stabilized or near stabilized real estate, and (iii) TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”), our publicly traded commercial mortgage real estate investment trust (“REIT”).
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
Financial markets and economic conditions generally improved during the three months ending June 30, 2023, as the pace of inflation and federal funds rate increases slowed, economic data indicated increased stability and there was a marked decrease in volatility stemming from March’s regional banking crisis. Sentiment was supported by increased expectations for a “soft landing” scenario, whereby the economy could successfully bring down inflation without experiencing a recession.
Inflation decreased in the second quarter of 2023 but remained elevated relative to historical levels and the Federal Reserve’s long-term target of 2%. The U.S. Consumer Price Index (“CPI”) rose 4.0% in May relative to the year prior, a rate less than half of the recent peak of 9.1% experienced in June 2022. Core CPI, which excludes food and energy, rose 5.3% year-over-year in May. The moderating growth in consumer prices occurred despite continued job growth and low unemployment. The economy added over 700,000 payrolls during the quarter and the unemployment rate rose slightly to 3.6% as of June, up from 3.5% as of the end of the prior quarter.
After increasing the federal funds target rate by 4.25% throughout 2022 and an additional 0.50% in the first quarter of 2023, the Federal Reserve elected to raise the federal funds target rate by 0.25% at the May Federal Open Market Committee (“FOMC”) meeting. Subsequently, the Federal Reserve elected to hold rates steady at the June meeting, the first pause in rate activity following 10 consecutive hikes, followed by an incremental 0.25% increase in July. The July hike brings the target range for the federal funds rate to 5.25% - 5.50%, a 22-year high.
U.S. Treasuries were weaker across the curve in the quarter, with yields rising amid the commentary from the Federal Reserve to expect additional rate hikes over the balance of 2023. Moves were sharpest at the shorter end of the curve, with the yield on the two-year Treasury rising to 4.87%, up 81 basis points for the quarter. 10-year Treasuries ended the period with a yield of 3.81%, up 32 basis points relative to the end of the prior quarter. The yield curve remains highly inverted, with the 2-year 10-year spread as of the end of June 2023 near its cyclical peak. Corporate bond spreads tightened modestly during the second quarter of 2023, descending from elevated levels following March’s regional banking crisis.

Investment Grade and High Yield spreads contracted 15 and 53 basis points respectively. Despite tightening spreads, corporate bond prices were mixed with Investment Grade and High Yield corporate bond indices recording +0.6% and (1.0%) moves in the quarter, respectively.
Equity indices continued to rally in the second quarter of 2023 as the stabilizing macroeconomic backdrop proved supportive for risk assets, though gains were largely driven by few mega-cap tech companies. The S&P 500, Nasdaq, and Dow rose 8.3%, 12.8%, and 3.4% respectively in the quarter, bringing year-to-date gains to +15.9%, +31.7% and +3.8%. Technology and growth-oriented sectors were relative outperformers, with Information Technology and Consumer Discretionary sectors leading the market higher. Consumer Staples, Energy and Utilities sectors were relative underperformers, falling 0.2%, 1.8%, and 3.3% in the quarter respectively. Volatility, as measured by the CBOE Volatility Index, continued to decline as macro shocks subsided. The index touched its lowest level since the onset of the COVID-19 pandemic in June and finished the quarter at 13.6, down from 18.7 as of the end of the prior quarter.
Our portfolio appreciated 2% in the second quarter of 2023, with increases in both our public and private portfolios. The continued appreciation reflects the strong operating performance and value creation initiatives in our portfolio.
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
The SEC has put forth several rule proposals and adopted new rules in recent months, and we are continuing to evaluate their potential impacts on our and our portfolio companies’ business and operations. These include, among others: (i) newly adopted rules on cybersecurity risk management, governance and incident disclosures; (ii) proposed rules and amendments under the Investment Advisers Act of 1940 that expand compliance obligations and prohibit certain activities for private fund advisors; and (iii) proposed rules that would require extensive climate change disclosure. We are also closely evaluating the potential impacts to our business of financial, regulatory and other proposals put forth by the current Administration and Congress as well as the Inflation Reduction Act of 2022, which was signed into law in August 2022. The potential for further policy changes may create regulatory uncertainty for our investment strategies and our portfolio companies that could adversely affect our and our portfolio companies’ profitability.
Reorganization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 26.0% of the Common Units and 100% of the interests in certain intermediate holding companies as of June 30, 2023. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$327,103	$289,955	$638,574	$562,960
Capital allocation-based income (loss)	276,171	(398,237)	607,845	439,468
Total revenues	603,274	(108,282)	1,246,419	1,002,428
Expenses
Compensation and benefits:
Cash-based compensation and benefits	115,667	115,639	236,118	231,998
Equity-based compensation	155,166	145,140	312,459	331,051
Performance allocation compensation	172,077	(298,026)	393,418	225,112
Total compensation and benefits	442,910	(37,247)	941,995	788,161
General, administrative and other	104,544	77,671	209,417	179,935
Depreciation and amortization	8,304	8,558	16,526	17,257
Interest expense	8,518	4,731	15,936	9,369
Expenses of consolidated Public SPACs:
Other	453	457	972	1,980
Total expenses	564,729	54,170	1,184,846	996,702
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	846	(99,395)	15,662	(92,752)
Interest, dividends and other	9,983	782	17,954	986
Investment income of consolidated Public SPACs:
Unrealized gains (losses) on derivative liabilities of Public SPACs	667	5,823	(83)	8,480
Interest, dividends and other	3,134	843	5,846	969
Total investment income (loss)	14,630	(91,947)	39,379	(82,317)
Income (loss) before income taxes	53,175	(254,399)	100,952	(76,591)
Income tax expense	13,164	8,098	25,267	23,102
Net income (loss)	40,011	(262,497)	75,685	(99,693)
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net income attributable to redeemable equity in Public SPACs	5,367	4,058	6,896	5,881
Net loss attributable to non-controlling interests in TPG Operating Group	(25,306)	(128,869)	(50,798)	(133,781)
Net income (loss) attributable to other non-controlling interests	32,755	(127,827)	67,337	(8,923)
Net income (loss) attributable to TPG Inc. subsequent to Reorganization and IPO	$27,195	$(9,859)	$52,250	$31,425

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except share and per share data)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.32	$(0.15)	$0.59	$0.37
Diluted	$0.02	$(0.37)	$0.01	$(0.25)
Weighted-average shares of Class A common stock outstanding
Basic	80,540,569	79,240,058	80,022,820	79,240,058
Diluted	309,193,210	308,892,699	309,167,174	308,892,699
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues consisted of the following for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
Management fees	$258,499	$221,179	$37,320	17%
Transaction, monitoring and other fees, net	17,236	21,677	(4,441)	(20)%
Expense reimbursements and other	51,368	47,099	4,269	9%
Total fees and other	327,103	289,955	37,148	13%
Performance allocations	262,346	(387,485)	649,831	168%
Capital interests	13,825	(10,752)	24,577	229%
Total capital allocation-based income	276,171	(398,237)	674,408	169%
Total revenues	$603,274	$(108,282)	$711,556	657%
Fees and other revenues increased by $37.1 million, or 13%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This change resulted from a $37.3 million increase in management fees and a $4.3 million increase in expense reimbursements, which was partially offset by a $4.4 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees, increased by $37.3 million, or 17%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by fee earning capital raised resulting in additional management fees of $27.0 million from TPG IX and $16.8 million from Asia VIII, both of which were activated during the third quarter of 2022, and $11.1 million from Rise III, which was activated during the second quarter of 2022. These increases were partially offset by a decrease of $8.5 million in fees earned from Asia VII and $5.2 million from TPG VIII primarily resulting from a step down in fee earning AUM during the three months ended June 30, 2023 and $4.8 million from TREP IV due to catch up fees received in the second quarter of 2022.
Certain management fees totaling $11.5 million earned during the three months ended June 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $3.5 million for Asia VIII and $2.5 million for TPG IX, both of which were activated in the third quarter of 2022, and $4.0 million for Rise III, which was activated in the second quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $4.4 million, or 20%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by a $4.8 million decrease in incentive fees earned from our Real Estate platform.

Expense Reimbursements and Other. Expense reimbursements and other increased by $4.3 million, or 9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was largely driven by an increase in reimbursable expenses of $4.1 million during the three months ended June 30, 2023.
Performance Allocations. Performance allocations increased by $649.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our realized and unrealized portfolio appreciated by approximately 2% during the three months ended June 30, 2023 compared to a 2% depreciation of our realized and unrealized portfolio during the three months ended June 30, 2022. Realized performance allocations gains for the three months ended June 30, 2023 and 2022 totaled $31.6 million and $326.2 million, respectively. Unrealized performance allocation gains for the three months ended June 30, 2023 totaled $230.8 million. Unrealized performance allocation losses for the three months ended June 30, 2022 totaled $713.7 million.
The table below highlights performance allocations for the three months ended June 30, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$11,518	$(46,975)	$58,493	125%
TPG VIII	104,805	(33,855)	138,660	410%
TPG IX	4,578	—	4,578	NM
Asia VI (1)	(43,053)	(57,978)	14,925	26%
Asia VII	31,453	(30,561)	62,014	203%
THP I	13,663	(32,621)	46,284	142%
THP II	4,081	—	4,081	NM
TES	513	1,345	(832)	(62)%
AAF	3,229	3,308	(79)	(2)%
Platform: Capital	130,787	(197,337)	328,124	166%
Growth III (1)	(4,566)	(13,191)	8,625	65%
Growth IV	23,807	(34,048)	57,855	170%
Growth V	38,332	4,772	33,560	703%
TTAD I	(2,627)	(8,399)	5,772	69%
TDM	(3,035)	6,505	(9,540)	(147)%
Platform: Growth	51,911	(44,361)	96,272	217%
Rise I	(8,540)	(15,002)	6,462	43%
Rise II	15,611	(7,191)	22,802	317%
Rise Climate	21,914	—	21,914	NM
Platform: Impact	28,985	(22,193)	51,178	231%
TREP III	(4,654)	(12,302)	7,648	62%
TAC+	—	(2,555)	2,555	NM
Platform: Real Estate	(4,654)	(14,857)	10,203	69%

	Three Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
TPEP	24,980	2,873	22,107	769%
NewQuest	5,694	5,590	104	2%
Strategic Capital	—	(769)	769	NM
Platform: Market Solutions	30,674	7,694	22,980	299%
Total TPG Operating Group Shared:	$237,703	$(271,054)	$508,757	188%
TPG Operating Group Excluded:
TPG IV	(148)	(154)	6	4%
TPG V	3	—	3	NM
TPG VI	(1,261)	(3,574)	2,313	65%
Asia IV	—	(14)	14	NM
Asia V	(2,516)	(33,342)	30,826	92%
MMI	366	(1,073)	1,439	134%
TPG TFP	—	(12)	12	NM
Platform: Capital	(3,556)	(38,169)	34,613	91%
Growth II	6,527	(1,051)	7,578	721%
Gator	8,335	(1,205)	9,540	792%
Biotech III	13,866	(45,731)	59,597	130%
Biotech IV	(136)	(98)	(38)	(39)%
Platform: Growth	28,592	(48,085)	76,677	159%
TREP II	(389)	(11,571)	11,182	97%
DASA - Real Estate	(4)	(148)	144	97%
Platform: Real Estate	(393)	(11,719)	11,326	97%
TSI	—	(4)	4	NM
Evercare	—	(18,454)	18,454	NM
Platform: Impact	—	(18,458)	18,458	NM
Total TPG Operating Group Excluded (2)	$24,643	$(116,431)	$141,074	121%
Total Performance Allocations	$262,346	$(387,485)	$649,831	168%
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
The increase in total performance allocations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily driven by higher realized and unrealized appreciation in TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V and Biotech III.
As of June 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.6 billion. As of June 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.5 billion.

Capital Interests. Capital interests income increased by $24.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by higher income from our investments in TPG VII, TPG VIII and Asia VII in our Capital platform, TRTX within our Real Estate platform and Growth IV, Growth V and TTAD I in our Growth platform, and Rise Climate within our Impact platform, partially offset by lower income in TGS within our Market Solutions platform.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense increased by $10.0 million, or 7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily attributable to an increase in expense associated with RSUs granted to TPG employees and certain of our executives during the three months ended June 30, 2023.
Performance Allocation Compensation. Performance allocation compensation increased by $470.1 million, or 158%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $26.9 million, or 35%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by an $18.6 million increase in professional fees and an increase of $6.8 million in other administrative expenses during the three months ended June 30, 2023.
Interest Expense. Interest expense increased by $3.8 million, or 80%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher interest rates on certain borrowings.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities increased by $100.2 million to a gain of $0.8 million for three months ended June 30, 2023 from a loss of $99.4 million for the three months ended June 30, 2022. This change was primarily attributable to a decrease in net losses of $61.1 million and an increase in net gains of $37.7 million from our investments in Vacasa, Inc. and Nerdy Inc., respectively, during the three months ended June 30, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $9.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily driven by additional interest income earned during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $0.7 million and $5.8 million of unrealized gains on derivative instruments recognized during the three months ended June 30, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Statements of Financial Condition.
Interest, Dividends and Other of Consolidated Public SPACs. Interest, dividends and other of consolidated Public SPACs increased by $2.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by higher interest income on Assets held in Trust Accounts due to increasing interest rates.
Income Tax Expense. Income tax expense increased by $5.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in net income for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues consisted of the following for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
Management fees	$508,499	$417,658	$90,841	22%
Transaction, monitoring and other fees, net	22,465	54,887	(32,422)	(59)%
Expense reimbursements and other	107,610	90,415	17,195	19%
Total fees and other	638,574	562,960	75,614	13%
Performance allocations	578,053	412,473	165,580	40%
Capital interests	29,792	26,995	2,797	10%
Total capital allocation-based income	607,845	439,468	168,377	38%
Total revenues	$1,246,419	$1,002,428	$243,991	24%
Fees and other revenues increased by $75.6 million, or 13%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This change resulted from a $90.8 million increase in management fees, a $17.2 million increase in expense reimbursements and other and a $32.4 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $90.8 million, or 22%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by higher fee earning AUM resulting in additional management fees from TPG IX of $52.8 million, Asia VIII of $29.0 million and THP II of $12.9 million, which were activated during the third quarter of 2022, and Rise III of $20.6 million, which was activated in the second quarter of 2022. These increases were partially offset by a decline in management fees of $17.3 million from Asia VII and $9.6 million earned from TPG VIII resulting from step down in fee earning AUM during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Certain management fees totaling $12.0 million earned during the six months ended June 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $4.2 million for TPG IX and $2.3 million for Asia VIII, both of which were activated in the third quarter of 2022, and $4.0 million for Rise III, which was activated in the second quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $32.4 million, or 59%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was driven by a decrease of $27.6 million in our transaction and monitoring fees primarily due to less capital markets activity among our portfolio companies involving our broker-dealer in our Market Solutions platform and a $4.8 million decrease in incentive fees earned from our Real Estate platform.
Expense Reimbursements and Other. Expense reimbursements and other increased by $17.2 million, or 19%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was largely driven by an increase in reimbursable expenses of $15.7 million during the six months ended June 30, 2023.
Performance Allocations. Performance allocations increased by $165.6 million, or 40%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by a 6% appreciation of our realized and unrealized portfolio during the six months ended June 30, 2023 compared to a 4% appreciation of our realized and unrealized portfolio during the six months ended June 30, 2022. Realized performance allocations for the six months ended June 30, 2023 and 2022 totaled $184.3 million and $911.9 million, respectively. Unrealized performance allocation gains for the six months ended June 30, 2023 totaled $393.7 million. Unrealized performance allocation losses for the six months ended June 30, 2022 totaled $499.4 million.

The table below highlights performance allocations for the six months ended June 30, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Six Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$60,777	$364,204	$(303,427)	(83)%
TPG VIII	223,843	153,669	70,174	46%
TPG IX	6,292	—	6,292	NM
Asia VI (1)	(32,669)	(35,025)	2,356	7%
Asia VII	24,143	40	24,103	NM
THP I	48,048	(11,601)	59,649	514%
THP II	6,811	—	6,811	NM
TES	1,032	10,306	(9,274)	(90)%
AAF	26,214	24,606	1,608	7%
Platform: Capital	364,491	506,199	(141,708)	(28)%
Growth III (1)	502	(41,094)	41,596	101%
Growth IV	33,267	(20,115)	53,382	265%
Growth V	41,467	16,163	25,304	157%
TTAD I	(1,283)	(1,159)	(124)	(11)%
TDM	862	17,076	(16,214)	(95)%
Platform: Growth	74,815	(29,129)	103,944	357%
Rise I	(15,012)	(17,630)	2,618	15%
Rise II	35,347	(7,713)	43,060	558%
Rise Climate	100,866	—	100,866	NM
Platform: Impact	121,201	(25,343)	146,544	578%
TREP III	(9,400)	33,765	(43,165)	(128)%
Platform: Real Estate	(9,400)	33,765	(43,165)	(128)%
TPEP	32,691	9,374	23,317	249%
NewQuest	10,832	13,458	(2,626)	(20)%
Strategic Capital	—	(2,793)	2,793	NM
Platform: Market Solutions	43,523	20,039	23,484	117%
Total TPG Operating Group Shared:	$594,630	$505,531	$89,099	18%
TPG Operating Group Excluded:
TPG IV	(61)	(159)	98	62%
TPG V	3	—	3	NM
TPG VI	(24,177)	(12,543)	(11,634)	(93)%
Asia IV	—	(42)	42	NM
Asia V	(28,765)	(21,308)	(7,457)	(35)%
MMI	1,075	(485)	1,560	322%
TPG TFP	—	(14)	14	NM
Platform: Capital	(51,925)	(34,551)	(17,374)	(50)%

	Six Months Ended June 30,
	2023	2022	Change	%

	($ in thousands)
Growth II	9,893	2,026	7,867	388%
Gator	15,507	2,761	12,746	462%
Biotech III	15,380	(40,092)	55,472	138%
Biotech IV	(192)	(102)	(90)	(88)%
Platform: Growth	40,588	(35,407)	75,995	215%
TREP II	(4,152)	(10,399)	6,247	60%
DASA - Real Estate	(1,088)	870	(1,958)	(225)%
Platform: Real Estate	(5,240)	(9,529)	4,289	45%
TSI	—	160	(160)	NM
Evercare	—	(13,731)	13,731	NM
Platform: Impact	—	(13,571)	13,571	NM
Total TPG Operating Group Excluded(2)	$(16,577)	$(93,058)	$76,481	82%
Total Performance Allocations	$578,053	$412,473	$165,580	40%
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
The increase in total performance allocations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily driven by higher realized and unrealized appreciation in Rise Climate, TPG VIII, THP I, Growth III, Growth IV and Biotech III, partially offset by lower realized and unrealized appreciation in TPG VII.
As of June 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.6 billion. As of June 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.5 billion.
Capital Interests. Capital interests income increased by $2.8 million, or 10%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by a increase in income from our investments in TPG VIII in our Capital platform, Growth III in our Growth platform, TRTX in our Real Estate platform and Rise Climate in our Impact platform. These increases were partially offset by a decrease in income from our investment in TPG VII in our Capital platform.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $4.1 million, or 2%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by an increase in salaries and benefits driven by an increase in headcount.
Equity-based Compensation. Equity-based compensation expense decreased by $18.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily attributable to the vesting of certain TPH, RPH and Other IPO-Related Awards during the year ended December 31, 2022, partially offset by an increase in expense associated with RSUs granted to TPG employees and certain of our executives during the six months ended June 30, 2023.

Performance Allocation Compensation. Performance allocation compensation increased by $168.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $29.5 million, or 16%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by a $33.6 million increase in professional fees and an increase of $6.6 million in reimbursable expenses incurred on behalf of TPG funds during the six months ended June 30, 2023, partially offset by a decrease of $6.2 million in other administrative expenses and a decrease of $4.5 million of expense associated with equity-based awards granted to certain non-employees of the Company during the six months ended June 30, 2023.
Interest Expense. Interest expense increased by $6.6 million, or 70%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher interest rates on certain borrowings.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities increased by $108.4 million to a gain of $15.7 million for six months ended June 30, 2023 from a loss of $92.8 million for the six months ended June 30, 2022. This change was primarily attributable to a decrease in net losses of $58.7 million and an increase in net gains of $47.2 million from our investments in Vacasa, Inc. and NRDY, respectively, during the six months ended June 30, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $17.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by additional interest income earned due to higher interest rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Unrealized (Losses) Gains on Derivative Liabilities of Public SPACs. The $0.1 million unrealized loss and $8.5 million of unrealized gain on derivative instruments recognized during the six months ended June 30, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.
Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $4.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by higher interest income on Assets held in Trust Accounts due to increasing interest rates.
Income Tax Expense. Income tax expense increased by $2.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in net income for the six months ended June 30, 2023.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	June 30, 2023	December 31, 2022
($ in thousands)
Assets
Cash and cash equivalents	$893,560	$1,107,484
Investments	5,795,218	5,329,868
Due from affiliates	175,753	202,639
Other assets	642,101	642,558
Assets of consolidated Public SPACs	263,555	659,189
Total assets	$7,770,187	$7,941,738

Liabilities, Redeemable Equity and Equity
Debt obligations	$444,901	$444,566
Due to affiliates	124,764	139,863
Accrued performance allocation compensation	3,388,976	3,269,889
Other liabilities	412,937	324,261
Liabilities of consolidated Public SPACs	9,706	23,653
Total liabilities	$4,381,284	$4,202,232

Redeemable equity from consolidated Public SPACs	$259,370	$653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,511,475 and 79,240,058 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	$80	$79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	531,512	506,639
Retained (deficit) earnings	(3,663)	2,724
Other non-controlling interests	2,601,375	2,576,199
Total equity	3,129,533	3,085,871
Total liabilities, redeemable equity and equity	$7,770,187	$7,941,738
Cash and cash equivalents decreased $213.9 million primarily due to payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $465.4 million during the six months ended June 30, 2023 primarily due to net capital allocation-based income of $607.8 million, which was partially offset by net proceeds of $204.0 million. For the six months ended June 30, 2023, our investments have generated realized and unrealized portfolio appreciation of 6%.
Accrued performance allocation compensation increased $119.1 million for the six months ended June 30, 2023, primarily attributable to the increase in performance allocations, partially offset by settlements of performance allocation compensation during the six months ended June 30, 2023.
Redeemable equity from consolidated Public SPACs decreased $394.3 million primarily due to the redemption of Class A ordinary shares of YTPG Class A Ordinary Shares. See Note 10 to our Condensed Consolidated Financial Statements.
Total equity increased $43.7 million, primarily due to net income earned and equity based compensation expense recognized, partially offset by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries during the six months ended June 30, 2023.

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
The following table sets forth our total FRE and DE for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in thousands)
Management fees	$256,612	$222,686	$504,610	$425,417
Transaction, monitoring and other fees, net	16,864	21,168	21,536	47,924
Other income	12,256	12,018	25,039	23,063
Fee-Related Revenues	285,733	255,872	551,186	496,404
Compensation and benefits, net	95,888	95,547	196,043	193,734
Operating expenses, net	64,415	58,522	130,429	108,884
Fee-Related Expenses	160,303	154,069	326,472	302,618
Total Fee-Related Earnings	$125,430	$101,803	$224,714	$193,786
Realized performance allocations, net	6,630	60,175	11,655	182,367
Realized investment income and other, net	(22,762)	15,443	(27,937)	22,736
Depreciation expense	(1,213)	(1,468)	(2,344)	(3,039)
Interest expense, net	816	(4,255)	(217)	(8,686)
Distributable Earnings	$108,901	$171,698	$205,871	$387,164
Income taxes	(12,662)	(9,831)	(21,790)	(26,264)
After-Tax Distributable Earnings	$96,240	$161,867	$184,082	$360,900
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Fee-Related Revenues
Fee-related revenues increased by $29.9 million, or 12%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was primarily due to additional management fees of $33.9 million, partially offset by a decrease in transaction, monitoring and other fees, net of $4.3 million.
Management Fees
The following table presents management fees in our platforms for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Capital	$112,479	$81,380
Impact	51,544	43,412
Growth	37,496	34,859
Real Estate	37,154	44,815
Market Solutions	17,940	18,220
Total Management Fees	$256,612	$222,686

Management fees increased by $33.9 million, or 15%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change was largely due to additional management fees of $31.1 million earned from the Capital platform, primarily as a result of the activation of TPG IX and Asia VIII during the third quarter of 2022. Management fees increased $8.1 million in the Impact platform, largely driven by additional closes in Rise III, and $2.6 million in the Growth platform, primarily attributable to additional actively invested capital in TTAD II. This change was partially offset by a $7.7 million decrease in management fees in the Real Estate platform, which had significant catch- up fees in the second quarter of 2022.
Certain management fees earned during the three months ended June 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners, totaling $11.5 million for the period. In the Capital platform, catch-up fees amounted to $6.5 million, with $3.5 million, $2.5 million, and $0.5 million from Asia VIII, TPG IX, and THP II respectively, all of which were activated in the third quarter of 2022. Rise III within the Impact platform, which was activated in the second quarter of 2022, had $4.0 million in catch-up fees. The Market Solutions platform had catch-up fees of $0.7 million from TGS, which was activated in the third quarter of 2022. The Growth platform had $0.3 million in catch-up fees related to LSI, which was activated in the first quarter of 2023.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Market Solutions	$14,320	$13,086
Impact	1,639	1,725
Capital	773	1,257
Growth	133	269
Real Estate	—	4,831
Total Transaction, Monitoring and Other Fees, Net	$16,864	$21,168
Transaction, monitoring and other fees, net decreased by $4.3 million, or 20%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily attributable to decreased incentive fees earned from portfolio companies in our Real Estate platform.
Other Income
The following table presents other income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Former affiliate funds	$7,816	$6,689
Other income	4,440	5,329
Total Other Income	$12,256	$12,018
Total other income increased by $0.2 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Fee-Related Expenses
Fee-related expenses increased by $6.2 million, or 4%, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily due to higher operating expenses, net of $5.9 million, resulting from increases in professional service fees and location expenses.

Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Salaries	$53,429	$48,903
Bonuses	45,188	47,198
Benefits and other	16,757	18,293
Reimbursements	(19,487)	(18,847)
Total Compensation and Benefits, Net	$95,888	$95,547
Compensation and benefits, net increased by $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily due to increased salaries of $4.5 million as a result of headcount growth, partially offset by a decrease in bonuses.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net were $64.4 million and $58.5 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $5.9 million, or 10%, for the quarter. This change was primarily due to an increase in professional fees and other administrative expenses of $3.4 million and location expenses of $2.5 million.
Realized Performance Allocations, Net
Realized performance allocations, net were $6.6 million during the three months ended June 30, 2023 and $60.2 million for three months ended June 30, 2022.
The following table presents realized performance allocations, net from our platforms for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Capital	$6,367	$52,502
Real Estate	263	1,086
Growth	—	6,473
Market Solutions	—	114
Impact	—	—
Total Realized Performance Allocations, Net	$6,630	$60,175
Realized performance allocations, net of $6.6 million for the three months ended June 30, 2023 were generated from realizations of $6.4 million from TPG VIII in the Capital platform and $0.3 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies DirecTV and Milestone Student Properties.
Realized performance allocations, net of $60.2 million for the three months ended June 30, 2022 were largely generated from realizations of $19.4 million in Asia VII, $17.5 million in TPG VIII and $11.3 million in THP I within the Capital platform. Realizations within the Growth platform of $6.5 million were generated from TTAD I. The activity consisted of realizations sourced from portfolio companies, including Kelsey-Seybold Clinic, Greencross, DirecTV, FreedomPay and Kaseya.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Investments in TPG funds	$(4,705)	$16,546
Other investments	—	—
Non-core income (expense)	(18,057)	(1,103)
Total Realized Investment Income and Other, Net	$(22,762)	$15,443
The decrease in realized investment income and other, net of $38.2 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 resulted primarily from realized losses from certain investments in TPG funds, as well as an increase in non-core transaction related expenses. For the three months ended June 30, 2023, our non-core activity includes $15.3 million in costs related to the potential acquisition of Angelo Gordon.
Depreciation
Depreciation expense decreased $0.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022

	($ in thousands)
Interest expense	$8,521	$4,728
Interest (income)	(9,336)	(473)
Interest Expense, Net	$(816)	$4,255
The decrease in interest expense, net during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to higher interest rates on our firm’s cash holdings, partially offset by a corresponding increase in interest rates on certain borrowings.
Distributable Earnings
The decrease in DE for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to lower realized performance allocations, net, partially offset by increased Fee-Related Earnings.
Income Taxes
Income taxes increased $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The change in income taxes is a result of an increase in foreign income taxes.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Fee-Related Revenues
Fee-related revenues increased by $54.8 million, or 11% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to additional management fees of $79.2 million, partially offset by a decrease in transaction, monitoring and other fees, net of $26.4 million.
Management Fees
The following table presents management fees in our platforms for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Capital	$218,390	$161,820
Impact	98,406	85,331
Real Estate	78,515	72,641
Growth	74,151	68,583
Market Solutions	35,149	37,042
Total Management Fees	$504,610	$425,417
Management fees increased by $79.2 million, or 19%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was largely due to an increase in management fees of $56.6 million within the Capital platform, primarily driven by additional closes in TPG IX, Asia VIII and THP II. Management fees for the Impact platform grew $13.1 million due to additional commitments to Rise III. Management fees in the Real Estate platform increased $5.9 million driven by TREP IV, which had additional commitments in the second quarter of 2022. Management fees for the Growth platform increased $5.6 million primarily from additional actively invested capital in TTAD II, and the activation of LSI in the first quarter of 2023. This change was partially offset by a $1.9 million decrease in management fees in the Market Solutions platform.
Certain management fees earned during the six months ended June 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners, totaling $12.0 million for the period. In the Capital platform, catch-up fees amounted to $7.1 million, with $4.2 million, $2.3 million, and $0.7 million from TPG IX, Asia VIII, and THP II respectively, all of which were activated in the third quarter of 2022. Rise III within the Impact platform, which was activated in the second quarter of 2022, had $4.0 million in catch-up fees. The Market Solutions platform had catch-up fees of $0.7 million from TGS, which was activated in the third quarter of 2022. $0.2 million in catch-up fees were related to TTAD II within the Growth platform, which was activated in the second quarter of 2021.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Market Solutions	$16,312	$35,984
Impact	3,207	3,470
Capital	1,791	3,231
Growth	227	408
Real Estate	—	4,831
Total Transaction, Monitoring and Other Fees, Net	$21,536	$47,924

Transaction, monitoring and other fees, net decreased by $26.4 million, or 55%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily attributable to the Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Former affiliate funds	$16,201	$13,953
Other income	8,838	9,110
Total Other Income	$25,039	$23,063
Total other income increased by $2.0 million, or 9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Fee-Related Expenses
Fee-related expenses increased by $23.9 million, or 8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily comprised of higher operating expenses, net of $21.5 million and an increase in compensation and benefits, net of $2.3 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Salaries	$107,005	$96,746
Bonuses	90,597	95,852
Benefits and other	36,767	36,220
Reimbursements	(38,327)	(35,084)
Total Compensation and Benefits, Net	$196,043	$193,734
Total compensation and benefits, net increased by $2.3 million, or 1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily due to an increase in salaries of $10.3 million as a result of headcount growth. This increase was partially offset of by a reduction of $5.3 million in bonuses, and additional reimbursements of $3.2 million.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net amounted to $130.4 million and $108.9 million for the six months ended June 30, 2023 and 2022, respectively.
The increase in operating expenses, net of $21.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to an increase in professional fees and other administrative expenses of $14.8 million, and travel expenses of $6.7 million.

Realized Performance Allocations, Net
Realized performance allocations, net were $11.7 million during the six months ended June 30, 2023 and $182.4 million during the six months ended June 30, 2022.
The following table presents realized performance allocations, net from our platforms for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Capital	$6,367	$158,125
Real Estate	4,076	1,110
Growth	1,097	8,660
Impact	116	14,297
Market Solutions	—	175
Total Realized Performance Allocations, Net	$11,655	$182,367
Realized performance allocations, net of $11.7 million for the six months ended June 30, 2023 were largely generated from realizations of $6.4 million from TPG VIII within the Capital platform and $4.1 million from TREP III within the Real Estate platform. Realization of $1.1 million were attributable to TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies, including DirecTV and Alloy Properties.
Realized performance allocations, net of $182.4 million for the six months ended June 30, 2022 were largely generated from realizations of $108.1 from TPG VII, $19.4 million from Asia VII, and $17.5 million from TPG VIII within the Capital platform. Realizations within the Impact platform of $14.3 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies, including McAfee (NASDAQ: MCFE), Kelsey-Seybold Clinics, Greencross, Renaissance Learning, and EverFi.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Investments in TPG funds	$1,731	$50,579
Non-core income (expense)	(29,668)	(27,843)
Total Realized Investment Income and Other, Net	$(27,937)	$22,736
Realized investment income and other, net decreased by $50.7 million, or 223%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease resulted primarily from a decline in realizations from our TPG funds, and additional non-core expenses of $1.8 million.
Depreciation
Depreciation expense decreased $0.7 million, or 23%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Expense, Net
The following table presents interest expense, net for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Interest expense	$15,939	$9,359
Interest (income)	(15,721)	(673)
Interest Expense, Net	$217	$8,686
The decrease in interest expense, net during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher interest rates on our firm’s cash holdings, partially offset by a corresponding increase in interest rates on certain borrowings.
Distributable Earnings
The decrease in DE for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to lower realized performance allocations, net, partially offset by an increase in our Fee-Related Earnings.
Income Taxes
Income taxes decreased $4.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in income taxes is a result of lower realized performance fees, net.
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

The following table sets forth our non-GAAP book assets, book liabilities and net book value as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Book Assets
Cash and cash equivalents	$577,603	$691,687
Restricted cash	13,182	13,166
Accrued performance allocations	759,778	642,519
Investments in funds	626,037	576,814
Other assets	547,620	576,241
Total Book Assets	$2,524,220	$2,500,427
Book Liabilities
Accounts payable, accrued expenses and other	$46,783	$48,183
Secured borrowings, net	245,413	245,259
Senior unsecured term loan, net	199,488	199,307
Total Book Liabilities	$491,684	$492,749
Net Book Value	$2,032,536	$2,007,678
During the six months ended June 30, 2023, net book value increased primarily due to an increase in accrued performance allocations and investments in funds driven by value creation of 6%, primarily associated with TPG VIII, Growth V and Asia VII. This was partially offset by the distribution of proceeds received during the year ended December 31, 2022.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and six months ended June 30, 2023 and 2022:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in thousands)
GAAP Revenue	$603,274	$(108,282)	1,246,419	$1,002,428
Capital-allocation based income	(276,171)	398,237	(607,845)	(439,468)
Expense reimbursements	(40,105)	(36,022)	(84,354)	(68,699)
Investment income and other	(1,265)	1,939	(3,034)	2,143
Fee-Related Revenue	$285,733	$255,872	$551,186	$496,404
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in thousands)
GAAP Expenses	$564,729	$54,170	$1,184,846	996,702
Depreciation and amortization expense	(8,304)	(8,558)	(16,526)	(17,257)
Interest expense	(8,518)	(4,731)	(15,936)	(9,369)
Expenses related to consolidated Public SPACs	(453)	(457)	(972)	(1,980)
Expense reimbursements	(40,105)	(36,022)	(84,354)	(68,699)
Performance allocation compensation	(172,077)	298,026	(393,418)	(225,112)
Equity-based compensation	(155,166)	(145,140)	(312,459)	(331,051)
Non-core expenses and other	(19,803)	(3,219)	(34,709)	(40,616)
Fee-Related Expenses	$160,303	$154,069	$326,472	$302,618

Net income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in thousands)
Net income (loss)	$40,011	$(262,497)	$75,685	$(99,693)
Net (income) loss attributable to redeemable interests in Public SPACs	(5,367)	(4,058)	(6,896)	(5,364)
Net (income) loss attributable to other non-controlling interests	(32,755)	127,827	(67,337)	8,923
Amortization expense	3,538	3,083	7,076	6,355
Equity-based compensation	154,564	146,023	310,270	336,485
Unrealized performance allocations, net	(50,927)	119,222	(117,402)	83,273
Unrealized investment (income) loss	(12,655)	31,201	(22,005)	28,610
Unrealized gain on derivatives	(59)	(37)	7	(722)
Income tax	797	(1,848)	3,785	(3,149)
Non-recurring and other	(907)	2,951	899	6,182
After-tax Distributable Earnings	$96,240	$161,867	$184,082	$360,900
Income taxes	12,662	9,831	21,790	26,264
Distributable Earnings	$108,901	$171,698	$205,871	$387,164
Realized performance allocations, net	(6,630)	(60,175)	(11,655)	(182,367)
Realized investment income and other, net	22,762	(15,443)	27,937	(22,736)
Depreciation expense	1,213	1,468	2,344	3,039
Interest expense, net	(816)	4,255	217	8,686
Fee-Related Earnings	$125,430	$101,803	$224,714	$193,786

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Total GAAP Assets	$7,770,187	$7,941,738
Impact of consolidated Public SPACs
Cash and cash equivalents	(4,059)	(5,097)
Assets held in Trust Account	(259,370)	(653,635)
Due from affiliates	(45)	(45)
Other assets	(81)	(412)
Subtotal for consolidated Public SPACs	(263,555)	(659,189)
Impact of other consolidated entities
Cash and cash equivalents	(315,956)	(415,797)
Due from affiliates	(163,559)	(211,097)
Investments	(4,409,403)	(4,110,535)
Other assets	(149,743)	(134,505)
Subtotal for other consolidated entities	(5,038,661)	(4,871,934)
Reclassification adjustments (1)
Due from affiliates	(12,194)	8,458
Investments	(1,385,815)	(1,219,333)
Accrued performance allocations	759,778	642,519
Investments in funds	626,037	576,814
Other assets	68,443	81,354
Subtotal for reclassification adjustments	56,249	89,812
Total Book Assets	$2,524,220	$2,500,427

($ in thousands)	June 30, 2023	December 31, 2022
Total GAAP Liabilities	$4,381,284	$4,202,232
Impact of consolidated Public SPACs
Accounts payable and accrued expenses	(206)	(236)
Derivative liabilities of Public SPACs	(750)	(667)
Deferred underwriting	(8,750)	(22,750)
Subtotal for consolidated Public SPACs	(9,706)	(23,653)
Impact of other consolidated entities
Accounts payable and accrued expenses	(176,678)	(90,685)
Due to affiliates	(118,641)	(134,562)
Accrued performance allocation compensation	(3,388,976)	(3,269,889)
Other liabilities	(199,908)	(206,276)
Subtotal for other consolidated entities	(3,884,203)	(3,701,412)
Reclassification adjustments (1)
Accounts payable and accrued expenses	37,369	40,698
Due to affiliates	(6,123)	(5,301)
Other liabilities	(26,937)	(19,815)
Subtotal for reclassification adjustments	4,309	15,582
Total Book Liabilities	$491,684	$492,749
Total GAAP redeemable equity from consolidated Public SPACs	$259,370	$653,635
Impact of consolidated Public SPACs (2)	(259,370)	(653,635)
Total Book redeemable equity from consolidated Public SPACs	$—	$—
Total GAAP Equity	$3,129,533	$3,085,871
Impact of consolidated Public SPACs	5,521	18,099
Impact of other consolidated entities	(1,154,458)	(1,170,522)
Reclassification adjustments (1)	51,940	74,230
Net Book Value	$2,032,536	$2,007,678
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
(2)The $259.4 million and $653.6 million redeemable equity, respectively, represent ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately from U.S. GAAP partners’ capital in the accompanying Condensed Consolidated Statements of Financial Condition.
Operating Metrics
We monitor certain operating metrics that are common to the asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include those of our former affiliate or other investments that will not be included in the TPG Operating Group.
Assets Under Management
Assets Under Management (“AUM”) represents the sum of:
i.fair value of the investments and financial instruments held by our carry funds (including fund-level asset-related leverage), including our private equity and real estate funds, as well as related co-investment vehicles managed or advised by us, plus the capital that we are entitled to call from investors in those funds and vehicles, pursuant to the terms of their respective capital commitments, net of outstanding leverage associated with subscription-related credit facilities at our carry funds, and including capital commitments to funds that have yet to commence their investment periods;

ii.the gross amount of assets (including leverage where applicable) for our mortgage REIT and collateralized fundraising vehicles;
iii.the net asset value of our hedge funds; and
iv.IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our Public SPACs upon the consummation of a business combination.
Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds, entities, or accounts that we manage or advise, or calculated pursuant to any regulatory definitions.
The tables below present rollforwards of our total AUM for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Balance as of Beginning of Period	$137,142	$120,399	$135,034	$113,618
Capital Raised	1,456	12,708	3,481	18,156
Realizations	(1,306)	(4,402)	(3,646)	(9,189)
Changes in Investment Value (1)	1,340	(2,001)	3,763	4,119
AUM as of end of period	$138,632	$126,704	$138,632	$126,704

___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of June 30, 2023 and 2022:

	June 30,
	2023	2022

	($ in millions)
Capital	$68,906	$61,713
Growth	24,179	21,113
Real Estate	18,959	19,555
Impact	17,683	15,065
Market Solutions	8,905	9,258
AUM as of end of period	$138,632	$126,704

AUM increased from approximately $135.0 billion as of December 31, 2022 to approximately $138.6 billion as of June 30, 2023. During the three months ended June 30, 2023, new capital of $1.5 billion was raised and primarily attributable to TPG IX and Asia VIII within the Capital platform and Rise III within the Impact platform. Realizations totaled $1.3 billion and were primarily attributable to Asia V and TPG VIII within the Capital platform, TREP III within the Real Estate platform and Rise Climate within the Impact platform. AUM also increased due to portfolio appreciation of 2% recognized for the three months ended June 30, 2023.
During the six months ended June 30, 2023, new capital of $3.5 billion was raised primarily attributable to TPG IX and Asia VIII within the Capital platform, TTAD II and LSI within the Growth platform and Rise III within the Impact platform. Realizations totaled $3.6 billion and were primarily attributable to TPG VI and TPG VIII within the Capital platform and TREP III within the Real Estate platform. AUM also increased due to portfolio realized and unrealized appreciation of 6% recognized for the six months ended June 30, 2023.
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
The table below present rollforwards of our FAUM for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Balance as of Beginning of Period	$78,845	$64,205	$77,945	$60,094
Fee Earning Capital Raised(1)	1,083	3,487	1,874	8,275
Net Change in Actively Invested Capital(2)	41	(82)	150	(759)
Reduction in Fee Base of Certain Funds(3)	(1,349)	(482)	(1,349)	(482)
FAUM as of end of period	$78,620	$67,128	$78,620	$67,128

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
The following table summarizes our FAUM by platform as of June 30, 2023 and 2022:

	June 30,
	2023	2022

	($ in millions)
Capital	$36,090	$25,518
Impact	13,283	11,922
Real Estate	12,029	13,133
Growth	11,233	10,969
Market Solutions	5,985	5,586
FAUM as of end of period	$78,620	$67,128

FAUM increased from $77.9 billion as of December 31, 2022 to $78.6 billion as of June 30, 2023. The increase was related to fee earning capital raised activity totaling $1.9 billion primarily attributable to the subsequent closings of TPG IX and Asia VIII within the Capital platform, which were activated during the third quarter of 2022 and Rise III in the Impact platform, which was activated during the second quarter of 2022. The increase was also attributable to the activation of LSI in the Growth platform during the first quarter of 2023. For the six months ended June 30, 2023, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.28%.

Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	($ in millions)
Fund Vintage
2017 & Prior	$327	$310
2018	47	49
2019	241	223
2020	82	70
2021	60	55
2022	3	2
Net Accrued Performance Allocations	$760	$709

	June 30, 2023	December 31, 2022

	($ in millions)
Platform
Capital	$434	$406
Growth	176	164
Impact	86	80
Market Solutions	39	33
Real Estate	24	26
Net Accrued Performance Allocations	$760	$709
Net accrued performance allocations were primarily comprised of TPG VII, TPG VIII, Asia VII, Growth IV and Rise I as of June 30, 2023 and TPG VII, TPG VIII, Asia VII and Growth IV as of December 31, 2022.
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
Performance Allocation Generating AUM totaled $93.8 billion and $85.3 billion as of June 30, 2023 and December 31, 2022, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $122.3 billion and $121.0 billion as of June 30, 2023 and December 31, 2022, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,577	$3,551
Growth	2,912	2,863
Real Estate	931	1,172
Market Solutions	908	1,573
Impact	763	939
Total AUM Not Yet Earning Fees	$9,091	$10,098

FAUM Subject to Step-Up:
Capital	$1,866	$2,129
Real Estate	—	777
Total FAUM Subject to Step-Up:	1,866	2,906
Total AUM Subject to Fee Earning Growth	$10,957	$13,004

As of June 30, 2023, AUM Not Yet Earning Fees was $9.1 billion, which primarily consisted of TPG VIII, TPG VII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform and TAC+ within the Real Estate platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying TPG funds range between 0.75% and 1.00% and step-up to rates in the range of 1.25% and 1.75% after capital is invested. FAUM Subject to Step-Up as of June 30, 2023 relates to TPG IX and THP II within the Capital platform.
Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$622	$8,202	$1,645	$8,435
Impact	291	1,550	651	2,078
Growth	106	588	504	637
Market Solutions	233	82	426	156
Real Estate	204	2,286	255	6,850
Total Capital Raised	$1,456	$12,708	$3,481	$18,156

Capital raised totaled approximately $1.5 billion for the three months ended June 30, 2023. This was primarily attributable to the fundraising activities of TPG IX and Asia VIII within the Capital platform and Rise III within the Impact platform during the three months ended June 30, 2023.
Capital raised totaled approximately $3.5 billion for the six months ended June 30, 2023. This was primarily attributable to the fundraising activities of TPG IX and Asia VIII within the Capital platform, TTAD II and LSI within the Growth platform and Rise III within the Impact platform during the six months ended June 30, 2023.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of June 30, 2023 and 2022:

	June 30,
	2023	2022

	($ in millions)
Capital	$19,252	$17,204
Real Estate	8,688	8,612
Impact	6,443	7,169
Growth	4,406	3,981
Market Solutions	1,825	2,397
Available Capital	$40,614	$39,363

Available capital decreased from approximately $43.0 billion as of December 31, 2022 to approximately $40.6 billion as of June 30, 2023. The change was attributable to capital invested in TPG IX and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise Climate within the Impact platform, partially offset by the fundraising activities of Asia VIII and TPG IX within the Capital platform, Rise III within the Impact platform, and TTAD II and LSI within the Growth platform during the six months ended June 30, 2023.
Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$1,448	$565	$1,789	$2,365
Impact	531	1,062	1,692	2,590
Real Estate	276	757	639	1,344
Market Solutions	459	214	603	305
Growth	131	1,243	373	1,685
Capital Invested	$2,845	$3,841	$5,096	$8,289

Capital invested was $2.8 billion for the three months ended June 30, 2023, which was primarily attributable to TPG IX within the Capital platform and Rise Climate within the Impact platform.
Capital invested was $5.1 billion for the six months ended June 30, 2023 which was primarily attributable to TPG IX and THP II within the Capital platform, Rise Climate within the Impact platform and TREP IV within the Real Estate platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$422	$2,039	$1,613	$5,932
Real Estate	536	1,054	1,384	1,375
Growth	145	1,051	378	1,303
Impact	148	2	205	267
Market Solutions	55	256	66	312
Total Realizations	$1,306	$4,402	$3,646	$9,189

Realizations totaled $1.3 billion for the three months ended June 30, 2023 and were primarily attributable to Asia V and TPG VIII within the Capital platform, TREP III within the Real Estate platform and Rise Climate within the Impact platform.
Realizations were $3.6 billion for the six months ended June 30, 2023 compared to $9.2 billion for the six months ended June 30, 2022. This was primarily attributable to a higher pace of realization activities in TPG VI and TPG VIII within the Capital platform and TREP III within the Real Estate platform.
Fund Performance Metrics
Fund performance information for our investment funds as of June 30, 2023 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock” in our Annual Report.

The following tables reflect the performance of our funds as of June 30, 2023:

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,327	210	33,537	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,055	19,379	4,614	23,993	27%	2.3x	20%	1.9x
TPG VIII	2019	11,505	10,646	2,985	15,056	18,041	46%	1.7x	30%	1.4x
TPG IX	2022	9,516	1,536	—	1,764	1,764	NM	NM	NM	NM
Capital Funds		79,343	70,210	112,657	21,645	134,302	23%	1.9x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,378	178	5,556	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,284	2,670	4,288	6,958	16%	2.1x	12%	1.7x
Asia VII	2017	4,630	4,345	1,941	6,007	7,948	25%	1.8x	16%	1.5x
Asia VIII	2022	3,742	557	—	625	625	NM	NM	NM	NM
Asia Funds		18,256	14,511	19,134	11,098	30,232	20%	2.1x	15%	1.7x
Healthcare Funds
THP I	2019	2,704	2,405	827	2,905	3,732	41%	1.6x	24%	1.3x
THP II	2022	2,060	599	—	699	699	NM	NM	NM	NM
Healthcare Funds		4,764	3,004	827	3,604	4,431	41%	1.6x	24%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	97	2,585	2,682	48%	2.0x	40%	1.9x
TPG AION	2021	207	207	—	207	207	0%	1.0x	(1)%	1.0x
Continuation Vehicles		1,524	1,521	97	2,792	2,889	42%	1.9x	35%	1.7x
Platform: Capital (excl-Legacy (15))		103,887	89,246	132,715	39,139	171,854	23%	2.0x	15%	1.7x
Legacy Funds
TES I	2016	303	206	225	162	387	27%	1.8x	18%	1.6x
Platform: Capital		104,190	89,452	132,940	39,301	172,241	23%	2.0x	15%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,862	50	1,912	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,732	642	5,374	22%	2.6x	16%	2.0x
Growth III	2015	3,128	3,364	4,665	2,326	6,991	27%	2.1x	19%	1.7x
Growth IV	2017	3,739	3,575	1,903	4,704	6,607	23%	1.8x	16%	1.5x
Gator	2019	726	686	661	655	1,316	36%	1.9x	27%	1.6x
Growth V	2020	3,558	2,593	336	3,555	3,891	34%	1.5x	22%	1.3x
Growth Funds		14,456	13,662	14,159	11,932	26,091	21%	1.9x	14%	1.6x

Fund	Vintage Year (1)	Capital Committed (2)		Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Tech Adjacencies Funds
TTAD I	2018	1,574		1,497	882	1,831	2,713	30%	1.8x	24%	1.6x
TTAD II	2021	3,198		1,619	—	1,760	1,760	11%	1.1x	5%	1.0x
Tech Adjacencies Funds		4,772		3,116	882	3,591	4,473	28%	1.5x	21%	1.4x
TDM	2017	1,326		445	—	1,031	1,031	24%	2.3x	19%	2.0x
LSI	2023	253		56	—	56	56	NM	NM	NM	NM
Platform: Growth (excl-Legacy (15))		20,807		17,279	15,041	16,610	31,651	21%	1.9x	15%	1.6x
Legacy Funds
Biotech III	2008	510		468	995	416	1,411	17%	3.0x	12%	2.4x
Biotech IV	2012	106		99	121	2	123	7%	1.2x	2%	1.1x
Biotech V	2016	88		82	27	64	91	3%	1.1x	—%	1.0x
ART	2013	258		241	35	187	222	(1)%	0.9x	(5)%	0.7x
Platform: Growth		21,769		18,169	16,219	17,279	33,498	20%	1.9x	14%	1.6x
Platform: Impact
The Rise Funds
Rise I	2017	2,106		1,967	1,283	2,444	3,727	22%	1.9x	14%	1.5x
Rise II	2020	2,176		1,922	118	2,645	2,763	31%	1.5x	19%	1.3x
Rise III	2022	2,419		611	—	649	649	179%	1.1x	(97)%	0.7x
The Rise Funds		6,701		4,500	1,401	5,738	7,139	24%	1.7x	15%	1.4x
TSI	2018	333		133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621		423	23	345	368	(4)%	0.9x	(10)%	0.7x
Rise Climate	2021	7,268		3,180	170	3,917	4,087	71%	1.4x	31%	1.2x
TPG NEXT(19)	2022	510		—	—	—	—	NM	NM	NM	NM
Platform: Impact		15,433		8,236	1,962	10,000	11,962	24%	1.5x	14%	1.3x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078		576	1,069	—	1,069	21%	1.9x	15%	1.6x
TREP II	2014	2,065		2,213	3,193	371	3,564	28%	1.7x	19%	1.5x
TREP III	2018	3,722		4,117	2,492	2,798	5,290	18%	1.4x	12%	1.2x
TREP IV	2022	6,820		771	14	759	773	(6)%	1.0x	(60)%	0.6x
TPG Real Estate Partners		13,685		7,677	6,768	3,928	10,696	23%	1.5x	15%	1.3x
TRTX	2014	1,916	(14)	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797		915	88	875	963	3%	1.0x	1%	1.0x
Platform: Real Estate		17,398		8,592	6,856	4,803	11,659	22%	1.4x	14%	1.3x

Fund	Vintage Year (1)	Capital Committed (2)	Capital Invested (3)	Realized Value (4)	Unrealized Value (5)	Total Value (6)	Gross IRR (7)	Gross MoM (7)	Net IRR (8)	Investor Net MoM (9)

	($ in millions)
Platform: Market Solutions
NewQuest I(18)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(18)	2013	310	342	572	160	732	25%	2.2x	19%	1.8x
NewQuest III(18)	2016	541	542	390	541	931	16%	1.7x	10%	1.4x
NewQuest IV(18)	2020	1,000	808	115	1,058	1,173	34%	1.5x	18%	1.2x
NewQuest V(18)	2022	378	59	—	57	57	NM	NM	NM	NM
NewQuest Funds		2,619	2,042	1,844	1,816	3,660	37%	1.9x	24%	1.5x
TPEP Long/Short	NM	NM	NM	NM	2,155	NM	NM	NM	NM	NM
TPEP Long Only	NM	NM	NM	NM	1,788	NM	NM	NM	NM	NM
TSCF	2021	609	241	8	248	256	5%	1.1x	3%	1.0x
TGS(18)	2022	617	97	—	111	111	NM	NM	NM	NM
TPG TIGER(18)	2022	300	20	—	18	18	NM	NM	NM	NM
TPG TIGER 2(18)	2022	130	6	—	5	5	NM	NM	NM	NM
Platform: Market Solutions(12)		4,275	2,406	1,852	6,141	4,050	36%	1.8x	24%	1.5x

Discontinued Funds(16)		5,870	4,103	5,303	—	5,303	7%	1.3x	3%	1.1x
Total (excl-Legacy(15) and Discontinued Funds(16)		161,800	125,759	158,426	76,693	231,176	23%	1.9x	15%	1.6x
Total		$168,935	$130,958	$165,132	$77,524	$238,713	22%	1.9x	14%	1.6x
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

(13)As of June 30, 2023, TPEP Long/Short had estimated inception-to-date gross returns of 169% and net returns of 123%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of June 30, 2023, TPEP Long Only had estimated inception-to-date gross returns of 35% and net returns of 34%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
(14)Capital Committed for TRTX includes $1,201 million of private capital raised prior to TRTX’s initial public offering in July 2017 and $715 million issued during and subsequent to TRTX’s initial public offering.
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
(18)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of March 31, 2023. Accordingly, the fund performance information presented above for the funds does not reflect any fund activity for the quarter ended June 30, 2023 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended June 30, 2023 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded capital commitments prior to June 30, 2023, but were not activated or did not make their first investment. Therefore the only activity reflected in the track record with respect to these funds was the capital commitments.
Liquidity and Capital Resources
Our liquidity needs primarily include working capital, debt service requirements and investing in growth initiatives. We believe that our current sources of liquidity, which include cash generated by our operating activities, cash and funds available under our credit agreement, are sufficient to meet our projected operating expenses, provide capital to facilitate our expansion into new, complementary business lines, including acquisitions, pay dividends to holders of our common stock in accordance with our dividend policy, debt service requirements and other obligations as they arise for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.

The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

	($ in thousands)
Net cash provided by operating activities	$540,302	$704,337
Net cash used in investing activities	(4,954)	(2,708)
Net cash used in financing activities	(749,256)	(496,533)
Net (decrease) increase in cash and cash equivalents	(213,908)	205,096
Cash and cash equivalents, beginning of period	1,120,650	985,864
Cash and cash equivalents, end of period	$906,742	$1,190,960

As of June 30, 2023, our total liquidity was $1,773.6 million, comprised of $893.6 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $700.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $150.0 million of the 364-day revolving credit facility. Total cash of $906.7 million as of June 30, 2023 includes $577.6 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity decreased by $64.0 million, or 3%, relative to $1,837.5 million as of December 31, 2022. This was the result of a $213.9 million net decrease in cash and cash equivalents, primarily due to $749.3 million of net cash used in financing activities and $5.0 million of net cash used in investing activities, partially offset by $540.3 million of cash provided by operating activities.
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
Operating activities provided $540.3 million and $704.3 million of cash for the six months ended June 30, 2023 and 2022, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $360.7 million and $1,014.5 million for the six months ended June 30, 2023 and 2022, respectively. This was partially offset by changes in operating assets and liabilities for the six months ended June 30, 2023 and 2022, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from notes receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and cash advances on notes receivable from affiliates.
Investing activities used $5.0 million and $2.7 million of cash during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, cash used by investing activities is primarily related to capital expenditures. During the six months ended June 30, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates.
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
Financing activities used $749.3 million and $496.5 million of cash during the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, cash used in financing activities primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemption of the outstanding YTPG Class A Ordinary Shares, which was funded by our Assets held in Trust Account. Cash used in financing activities during six months ended June 30, 2022 primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Subordinated Credit Facility, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022.
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
During the six months ended June 30, 2023, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at June 30, 2023.
364-Day Credit Facility
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in US Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in US Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans.
The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility.
During the six months ended June 30, 2023, the subsidiary borrowed and made repayments of $150.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at June 30, 2023.
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

The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of June 30, 2023, we were in compliance with these covenants and conditions.
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
During the six months ended June 30, 2023, we made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, resulting in a balance of zero outstanding at June 30, 2023. As of June 30, 2023, $700.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.

Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. As of June 30, 2023, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement and will mature in December 2024. The proceeds from the term loan were used to make a ratable distribution to each of our investors and are not available for our operations.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Operating lease obligations	$163,228	$15,218	$24,383	$19,152	$20,401	$18,967	$65,107
Debt obligations (1)	450,000	—	200,000	—	—	—	250,000
Interest on debt obligations (2)	313,581	12,570	25,038	13,035	13,035	13,035	236,868
Capital commitments (3)	278,145	278,145	—	—	—	—	—
Total contractual obligations	$1,204,954	$305,933	$249,421	$32,187	$33,436	$32,002	$551,975
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
Additional Contingent Obligations
As of June 30, 2023 and December 31, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR in 2023 could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of June 30, 2023 and December 31, 2022 would be $1,729.5 million and $1,869.4 million, respectively.
As of June 30, 2023 and December 31, 2022, we had guarantees outstanding totaling $115.0 million and $100.8 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $164.6 million and $163.7 million, respectively.
Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Board of Directors.

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
Total 2023 Dividend Year (through Q2 2023)			$0.42
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and “Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended June 30, 2023. For additional information, refer to our Annual Report.

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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business” in our Annual Report. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Condensed Consolidated Financial Statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 12, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Except as described below, there are no material changes from the risk factors as previously disclosed in our Annual Report. For a complete discussion of our other material risks and uncertainties that may affect us, see the information under “Item 1A.—Risk Factors” of our Annual Report.
On May 14, 2023, the TPG Parties entered into the Transaction Agreement with the Angelo Gordon Parties pursuant to which the Company has agreed to acquire Angelo Gordon on the terms and subject to the conditions set forth in the Transaction Agreement.
We cannot assure you that we will successfully complete the Transaction on the terms or timetable currently contemplated or at all.
We cannot assure you that the Transaction will be completed when expected, on the terms set forth in the Transaction Agreement or at all. The consummation of the Transaction is subject to certain customary closing conditions, a number of which are not within our control, for a transaction of this nature, including, among others: (i) the making of required filings with governmental authorities and the receipt of approval, consent, authorization, clearance of the expiration of waiting times thereunder (in addition to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on July 10, 2023) and (ii) with respect to the TPG Parties, (a) the receipt of consent of investment funds or other vehicles managed by the Angelo Gordon Parties representing 85% of such parties’ run rate revenue to the “assignment” (as defined in the Investment Advisers Act of 1940) of their client contracts and certain other consents, (b) the receipt of acknowledgments, joinders and other agreements by each of the Angelo Gordon partners and the retention at Closing of certain identified senior partners and at least 80% of other senior partners and (c) the effectuation of certain pre-closing reorganization transactions by the TPG Parties and the Angelo Gordon Parties. We cannot assure you that the closing conditions will be satisfied or waived or that other events will not intervene to delay or prevent the Closing.
Whether or not we complete the Transaction, we have incurred, and will continue to incur, significant costs in connection with the Transaction, including legal and other professional advisor fees and expenses. Additional costs, some of which may be unanticipated, may continue to be incurred following the Closing. These expenses would affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which such costs are actually paid.
A delay in Closing of the Transaction or a failure to complete the Transaction could have a material and adverse effect on our results of operations, financial condition and cash flow.
The Transaction may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
While we expect the Transaction to benefit the Company and its stockholders, we cannot assure you that we will be able to successfully integrate Angelo Gordon or otherwise realize the expected benefits of the Transaction. The success of the Transaction depends on, among other things, our ability to:

•mitigate risks that arise from the diversion of management’s time and attention from our existing business and to otherwise minimize any disruption to our ongoing businesses;
•properly manage potential conflicts of interest with our existing businesses;
•integrate Angelo Gordon’s business model and people into our businesses, including realizing the benefits of expected synergies;
•implement adequate investment processes, controls and procedures that are appropriate for the combined company, including Angelo Gordon’s obligations to provide financial reporting as part of a public company, and to manage any associated incremental operating costs;
•retain Angelo Gordon’s current clients and/or employees and expand product offerings to potential new investors; and
•manage the increased demands on our information systems, operational systems and technology, including related security systems, and infrastructure.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and focus, which could have a material and adverse effect on our results of operations, financial condition and cash flow.
In addition, other events outside of our control, including, but not limited to, political climate, macroeconomic events, and regulatory or legislative changes, could limit our ability to realize the anticipated benefits from the Transaction.
As a result of these and other risks, we may fail to realize some or all of the anticipated benefits of the Transaction or in an amount sufficient to offset the potential difficulties, costs and expenses arising from the Transaction. Accordingly, stockholders and potential investors should not place undue reliance on our expectation of the anticipated benefits from the Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
Exhibits are included below.

Exhibit No.	Description
2.1*
Transaction Agreement, dated May 14, 2023, among TPG Inc., TPG Operating Group II, L.P., TPG GP A, LLC, Angelo, Gordon & Co., L.P., AG Funds, L.P., AG Partner Investments, L.P., Alabama Investments (Parallel) Founder A L.P., Alabama Investments (Parallel) Founder G L.P., Alabama Investments (Parallel), LP, AG GP, LLC and Michael Gordon 2011 Revocable Trust (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2023).

3.1*	Amended and Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 12, 2023).
3.2*	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Incorporated by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2023

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)