Form 10-Q
period 2023-09-30
TPG Inc.
filed 2023-11-07
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 72,337,600 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 228,652,641 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits of the acquisition of Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”); purchase price adjustments; unexpected costs related to the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 24, 2023, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,224,484	$1,107,484
Restricted cash(1)	13,328	13,166
Due from affiliates	209,941	202,639
Investments (includes assets pledged of $502,005 and $475,110 as of September 30, 2023 and December 31, 2022, respectively(1))	5,308,316	5,329,868
Other assets	626,968	629,392
Assets of consolidated Public SPACs(1):
Cash and cash equivalents	—	5,097
Assets held in Trust Accounts	—	653,635
Other assets	—	457
Total assets	$7,383,037	$7,941,738

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$259,850	$98,171
Due to affiliates	169,903	139,863
Debt obligations(1)	443,822	444,566
Accrued performance allocation compensation	3,245,268	3,269,889
Other liabilities	224,967	226,090
Liabilities of consolidated Public SPACs(1):
Derivative liabilities	—	667
Deferred underwriting	—	22,750
Other liabilities	—	236
Total liabilities	4,343,810	4,202,232

Commitments and contingencies (Note 12)

Redeemable equity attributable to consolidated Public SPACs(1)	—	653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,587,371 and 79,240,058 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	80	79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	542,398	506,639
Retained (deficit) earnings	(7,564)	2,724
Other non-controlling interests	2,504,084	2,576,199
Total equity	3,039,227	3,085,871
Total liabilities, redeemable equity and equity	$7,383,037	$7,941,738
_________________
(1)The Company’s consolidated total assets and liabilities as of September 30, 2023 and December 31, 2022 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 7, 8 and 10 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Fees and other	$366,149	$333,496	$1,004,723	$896,456
Capital allocation-based (loss) income	(205,794)	227,628	402,051	667,096
Total revenues	160,355	561,124	1,406,774	1,563,552
Expenses
Compensation and benefits:
Cash-based compensation and benefits	123,160	116,753	359,278	348,751
Equity-based compensation	136,650	143,149	449,109	474,200
Performance allocation compensation	(120,770)	149,495	272,648	374,607
Total compensation and benefits	139,040	409,397	1,081,035	1,197,558
General, administrative and other	101,596	95,533	311,013	275,468
Depreciation and amortization	7,701	7,372	24,227	24,629
Interest expense	7,792	5,737	23,728	15,106
Expenses of consolidated Public SPACs:
Other	81	567	1,053	2,547
Total expenses	256,210	518,606	1,441,056	1,515,308
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(4,203)	1,907	11,459	(90,845)
Interest, dividends and other	10,994	2,407	28,948	3,393
Investment income of consolidated Public SPACs:
Unrealized gains on derivative liabilities of Public SPACs	750	3,235	667	11,715
Interest, dividends and other	1,846	3,571	7,692	4,540
Total investment income (loss)	9,387	11,120	48,766	(71,197)
(Loss) income before income taxes	(86,468)	53,638	14,484	(22,953)
Income tax expense	8,244	432	33,511	23,534
Net (loss) income	(94,712)	53,206	(19,027)	(46,487)
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net income attributable to redeemable equity in Public SPACs	5,148	7,322	12,044	13,203
Net loss attributable to non-controlling interests in TPG Operating Group	(49,556)	(6,898)	(100,354)	(140,679)
Net (loss) income attributable to other non-controlling interests	(64,971)	15,422	2,366	6,499
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$14,667	$37,360	$66,917	$68,785
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.14	$0.44	$0.73	$0.82
Diluted	$(0.09)	$0.09	$(0.08)	$(0.16)
Weighted-average shares of Class A common stock outstanding
Basic	80,617,057	79,266,822	80,223,076	79,249,528
Diluted	309,269,698	308,919,463	309,201,724	308,902,169

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at June 30, 2023	80,511,475	228,652,641	$80	$229	$531,512	$(3,663)	$528,158	$2,601,375	$3,129,533
Net income (loss)	—	—	—	—	—	14,667	14,667	(114,527)	(99,860)
Equity-based compensation	—	—	—	—	9,988	—	9,988	127,909	137,897
Capital contributions	—	—	—	—	—	—	—	1,307	1,307
Dividends/distributions	—	—	—	—	—	(18,568)	(18,568)	(123,061)	(141,629)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	799	—	799	11,468	12,267
Shares issued for net settlement of equity-based awards	75,896	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(8)	—	(8)	(22)	(30)
Deferred tax effects resulting from changes in equity	—	—	—	—	(258)	—	(258)	—	(258)
Equity reallocation between controlling and non-controlling interest	—	—	—	—	365	—	365	(365)	—
Balance at September 30, 2023	80,587,371	228,652,641	$80	$229	$542,398	$(7,564)	$535,143	$2,504,084	$3,039,227

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at June 30, 2022	79,240,058	229,652,641	$79	$230	$489,293	$(4,789)	$484,813	$2,579,225	$3,064,038
Net income subsequent to Reorganization and IPO	—	—	—	—	—	37,360	37,360	8,524	45,884
Shares issued for equity-based awards	—	—	0	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	8,160	—	8,160	135,999	144,159
Capital contributions	—	—	—	—	—	—	—	5,741	5,741
Dividends/distributions	—	—	—	—	—	(32,112)	(32,112)	(128,131)	(160,243)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,259	—	1,259	15,764	17,023
Balance at September 30, 2022	79,240,058	229,652,641	$79	$230	$498,712	$459	$499,480	$2,617,122	$3,116,602

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2022	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income (loss)	—	—	—	—	—	66,917	66,917	(97,988)	(31,071)
Equity-based compensation	—	—	—	—	28,408	—	28,408	419,758	448,166
Capital contributions	—	—	—	—	—	—	—	10,069	10,069
Dividends/distributions	—	—	—	—	—	(77,205)	(77,205)	(417,144)	(494,349)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,457	—	1,457	25,971	27,428
Shares issued for net settlement of equity-based awards	347,313	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,672)	—	(1,672)	(4,846)	(6,518)
Deferred tax effects resulting from changes in equity	—	—	—	—	(1,454)	—	(1,454)	—	(1,454)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Equity reallocation between controlling and non-controlling interest	—	—	—	—	7,935	—	7,935	(7,935)	—
Balance at September 30, 2023	80,587,371	228,652,641	$80	$229	$542,398	$(7,564)	$535,143	$2,504,084	$3,039,227
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
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(19,027)	$(46,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	449,109	474,200
Performance allocation compensation	272,648	374,607
Net gains (losses) from investment activities	(11,459)	90,845
Capital allocation-based income	(402,051)	(667,096)
Other non-cash activities	48,711	34,897
Unrealized gains on derivative liabilities of Public SPACs	(667)	(11,715)
Changes in operating assets and liabilities:
Purchases of investments	(206,406)	(71,115)
Proceeds from investments	650,989	1,066,905
Due from affiliates	(13,546)	(24,900)
Other assets	(15,769)	(21,574)
Accounts payable and accrued expenses	161,787	112,857
Due to affiliates	(16,170)	14,059
Accrued performance allocation compensation	(298,900)	(531,133)
Other liabilities	(25,643)	(12,607)
Changes related to consolidated Public SPACs:
Cash and cash equivalents	5,097	(911)
Assets held in Trust Accounts	653,635	(3,422)
Other assets	457	18,340
Other liabilities	(237)	(7,151)
Net cash provided by operating activities	1,232,558	788,599
Investing activities:
Repayments of notes receivable from affiliates	—	14,937
Advances on notes receivable from affiliates	—	(15,500)
Purchases of fixed assets	(10,539)	(2,329)
Net cash used in investing activities	(10,539)	(2,892)
Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	—	770,865
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	—	49,756
Purchase of partnership interests with IPO proceeds	—	(379,597)
Reorganization activities	—	2,124
Proceeds from debt obligations	150,000	30,000
Repayment of debt obligations	(150,000)	(30,000)
Deferred borrowing costs	(900)	—
Withholding taxes paid on net settlement of equity-based awards	(6,518)	—
Contributions from holders of other non-controlling interests	10,069	4,247
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	—	(318,942)
Dividends/Distributions	(446,507)	(478,958)
Distributions to partners prior to Reorganization and IPO	—	(355,282)
Changes related to TPG Funds and Public SPACs:
Redemption of redeemable equity	(661,001)	—
Net cash used in financing activities	$(1,104,857)	$(705,787)

See accompanying notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2023	2022
Net change in cash, cash equivalents and restricted cash	$117,162	$79,920
Cash, cash equivalents and restricted cash, beginning of period	1,120,650	985,864
Cash, cash equivalents and restricted cash, end of period	$1,237,812	$1,065,784
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$32,439	$36,629
Cash paid for interest	17,687	6,550
Supplemental disclosures of non-cash investing and financing activities:
Deferred underwriting related to Public SPACs	22,750	12,250
Distributions payable to holders of other non-controlling interests	49,072	11,471
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,224,484	$1,052,612
Restricted cash	13,328	13,172
Cash, cash equivalents and restricted cash, end of period	$1,237,812	$1,065,784

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization
TPG Inc., along with its consolidated subsidiaries (collectively “TPG,” or the “Company”) is a leading global alternative asset manager on behalf of third-party investors under the “TPG” brand name. TPG Inc. includes the consolidated accounts of management companies, general partners of pooled investment entities and Special Purpose Acquisition Companies (“Public SPACs” and/or “SPACs”), which as of September 30, 2023 were held in one of three holding companies (TPG Operating Group I, L.P., TPG Operating Group II, L.P. and TPG Operating Group III, L.P.) (collectively the “TPG Operating Group”) and after November 1, 2023, are held directly or indirectly by TPG Operating Group II, L.P.
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
As of September 30, 2023, TPG Inc.’s ownership of the TPG Operating Group totaled approximately 26%.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$278,965	$252,647	$787,464	$670,306
Monitoring fees	2,387	3,826	7,577	11,370
Transaction fees	29,227	11,776	46,502	54,285
Incentive fees	—	350	—	5,183
Expense reimbursements and other	55,570	64,897	163,180	155,312
Total fees and other	366,149	333,496	1,004,723	896,456

Performance allocations	(200,079)	223,311	377,974	635,784
Capital interests	(5,715)	4,317	24,077	31,312
Total capital allocation-based (loss) income	(205,794)	227,628	402,051	667,096

Total revenues	$160,355	$561,124	$1,406,774	$1,563,552

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts(b)
Management Fees	TPG funds, limited partners and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets - other
Incentive Fees	TPG funds and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time.	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
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
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2023, these amounts totaled $0.7 million and $1.7 million, respectively. For the three and nine months ended September 30, 2022, these amounts totaled $1.2 million and $11.1 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at September 30, 2023 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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

Compensation expense related to the issuance of equity-based awards is measured at grant-date fair value. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. Compensation expense for awards that contain both market and service conditions is based on grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized on a tranche by tranche basis using the accelerated attribution method. The requisite service period for those awards is the longer of the explicit service period and the derived service period. Compensation expense for awards that contain both performance and service conditions is recognized, if the Company deems it probable that the performance condition will be met, over the longer of the implicit or explicit service period. Compensation expense for awards to recipients with retirement eligibility provisions (allowing such recipient to continue vesting upon departure from TPG) is either expensed immediately or amortized to the retirement eligibility date. The Company recognizes equity-based award forfeitures in the period they occur as a reversal of previously recognized compensation expense.

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
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated Public SPACs had been deposited into trust accounts (“Trust Accounts”) and could only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2023, TPG Pace Beneficial II Corp. (“YTPG”) had no assets held in Trust Accounts and held no cash. As of December 31, 2022, YTPG assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account. On April 17, 2023, YTPG used these funds to redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “YTPG Class A Ordinary Shares”). See Note 10 to the Condensed Consolidated Financial Statements.
As of September 30, 2023, AfterNext HealthTech Acquisition Corp. (“AFTR”) had no assets held in Trust Accounts and held no cash. As of December 31, 2022, AFTR assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On August 16, 2023, AFTR used these funds to redeem its outstanding Class A ordinary shares, par value $0.0001 (the “AFTR Class A Ordinary Shares”). See Note 10 to the Condensed Consolidated Financial Statements.
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
These derivatives were agreements in which a consolidated Public SPAC and a counterparty agreed to exchange cash flows based on agreed-upon terms. As a result of the derivative transaction, the Company was exposed to the risk that counterparties would have failed to fulfill their contractual obligations. To mitigate such counterparty risk, the applicable Public SPAC only entered into contracts with major financial institutions, all of which had investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of the derivative instruments. In the normal course of business, the Company incurs commitments and is exposed to risks resulting from its investment and financing transactions, including derivative instruments. The value of a derivative instrument is based upon an underlying instrument. These instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, performance and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies and as such, does not distinguish derivative income or loss from any other category of instruments for financial statement presentation purposes. The leverage inherent in the Company’s derivative instruments increases the sensitivity of the Company’s earnings to market changes. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller. The Company routinely evaluates its contractual arrangements to determine whether embedded derivatives exist. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related, if a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative and if the combined instrument is not measured at fair value through profit or loss.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of September 30, 2023, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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
On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
3. Acquisitions
Angelo Gordon Acquisition
On November 1, 2023, the Company and certain of its affiliated entities (the “TPG Parties”) completed the acquisition (the “Transaction”) of Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partners, L.P. (collectively, “Angelo Gordon”) and certain of their affiliated entities (together with Angelo Gordon, the “Angelo Gordon Parties”), an alternative investment firm focused on credit and real estate investing, pursuant to the terms and conditions set forth in the Transaction Agreement (as amended, the “Transaction Agreement”), dated as of May 14, 2023, by and among the TPG Parties and Angelo Gordon Parties.
The aggregate amount payable in connection with the Transaction consists of approximately (i) $728.0 million in cash, subject to certain adjustments; (ii) 53.0 million million Common Units (and an equal number of shares of Class B common stock), subject to certain adjustments; (iii) 8.4 million RSUs that, subject to the terms and conditions of the RSUs, will settle in shares of Class A common stock, subject to certain adjustments; (iv) rights to an amount of cash, payable in up to three payments of up to $50.0 million each, reflecting an aggregate of up to $150.0 million; and (v) rights to an earnout payment of up to $400.0 million in value (the “Earnout Payment”), subject to the satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. The Earnout Payment is payable, at the Company’s election, subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (and an equal number of shares of Class B common stock), or a combination thereof.
The Company will account for the Transaction using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with the Company acting as the accounting acquirer. The Company will account for the Transaction in its financial statements for the year-ended December 31, 2023, subject to subsequent adjustments for any provisional amounts through the measurement period limited to one year from the acquisition date. Given the recent closing, the purchase accounting analysis is ongoing.
The Class B common stock to be issued in connection with the Transaction, including in connection with the Earnout Payment, will be issued upon effectiveness of certain amendments to the Company’s Amended and Restated Certificate of Incorporation. Pursuant to the amended and restated exchange agreement, dated as of November 1, 2023, entered into in connection with the consummation of the Transaction, the number of Common Units that may be exchanged into cash or Class A common stock is limited to those representing 19.99% of the Class A common stock, nonvoting Class A common stock of TPG and Class B common stock outstanding immediately prior to the closing of the Transaction until at least 20 calendar days after the Company mails a definitive Schedule 14C Information Statement with respect to the required approval by the Company’s stockholders in accordance with Nasdaq Rule 5635(a).
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
4. Investments
Investments consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Equity method - performance allocations	$4,624,932	$4,677,017
Equity method - capital interests (includes assets pledged of $502,005 and $475,110)	626,077	607,964
Equity method - fair value option	39,018	20,907
Equity method - other	11,880	11,908
Equity investments	6,409	12,072
Total investments	$5,308,316	$5,329,868
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Statements of Operations. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) from investment activities
Net (losses) gains of equity method investments, fair value option	$(2,182)	$1,680	$18,111	$(25,259)
Net (losses) gains of equity method investments - other	(181)	(23)	(990)	924
Net (losses) gains from equity investments	(1,840)	250	(5,662)	(66,510)
Total net (losses) gains from investment activities	$(4,203)	$1,907	$11,459	$(90,845)

Equity Method Investments, Fair Value Option
As of September 30, 2023, the Company held a 6.1% beneficial ownership interest in Nerdy Inc. (“NRDY”), consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $39.0 million. In September 2023, the Company exchanged, in a non-cash transaction, 4.9 million warrants for 1.2 million shares of Class A common stock in NRDY and surrendered 2.4 million Class A earnout shares for cancellation, with the remaining 1.6 million Class A earnout shares no longer being subject to forfeiture. As of December 31, 2022, the Company held a 9.0% beneficial ownership interest in NRDY, consisting of 7.7 million shares of Class A common stock, 4.0 million Class A earnout shares and 4.9 million warrants, with an aggregate fair value of $20.9 million.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At September 30, 2023 and December 31, 2022, the Company held equity investments with readily determinable fair values of $6.4 million and $12.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
5. Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2023 and December 31, 2022, the Company did not hold any FPAs.
As of September 30, 2023, the Company held no warrants. As of December 31, 2022, the fair value of the warrants totaled $0.7 million.
There were no related offsets or cash collateral pledged or received for the warrants as of September 30, 2023 and December 31, 2022.
For the three and nine months ended September 30, 2023, the Company recorded unrealized gains on warrants totaling $0.8 million and $0.7 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded unrealized gains on warrants and FPAs totaling $3.2 million and $11.7 million, respectively.
Net gains (losses) on derivative instruments are included in the Condensed Consolidated Statements of Operations as unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net gains recognized on derivative instruments of Public SPACs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gains, net on public warrants	$750	$2,630	$667	$10,329
Unrealized gains, net on forward purchase agreements	—	605	—	1,386
Net gains on derivative instruments	$750	$3,235	$667	$11,715

6. Fair Value Measurement
The following tables summarize the valuation of the Company’s Level I financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	September 30, 2023	December 31, 2022
Assets
Equity method investments - fair value option	$39,018	$20,907
Equity investments	6,409	12,072
Total assets	$45,427	$32,979

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$—	$667
Total liabilities	$—	$667
As of September 30, 2023 and December 31, 2022, the Company did not hold any Level II or Level III financial instruments. The valuation methodology used in the determination of the changes in fair value of financial instruments for which Level III inputs were used at September 30, 2022 included a combination of the market approach and income approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivative liabilities
Balance, beginning of period	$—	$605	$—	$1,386
Unrealized gains, net	—	(605)	—	(1,386)
Balance, end of period	$—	$—	$—	$—

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and nine months ended September 30, 2023 and 2022, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2023	December 31, 2022
Investments (includes assets pledged of $502,005 and $475,110)	$5,251,009	$5,284,981
Due from affiliates	112,064	88,847
VIE-related assets	5,363,073	5,373,828
Potential clawback obligation	1,772,105	1,869,395
Due to affiliates	57,003	47,572
Maximum exposure to loss	$7,192,181	$7,290,795

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
As of September 30, 2023 and December 31, 2022, the carrying amount of secured notes issued by the VIEs was $245.5 million and $245.3 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.5 million and $4.7 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$18,073	$33,612
Restricted cash	13,328	13,166
Participation rights receivable(a)	502,005	475,110
Due from affiliates	435	436
Total assets	$533,841	$522,324

Accrued interest	$3,450	$191
Due to affiliates and other	21,577	280
Secured borrowings, net	245,490	245,259
Total liabilities	$270,517	$245,730
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of September 30, 2023		As of December 31, 2022
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$—	6.42%	$—	5.46%
Subordinated Credit Facility(b)	August 2014	August 2025	30,000	—	7.67%	—	6.71%
Senior Unsecured Term Loan(c)	December 2021	March 2026	200,000	198,332	6.24%	199,307	5.46%
Secured Borrowings - Tranche A(d)	May 2018	June 2038	200,000	196,372	5.33%	196,186	5.33%
Secured Borrowings - Tranche B(d)	October 2019	June 2038	50,000	49,118	4.75%	49,073	4.75%
364-Day Revolving Credit Facility(e)	April 2023	April 2024	150,000	—	7.32%	—	—%
Total debt obligations			$1,830,000	$443,822		$444,566
_______________
(a)In September 2023, the Company entered into a sixth amendment and restatement of its senior unsecured revolving credit facility (the “Amended Senior Unsecured Revolving Credit Facility”) to, among other things, (i) extend the maturity date of the revolving credit facility from July 15, 2027 to September 26, 2028; (ii) increase the aggregate revolving commitments thereunder from $700.0 million to $1.2 billion; (iii) increase the commitment increase cap thereunder from $1.0 billion to $1.5 billion; (iv) increase the required minimum amount of fee generating assets under management thereunder; (v) provide for an 18 month timeline for establishing, at the option of the borrower, specified key performance indicators with respect to certain environmental, social and governance targets to qualify for interest rate adjustments; (vi) provide for additional flexibility with respect to internal reorganizations; and (vii) conform the credit facility to accommodate for the acquisition of Angelo Gordon. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%.
(b)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2023, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2024 to August 2025. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.
(c)In September 2023, the Company entered into an amendment and restatement of its senior unsecured term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”) to, among other things, (i) extend the maturity date of the term credit facility from December 2, 2024 to March 31, 2026; (ii) increase the required minimum amount of fee generating assets under management thereunder; (iii) provide for additional flexibility with respect internal reorganizations; and (iv) conform the credit facility to accommodate for the acquisition of Angelo Gordon. Principal amounts outstanding under the Amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%. The Amended Senior Unsecured Term Loan Agreement contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee generating assets under management, each tested quarterly.
(d)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At September 30, 2023, the Company is in compliance with these covenants and conditions.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
During the three and nine months ended September 30, 2023, the Company incurred interest expense of $6.4 million and $19.7 million, respectively, on its debt obligations. During the three and nine months ended September 30, 2022, the Company incurred interest expense of $5.0 million and $13.2 million, respectively, on its debt obligations.
At September 30, 2023 and December 31, 2022, the fair value of the Company’s senior unsecured term loan was $200.0 million and $199.2 million, respectively, which approximates its carrying amount represented in the Condensed Consolidated Statements of Financial Condition due to its variable rate nature.
At September 30, 2023 and December 31, 2022, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $234.7 million and $231.5 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at September 30, 2023 and December 31, 2022.

On October 30, 2023, the Company drew $470.0 million under its Senior Unsecured Revolving Credit Facility to partially fund the cash consideration of the Transaction described in Note 3 to the Condensed Consolidated Financial Statements.
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
As of September 30, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $119.1 million, which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group partnerships. The excess of income tax basis in the TPG Operating Group partnerships was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized. A portion of the excess income tax basis in the TPG Operating Group partnerships will only reverse upon a sale of the Company’s interest in the TPG Operating Group partnerships which is not expected to occur in the foreseeable future. As a result, the Company has recognized a valuation allowance in the amount of $80.3 million against its net deferred tax assets of $119.1 million (resulting in net deferred tax assets after valuation allowance of $38.8 million) as of September 30, 2023, as it is more-likely-than not that this portion of our deferred tax assets is not realizable. The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Additionally, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Condensed Consolidated Statements of Financial Condition of $24.6 million, related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock.

The Company’s effective tax rate was (9.5)% and 0.8% for the three months ended September 30, 2023 and 2022, respectively, and 231.4% and (102.5)% for the nine months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because a portion of income and losses are allocated to

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and nine months ended September 30, 2023 and 2022, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and nine months ended September 30, 2023 and 2022, there were no material changes to the uncertain tax positions and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
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
10. Related Party Transactions
Due from and Due to Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Portfolio companies	$55,660	$57,492
Partners and employees	2,323	2,270
Other related entities	39,894	54,030
Unconsolidated VIEs	112,064	88,847
Due from affiliates	$209,941	$202,639

Portfolio companies	$7,411	$10,367
Partners and employees	44,772	60,309
Other related entities	60,717	21,615
Unconsolidated VIEs	57,003	47,572
Due to affiliates	$169,903	$139,863
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made discretionary investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the nine months ended September 30, 2023 and 2022 totaled $110.5 million and $107.8 million, respectively.

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
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $1.6 million as of September 30, 2023 and December 31, 2022, which is included in other assets in the Condensed Consolidated Statements of Financial Condition.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Condensed Consolidated Statements of Operations, totaled less than $0.1 million for each of the three and nine months ended September 30, 2023 and 2022.
Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and nine months ended September 30, 2023 were $4.4 million and $13.6 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and nine months ended September 30, 2022 were $4.8 million and $15.2 million, respectively.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized as fees and other in the Condensed Consolidated Statements of Operations in the amount of $7.1 million and $5.9 million for the three months ended September 30, 2023 and 2022, respectively, and $21.2 million and $17.2 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, these related parties have made payments associated with these arrangements of $27.3 million and $19.9 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Investments in SPACs
The Company has invested in and sponsored SPACs that were formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitles the holder to purchase one share of Class A ordinary shares at a fixed exercise price) were sold to investors. Each SPAC provided its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. For SPACs unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs redeemed all public shares. The ownership interest in each SPAC that is not owned by the Company is reflected as redeemable equity attributable to Public SPACs in the accompanying Condensed Consolidated Statements of Financial Condition.
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
On August 16, 2023, AFTR redeemed all of its AFTR Class A Ordinary Shares at a per-share redemption price of approximately $10.41, because AFTR did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of August 16, 2023, the AFTR Class A Ordinary Shares were deemed cancelled and represented only the right to receive the redemption amount, and there were no redemption rights or liquidating distributions with respect to AFTR’s warrants, which expired with no value. After August 16, 2023, AFTR ceased all operations except for those required to wind up its business.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost(a):
Operating lease cost	$6,734	$6,841	$20,072	$19,872
Short-term lease costs	103	127	416	401
Variable lease cost	2,195	1,946	5,787	4,722
Sublease income	(872)	(1,004)	(2,540)	(3,224)
Total lease cost	$8,160	$7,910	$23,735	$21,771
Weighted-average remaining lease term			6.4	7.1
Weighted-average discount rate			4.16%	4.10%
___________
(a)Office rent expense for the three and nine months ended September 30, 2023 was $6.6 million and $19.9 million, respectively. Office rent expense for the three and nine months ended September 30, 2022 was $6.3 million and $19.7 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$22,553	$21,192
Other non-cash changes in right-of-use assets	6,041	5,468
Non-cash right-of-use assets and lease liability termination	—	(13,939)
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of September 30, 2023 (in thousands):

Year Due	Lease Amount
Remainder of 2023	$7,566
2024	24,383
2025	19,152
2026	20,401
2027	18,967
Thereafter	65,115
Total future undiscounted operating lease payments	155,584
Less: imputed interest	(21,901)
Present value of operating lease liabilities	$133,683

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At September 30, 2023 and December 31, 2022, the maximum obligations guaranteed under these agreements totaled $1,784.6 million and $1,120.8 million, respectively. At September 30, 2023, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2024	$150,000
August 2025	30,000
March 2026	200,000
June 2026	60,000
December 2026	111,715
September 2028	1,200,000
June 2030	32,857
Total	$1,784,572
At September 30, 2023 and December 31, 2022, the outstanding amount of debt on obligations related to these guarantees was $321.9 million and $327.8 million, respectively.
Letters of Credit
The Company had $0.4 million and $0.5 million in letters of credit outstanding at September 30, 2023 and December 31, 2022, respectively.
Commitments
At September 30, 2023, the third party investors of the consolidated Public SPACs had no unfunded capital commitments to the consolidated Public SPACs.
At September 30, 2023, the TPG Operating Group had unfunded investment commitments of $376.9 million to the TPG funds, consolidated Public SPACs and other strategic investments.
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
At September 30, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $60.4 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At September 30, 2023, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,772.1 million.
During the nine months ended September 30, 2023, the general partners made no payments on the clawback liability.

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
Basic and diluted net income (loss) per share of Class A common stock for the nine months ended September 30, 2022 is presented from January 13, 2022 through September 30, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(94,712)	$53,206	$(19,027)	$(46,487)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net (loss) income subsequent to IPO	(94,712)	53,206	(19,027)	(52,192)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	5,148	7,322	12,044	13,203
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(49,556)	(6,898)	(100,354)	(140,679)
Net (loss) income attributable to other non-controlling interests subsequent to IPO	(64,971)	15,422	2,366	6,499
Net income attributable to Class A Common Stockholders prior to distributions	14,667	37,360	66,917	68,785
Reallocation of earnings to unvested participating restricted stock units(a)	(2,998)	(2,143)	(8,420)	(3,575)
Net income attributable to Class A Common Stockholders - Basic	11,669	35,217	58,497	65,210
Net loss assuming exchange of non-controlling interest	(38,712)	(8,237)	(83,044)	(114,476)
Reallocation of income from participating securities assuming exchange of Common Units	—	604	—	—
Net (loss) income attributable to Class A Common Stockholders - Diluted	$(27,043)	$27,584	$(24,547)	$(49,266)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	80,617,057	79,266,822	80,223,076	79,249,528
Exchange of Common Units to Class A Common Stock	228,652,641	229,652,641	228,978,648	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	309,269,698	308,919,463	309,201,724	308,902,169
Net income (loss) available to Class A common stock per share
Basic	$0.14	$0.44	$0.73	$0.82
Diluted	$(0.09)	$0.09	$(0.08)	$(0.16)
Dividends declared per share of Class A Common Stock(b)	$0.22	$0.39	$0.92	$0.83
___________
(a)No undistributed losses were allocated to unvested participating restricted stock units during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock. On January 6, 2023, additional 12,797,983 shares of Class A common stock were registered, increasing the share reserve to 30,889,270 of which 27,680,770 may be issued as of September 30, 2023.
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
The following table summarizes the outstanding restricted stock unit awards as of September 30, 2023 (in millions, including share data):

	Units Outstanding as of September 30, 2023	Compensation Expense for the Three Months Ended		Compensation Expense for the Nine Months Ended		Unrecognized Compensation Expense as of September 30, 2023
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restricted Stock Units
IPO Service-Vesting Awards	8.3	$14.3	$16.8	$40.3	$52.2	$155.8
IPO Executive Service-Vesting Awards	1.1	1.6	1.6	4.8	4.6	21.4
IPO Executive Performance Condition Awards	1.1	1.4	1.4	4.0	3.8	9.0
Ordinary Service-Vesting Awards	4.4	11.8	1.1	32.3	1.4	113.8
Ordinary Performance-Vesting Awards	0.1	0.2	0.2	0.7	0.4	2.3
Total Restricted Stock Units	15.0	$29.3	$21.1	$82.1	$62.4	$302.3
For the three and nine months ended September 30, 2023, the Company recorded total restricted stock unit compensation expense of $29.3 million and $82.1 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded total restricted stock unit compensation expense of $21.1 million and $62.4 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $1.5 million and $2.9 million for the three and nine months ended September 30, 2023 and $0.6 million and $6.5 million for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, the Company had 124,120 and 588,636 restricted stock units vest at a fair value of $2.4 million and $18.0 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 75,896 and 347,313 shares of TPG Inc. Class A Common stock, net of withholding tax of less than $0.1 million and $6.5 million, respectively (excluding vested, but unsettled units).

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
IPO and Ordinary Service-Vesting Awards
For the nine months ended September 30, 2023, the Company issued 4.0 million of Ordinary Service-Vesting Awards. The grant date fair value of the Ordinary Service-Vesting Awards considers the public share price of the Company’s Class A common stock. The following table presents the rollforward of the Company’s unvested Service-Vesting Awards for the nine months ended September 30, 2023 (awards in millions):

	Service-Vesting Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	10.1	$29.41
Granted	4.0	33.88
Vested	(0.6)	29.23
Forfeited	(0.8)	30.25
Balance at September 30, 2023	12.7	30.78
As of September 30, 2023, there was approximately $269.6 million of total estimated unrecognized compensation expense related to unvested Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.
Ordinary Performance-Vesting Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance-Vesting Awards. The weighted-average grant date fair value per share was $26.93 for these awards. For the three and nine months ended September 30, 2023, the Company recorded equity-based compensation expense of $0.2 million and $0.7 million, respectively. For each of the three and nine months ended September 30, 2022, the Company recorded equity-based compensation expense of $0.2 million and $0.4 million, respectively. Further, as of September 30, 2023, there was approximately $2.3 million of total estimated unrecognized compensation expense related to unvested Ordinary Performance-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table presents the rollforwards of the Company’s unvested Executive Awards for the nine months ended September 30, 2023 (awards in millions):

	Executive Service-Vesting Awards	Grant Date Fair Value	Executive Performance Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1.1	$29.50	1.1	$16.58
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at September 30, 2023	1.1	29.50	1.1	16.58
As of September 30, 2023, there was approximately $21.4 million of total estimated unrecognized compensation expense related to unvested Executive Service-Vesting Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.3 years. There was approximately $9.0 million of unrecognized compensation expense related to unvested Executive Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.3 years.
Other Awards
As a result of the Reorganization and the IPO in 2022, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager in 2022 discussed in Note 3 to the Condensed Consolidated Financial Statements, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group (“TOG Units”) and Class A common stock subject to both service and performance conditions, which are deemed probable of achieving.
The following table summarizes the outstanding Other Awards as of September 30, 2023 (in millions, including share data):

	Unvested Units/Shares Outstanding as of September 30, 2023	Compensation Expense for the Three Months Ended		Compensation Expense for the Nine Months Ended		Unrecognized Compensation Expense as of September 30, 2023
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
TPH and RPH Units
TPH units	50.1	$82.1	$91.2	$283.2	$326.1	$927.2
RPH units	0.4	17.5	21.1	55.8	61.4	151.3
Total TPH and RPH Units	50.5	$99.6	$112.3	$339.0	$387.5	$1,078.5

TOG Units and Class A Common Stock
TOG Common Units	1.8	$4.6	$6.3	$12.9	$18.0	$23.0
Class A Common Stock	1.1	4.4	4.4	13.1	12.7	22.0
Total TOG Units and Class A Common Stock	2.9	$9.0	$10.7	$26.0	$30.7	$45.0

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $99.6 million and $339.0 million for the three and nine months ended September 30, 2023, respectively. The Company recognized compensation expense of $112.3 million and $387.5 million for the three and nine months ended September 30, 2022, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the rollforwards of the Company’s unvested TPH Units and RPH Units for the nine months ended September 30, 2023 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	50.3	$24.38	0.4	$457.10
Reallocated	0.7	28.41	—	—
Vested	(0.2)	23.60	—	—
Forfeited	(0.7)	24.79	—	—
Balance at September 30, 2023	50.1	24.43	0.4	457.10
TPH Units, which were forfeited by certain holders upon termination, were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of September 30, 2023, there was approximately $1,078.5 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $927.2 million and $151.3 million, respectively.
TOG Units and Class A Common Stock
In accordance with ASC 718, the Other IPO-Related Awards are also recognized as equity-based compensation. The expense for the three and nine months ended September 30, 2023 totaled $9.0 million and $26.0 million respectively. The expense for the three and nine months ended September 30, 2022 totaled $10.7 million and $30.7 million respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the rollforwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the nine months ended September 30, 2023 (awards in millions):

	TOG Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	2.2	$27.29	1.7	$29.50
Granted	—	—	—	—
Vested	(0.4)	27.29	(0.6)	29.50
Forfeited	—	—	—	—
Balance at September 30, 2023	1.8	27.29	1.1	29.50

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Total unrecognized compensation expense related to outstanding unvested awards as of September 30, 2023 was $45.0 million, of which the TOG Units and Class A common stock represented $23.0 million and $22.0 million, respectively.
15. Equity

The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of September 30, 2023, 72,328,470 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock were outstanding, 228,652,641 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
Total 2023 Dividend Year (through Q3 2023)			$0.90
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
16. Subsequent Events
Other than the events noted in Notes 3, 8 and 15 to the Condensed Consolidated Financial Statements, there have been no additional events since September 30, 2023 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements” and “Part II—Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2023 filed with the SEC on August 8, 2023. We assume no obligation to update any of these forward-looking statements.
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
Business Overview
We are a leading global alternative asset manager with approximately $136.1 billion in assets under management (“AUM”) as of September 30, 2023. We primarily invest in complex asset classes such as private equity, real estate and public market strategies. We have built our firm through a history of successful innovation and organic growth, and we believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-strategy investment platforms that position us well to continue generating sustainable growth across our business. Our platforms are:
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
Acquisition of Angelo Gordon
On November 1, 2023, the Company, TPG Operating Group II, L.P. (the “Acquiror”), an indirect subsidiary of TPG, and certain of their affiliated entities (collectively, the “TPG Parties”) completed the acquisition (the “Transaction”) of Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partner Investments, L.P. (collectively, “Angelo Gordon,” and, collectively with certain of Angelo Gordon’s affiliated entities and partners, the “Angelo Gordon Parties”) pursuant to the terms and subject to the conditions set forth in the Transaction Agreement (as amended, the “Transaction Agreement”), dated as of May 14, 2023, by and among the TPG Parties and the Angelo Gordon Parties.
The aggregate amount payable in connection with the Transaction consists of approximately (i) $728.0 million in cash, subject to certain adjustments; (ii) 53.0 million common units (“Common Units”) of the Acquiror (and an equal number of shares of Class B common stock), subject to certain adjustments; (iii) 8.4 million restricted stock units of the Company (“RSUs”) that, subject to the terms and conditions of the RSUs, will settle in shares of Class A common stock, subject to certain adjustments; (iv) rights to an amount of cash, payable in up to three payments of up to $50 million each, reflecting an aggregate of up to $150 million; and (v) rights to an earnout payment of up to $400 million in value (the “Earnout Payment”), subject to the satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. The Earnout Payment is payable, at the Acquiror’s election, subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (and an equal number of shares of Class B common stock) (the “Earnout Equity Payment”), or a combination thereof. The shares of Class B common stock to be issued pursuant to the Transaction Agreement, including in connection with the Earnout Equity Payment if achieved and paid in shares of Class B common stock, will be issued upon effectiveness of the Certificate of Amendment of Amended and Restated Certificate of Incorporation of TPG.
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

Following a strong first half of 2023, financial markets weakened and economic conditions tightened during the three months ending September 30, 2023. Monetary policy remained in focus during the quarter, with markets shifting their focus from the absolute level of peak rates to how long central banks will hold interest rates at elevated levels. Persistently high inflation, a strong labor market and commentary from Federal Reserve officials increased expectations that interest rates will remain high, which sparked a decline in longer dated bonds that reverberated throughout asset classes.

After steadily declining through the second quarter, inflation rose slightly during the three months ending September 30, 2023. Consumer prices, as evidenced by the U.S. Consumer Price Index (“CPI”), rose 3.2%, 3.7% and 3.7% in July, August and September, respectively, from the twelve months prior, up from the 3.0% increase for June. A rise in energy prices was a significant contributor, with crude oil prices rising nearly 30% during the quarter amid commentary from major global producers that they intend to extend production cuts. Core CPI, which excludes food and energy, showed a better trend by falling to 4.1% growth in September compared to the year prior, down from 4.8% as of the end of the second quarter of 2023. A strong labor market likewise continued to affect input prices. The economy added a net 799,000 jobs over July, August and September, with the September labor figures coming in particularly strong relative to expectations. Unemployment ticked up slightly in the quarter, rising to 3.8% from the 3.6% recorded as of the end of the second quarter of 2023.

With inflation hovering well above the Federal Reserve’s long-term target of 2%, the nation’s central bank continued its rate hiking cycle in the third quarter. Federal Reserve officials increased the target Fed Funds rate by 0.25% in July, bringing the target range up to 5.25% - 5.50%. The target range was kept steady during the Federal Reserve’s September meeting; however, updated projections indicated Federal Reserve officials expect fewer rate cuts in 2024 than previously expected, which initiated a sell-off in longer dated bonds.

U.S. Treasuries were weaker during the three months ending September 30, 2023, particularly at the longer end of the curve, in response to increased expectations for a prolonged, high interest rate environment. 10- and 30-year U.S. Treasury yields widened by 76 basis points and 85 basis points, respectively, with yields on the 10-year Treasury rising to 4.57% as of the end of the quarter. 10-year yields continued to move sharply post-quarter end, setting a new 16-year high of over 4.8% in early October. Conversely, short term rates rose only slightly, with the 2-year Treasury yield rising 17 basis points to close the quarter at 5.04%. The yield curve remains inverted but flattened during the quarter with the 2-year 10-year spread hitting its flattest level since May 2023. Corporate bonds were likewise weaker but fared better than Treasuries. The High Yield corporate bond index fell 1.0%, while Investment Grade bonds fell 3.7%. Spreads remained stable, tightening six basis points and two basis points respectively.

Major U.S. equity indices were notably weaker in the third quarter, ceding a portion of gains made during the first half of the year as the market pushed out expectations for rate cuts from the Federal Reserve. The S&P 500, Dow Jones and Nasdaq fell 3.6%, 2.6% and 4.1%, respectively, during the quarter, bringing gains for the year down to 11.7%, 1.1% and 6.3% as of September 30, 2023. The energy sector was one of the few standouts in the quarter, rising 11.3% amid the rise in commodity prices. Interest-rate sensitive sectors such as utilities and real estate lagged, falling 10.1% and 9.7%, respectively, during the quarter. Volatility, as measured by the CBOE Volatility Index, rose modestly to 17.5, up from 13.6 as of the end of the previous quarter.
Our portfolio was roughly flat in the third quarter of 2023, with a decrease in our public portfolio and slight increase in our private portfolio. This compares to the markets being broadly down, reflecting the resiliency of our portfolio.
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
Reorganization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 26.0% of the Common Units and 100% of the interests in certain intermediate holding companies as of September 30, 2023. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$366,149	$333,496	$1,004,723	$896,456
Capital allocation-based (loss) income	(205,794)	227,628	402,051	667,096
Total revenues	160,355	561,124	1,406,774	1,563,552
Expenses
Compensation and benefits:
Cash-based compensation and benefits	123,160	116,753	359,278	348,751
Equity-based compensation	136,650	143,149	449,109	474,200
Performance allocation compensation	(120,770)	149,495	272,648	374,607
Total compensation and benefits	139,040	409,397	1,081,035	1,197,558
General, administrative and other	101,596	95,533	311,013	275,468
Depreciation and amortization	7,701	7,372	24,227	24,629
Interest expense	7,792	5,737	23,728	15,106
Expenses of consolidated Public SPACs:
Other	81	567	1,053	2,547
Total expenses	256,210	518,606	1,441,056	1,515,308
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(4,203)	1,907	11,459	(90,845)
Interest, dividends and other	10,994	2,407	28,948	3,393
Investment income of consolidated Public SPACs:
Unrealized gains on derivative liabilities of Public SPACs	750	3,235	667	11,715
Interest, dividends and other	1,846	3,571	7,692	4,540
Total investment income (loss)	9,387	11,120	48,766	(71,197)
(Loss) income before income taxes	(86,468)	53,638	14,484	(22,953)
Income tax expense	8,244	432	33,511	23,534
Net (loss) income	(94,712)	53,206	(19,027)	(46,487)
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	—	5,256
Net income attributable to redeemable equity in Public SPACs	5,148	7,322	12,044	13,203
Net loss attributable to non-controlling interests in TPG Operating Group	(49,556)	(6,898)	(100,354)	(140,679)
Net (loss) income attributable to other non-controlling interests	(64,971)	15,422	2,366	6,499
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$14,667	$37,360	$66,917	$68,785

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands, except share and per share data)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.14	$0.44	$0.73	$0.82
Diluted	$(0.09)	$0.09	$(0.08)	$(0.16)
Weighted-average shares of Class A common stock outstanding
Basic	80,617,057	79,266,822	80,223,076	79,249,528
Diluted	309,269,698	308,919,463	309,201,724	308,902,169
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Revenues consisted of the following for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
Management fees	$278,965	$252,647	$26,318	10%
Transaction, monitoring and other fees, net	31,614	15,952	15,662	98%
Expense reimbursements and other	55,570	64,897	(9,327)	(14)%
Total fees and other	366,149	333,496	32,653	10%
Performance allocations	(200,079)	223,311	(423,390)	(190)%
Capital interests	(5,715)	4,317	(10,032)	(232)%
Total capital allocation-based income	(205,794)	227,628	(433,422)	(190)%
Total revenues	$160,355	$561,124	$(400,769)	(71)%
Fees and other revenues increased by $32.7 million, or 10%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This change resulted from a $26.3 million increase in management fees and a $15.7 million increase in transaction, monitoring and other fees, net, which was partially offset by a $9.3 million decrease in expense reimbursements and other.
Management Fees. Management fees, increased by $26.3 million, or 10%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by fee earning capital raised resulting in additional management fees of $19.8 million from TPG IX, $14.6 million from Asia VIII and $6.0 million from THP II, all of which were activated during the third quarter of 2022. These increases were partially offset by a decrease of $9.1 million in fees earned from Asia VII and $5.5 million from TPG VIII primarily resulting from a step down in fee earning AUM during the three months ended September 30, 2023.
Certain management fees totaling $24.6 million earned during the three months ended September 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $9.6 million for TPG IX, $8.3 million for Asia VIII, $3.4 million for THP II and $1.5 million for TGS, all of which were activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $15.7 million, or 98%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by a $16.8 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.

Expense Reimbursements and Other. Expense reimbursements and other decreased by $9.3 million, or 14%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was largely driven by a decrease in reimbursable expenses of $10.2 million during the three months ended September 30, 2023.
Performance Allocations. Performance allocations decreased by $423.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Realized performance allocations gains for the three months ended September 30, 2023 and 2022 totaled $249.0 million and $41.5 million, respectively. Unrealized performance allocation losses for the three months ended September 30, 2023 totaled $449.1 million. Unrealized performance allocation gains for the three months ended September 30, 2022 totaled $181.8 million.
The table below highlights performance allocations for the three months ended September 30, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$(22,767)	$(44,178)	$21,411	48%
TPG VIII	(36,402)	144,330	(180,732)	(125)%
TPG IX	11,821	—	11,821	NM
Asia VI(1)	(5,393)	(41,039)	35,646	87%
Asia VII	(31,644)	(36,152)	4,508	12%
THP I	(21,508)	31,699	(53,207)	(168)%
THP II	9,685	—	9,685	NM
TES	640	527	113	22%
TPG AAF	4,881	63,222	(58,341)	(92)%
Platform: Capital	(90,687)	118,409	(209,096)	(177)%
Growth III(1)	(7,803)	(1,517)	(6,286)	(414)%
Growth IV	4,614	14,475	(9,861)	(68)%
Growth V	(5,651)	49,190	(54,841)	(111)%
TTAD I	(16,075)	2,412	(18,487)	(766)%
TDM	(2,547)	3,550	(6,097)	(172)%
Platform: Growth	(27,462)	68,110	(95,572)	(140)%
Rise I	5,739	2,918	2,821	97%
Rise II	4,955	31,996	(27,041)	(85)%
Rise Climate	(3,713)	—	(3,713)	NM
Platform: Impact	6,981	34,914	(27,933)	(80)%
TREP III	(6,756)	2,594	(9,350)	(360)%
Platform: Real Estate	(6,756)	2,594	(9,350)	(360)%

	Three Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
TPEP	(11,793)	342	(12,135)	(3,548)%
NewQuest III	(6,578)	(8,019)	1,441	18%
NewQuest IV	(2,957)	7,314	(10,271)	(140)%
NewQuest V	8,466	—	8,466	NM
Platform: Market Solutions	(12,862)	(363)	(12,499)	(3,443)%
Total TPG Operating Group Shared:	$(130,786)	$223,664	$(354,450)	(158)%
TPG Operating Group Excluded:
TPG IV	$(192)	$(153)	$(39)	(25)%
TPG VI	119	(2,244)	2,363	105%
Asia IV	—	(10)	10	NM
Asia V	(2,896)	(20,566)	17,670	86%
MMI	75	165	(90)	(54)%
TPG TFP	—	(11)	11	NM
Platform: Capital	(2,894)	(22,819)	19,925	87%
Growth II	(13,382)	6,693	(20,075)	(300)%
Gator	(43,196)	8,729	(51,925)	(595)%
Biotech III	(6,189)	16,976	(23,165)	(136)%
Biotech IV	(170)	(113)	(57)	(51)%
Platform: Growth	(62,937)	32,285	(95,222)	(295)%
TREP II	(3,447)	(9,218)	5,771	63%
DASA - Real Estate	(15)	(572)	557	97%
Platform: Real Estate	(3,462)	(9,790)	6,328	65%
TSI	—	(29)	29	NM
Platform: Impact	—	(29)	29	NM
Total TPG Operating Group Excluded	$(69,293)	$(353)	$(68,940)	NM
Total Performance Allocations	$(200,079)	$223,311	$(423,390)	(190)%
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
Performance allocation losses were $200.1 million for three months ended September 30, 2023 compared to performance allocation gains of $223.3 million for three months ended September 30, 2022. This change was primarily driven by net losses from TPG VII, TPG VIII, Asia VII, THP I and Gator, partially offset by income from TPG IX during the three months ended September 30, 2023. During the three months ended September 30, 2022, we recognized gains in TPG VIII, TPG AAF and Growth V, partially offset by losses from TPG VII, and Asia VI.
As of September 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.2 billion. As of September 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.4 billion.

Capital Interests. Capital interests income decreased by $10.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily attributable to losses from our investments in Asia VII, TPG VII and TPG VIII during the three months ended September 30, 2023. During the three months ended September 30, 2022, we recognized gains on our investments in TPG VIII, TPG AAF and Growth V, partially offset by losses from our investments in Asia VI, Asia VII, TPG VII and TRTX.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $6.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased by $6.5 million, or 5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily attributable to the vesting and expense acceleration of certain Other Awards during the year ended December 31, 2022, partially offset by an increase in expense associated with RSUs granted to TPG employees and certain of our executives subsequent to September 30, 2022.
Performance Allocation Compensation. Performance allocation compensation decreased by $270.3 million, or 181%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $6.1 million, or 6%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by a $22.2 million increase in professional fees, partially offset by a decrease of $15.5 million in reimbursable expenses incurred on behalf of TPG funds during the three months ended September 30, 2023.
Depreciation and Amortization. Depreciation and amortization increased by $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Interest Expense. Interest expense increased by $2.1 million, or 36%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to higher interest rates on certain borrowings.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $0.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $4.2 million for three months ended September 30, 2023 compared to a gain of $1.9 million for the three months ended September 30, 2022. This change was primarily attributable to net losses of $1.8 million and $2.2 million from our investments in Vacasa, Inc. and Nerdy Inc., respectively, during the three months ended September 30, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $8.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily driven by additional interest income earned during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $0.8 million and $3.2 million of unrealized gains on derivative instruments recognized during the three months ended September 30, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Statements of Financial Condition.

Interest, Dividends and Other of Consolidated Public SPACs. Interest, dividends and other of consolidated Public SPACs decreased by $1.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by a decrease in Assets held in Trust Accounts due to the redemption of AFTR Class A Ordinary Shares during the three months ended September 30, 2023.
Income Tax Expense. Income tax expense increased by $7.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in fees and other revenue during the three months ended September 30, 2023.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Revenues consisted of the following for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
Management fees	$787,464	$670,306	$117,158	17%
Transaction, monitoring and other fees, net	54,079	70,838	(16,759)	(24)%
Expense reimbursements and other	163,180	155,312	7,868	5%
Total fees and other	1,004,723	896,456	108,267	12%
Performance allocations	377,974	635,784	(257,810)	(41)%
Capital interests	24,077	31,312	(7,235)	(23)%
Total capital allocation-based income	402,051	667,096	(265,045)	(40)%
Total revenues	$1,406,774	$1,563,552	$(156,778)	(10)%
Fees and other revenues increased by $108.3 million, or 12%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This change resulted from a $117.2 million increase in management fees, a $7.9 million increase in expense reimbursements and other and a $16.8 million decrease in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $117.2 million, or 17%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by higher fee earning AUM resulting in additional management fees from TPG IX of $72.6 million, Asia VIII of $43.6 million and THP II of $18.9 million, all of which were activated during the third quarter of 2022, and Rise III of $22.5 million, which was activated in the second quarter of 2022. These increases were partially offset by a decline in management fees of $26.3 million from Asia VII and $15.1 million earned from TPG VIII resulting from step down in fee earning AUM during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Certain management fees totaling $23.3 million earned during the nine months ended September 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of 8.8 million for TPG IX, $6.2 million for Asia VIII and $2.3 million for THP II, all of which were activated in the third quarter of 2022, and $4.4 million for Rise III, which was activated in the second quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $16.8 million, or 24%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was driven by a $8.3 million decrease in transaction and incentive fees earned from portfolio companies in our Capital platform, a $5.2 million decrease in incentive fees earned from our Real Estate platform and a $3.1 million decrease in our Market Solutions platform as a result of less capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other increased by $7.9 million, or 5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was largely driven by an increase in reimbursable expenses of $5.5 million during the nine months ended September 30, 2023.

Performance Allocations. Performance allocation income decreased by $257.8 million, or 41%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Realized performance allocations for the nine months ended September 30, 2023 and 2022 totaled $433.3 million and $953.4 million, respectively. Unrealized performance allocation losses for the nine months ended September 30, 2023 and 2022 totaled $55.3 million and $317.6 million, respectively.
The table below highlights performance allocations for the nine months ended September 30, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Nine Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$38,010	$320,026	$(282,016)	(88)%
TPG VIII	187,441	297,999	(110,558)	(37)%
TPG IX	18,113	—	18,113	NM
Asia VI(1)	(38,062)	(76,064)	38,002	50%
Asia VII	(7,501)	(36,112)	28,611	79%
THP I	26,540	20,098	6,442	32%
THP II	16,496	—	16,496	NM
TES	1,672	10,833	(9,161)	(85)%
TPG AAF	31,095	87,828	(56,733)	(65)%
Platform: Capital	273,804	624,608	(350,804)	(56)%
Growth III(1)	(7,301)	(42,611)	35,310	83%
Growth IV	37,881	(5,640)	43,521	772%
Growth V	35,816	65,353	(29,537)	(45)%
TTAD	(17,358)	1,253	(18,611)	(1,485)%
TDM	(1,685)	20,626	(22,311)	(108)%
Platform: Growth	47,353	38,981	8,372	21%
Rise I	(9,273)	(14,712)	5,439	37%
Rise II	40,302	24,283	16,019	66%
Rise Climate	97,153	—	97,153	NM
Platform: Impact	128,182	9,571	118,611	1,239%
TREP III	(16,156)	36,359	(52,515)	(144)%
Platform: Real Estate	(16,156)	36,359	(52,515)	(144)%
TPEP	20,898	9,716	11,182	115%
NewQuest III	556	(8,517)	9,073	107%
NewQuest IV	741	21,270	(20,529)	(97)%
NewQuest V	8,466	—	8,466	NM
Strategic Capital	—	(2,793)	2,793	NM
Platform: Market Solutions	30,661	19,676	10,985	56%
Total TPG Operating Group Shared:	$463,844	$729,195	$(265,351)	(36)%

	Nine Months Ended September 30,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	$(253)	$(312)	$59	19%
TPG V	3	—	3	NM
TPG VI	(24,058)	(14,787)	(9,271)	(63)%
Asia IV	—	(52)	52	NM
Asia V	(31,661)	(41,874)	10,213	24%
MMI	1,150	(320)	1,470	459%
TPG TFP	—	(25)	25	NM
Platform: Capital	(54,819)	(57,370)	2,551	4%
Growth II	(3,489)	8,719	(12,208)	(140)%
Gator	(27,689)	11,490	(39,179)	(341)%
Biotech III	9,191	(23,116)	32,307	140%
Biotech IV	(362)	(215)	(147)	(69)%
Platform: Growth	(22,349)	(3,122)	(19,227)	(616)%
TREP II	(7,599)	(19,617)	12,018	61%
DASA RE	(1,103)	298	(1,401)	(470)%
Platform: Real Estate	(8,702)	(19,319)	10,617	55%
TSI	—	131	(131)	NM
Evercare	—	(13,731)	13,731	NM
Platform: Impact	—	(13,600)	13,600	NM
Total TPG Operating Group Excluded(2)	$(85,870)	$(93,411)	$7,541	8%
Total Performance Allocations	$377,974	$635,784	$(257,810)	(41)%
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
Performance allocation income was $378.0 million for nine months ended September 30, 2023 compared to $635.8 million for nine months ended September 30, 2022. This change was primarily driven by net gains from TPG VII, TPG VIII, TPG AAF, Growth IV, Growth V, Rise II and Rise Climate, partially offset by losses from Asia V and Asia VI during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized gains in TPG VII, TPG VIII, TPG AAF, Growth V and TREP III, partially offset by losses from Asia V, Asia VI and Growth III.
As of September 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $4.2 billion. As of September 30, 2023, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.4 billion.
Capital Interests. Capital interests income decreased by $7.2 million, or 23%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily attributable to gains from our investments in TPG VII, TPG VIII and Rise Climate offset by losses from our investments in Asia VI during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we recognized gains on our investments in TPG VII, TPG VIII and TPG AAF, partially offset by net losses from our investments in Asia VI and TRTX.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $10.5 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by an increase in salaries and benefits driven by an increase in headcount.
Equity-based Compensation. Equity-based compensation expense decreased by $25.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily attributable to the vesting of certain Other Awards during the year ended December 31, 2022, partially offset by an increase in expense associated with RSUs granted to TPG employees and certain of our executives during the nine months ended September 30, 2023.
Performance Allocation Compensation. Performance allocation compensation decreased by $102.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $35.5 million, or 13%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by a $55.1 million increase in professional fees and an increase of $13.4 million in travel and other administrative expenses, partially offset by a decrease of $20.6 million related to an insurance policy purchased in connection with the IPO during the nine months ended September 30, 2022, and a decrease of $8.9 million in reimbursable expenses incurred on behalf of TPG funds during the nine months ended September 30, 2023.
Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest Expense. Interest expense increased by $8.6 million, or 57%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher interest rates on certain borrowings.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $1.5 million, or 59%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities was a gain of $11.5 million for nine months ended September 30, 2023 compared to a loss of $90.8 million for the nine months ended September 30, 2022. This change was primarily attributable to a net loss of $7.4 million from our investments in Vacasa, Inc. and a net gain of $18.1 million from our investments in NRDY during the nine months ended September 30, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $25.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by additional interest income earned due to higher interest rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $0.7 million and $11.7 million of unrealized gain on derivative instruments recognized during the nine months ended September 30, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Condensed Consolidated Financial Statements.

Interest, Dividends and Other of Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $3.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by a decrease in Assets held in Trust Accounts due to the redemption of YTPG Class A Ordinary Shares and AFTR Class A Ordinary Shares during the nine months ended September 30, 2023.
Income Tax Expense. Income tax expense increased by $10.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase fees and other revenue for the nine months ended September 30, 2023.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	September 30, 2023	December 31, 2022
($ in thousands)
Assets
Cash and cash equivalents	$1,224,484	$1,107,484
Investments	5,308,316	5,329,868
Due from affiliates	209,941	202,639
Other assets	640,296	642,558
Assets of consolidated Public SPACs	—	659,189
Total assets	$7,383,037	$7,941,738

Liabilities, Redeemable Equity and Equity
Debt obligations	$443,822	$444,566
Due to affiliates	169,903	139,863
Accrued performance allocation compensation	3,245,268	3,269,889
Other liabilities	484,817	324,261
Liabilities of consolidated Public SPACs	—	23,653
Total liabilities	$4,343,810	$4,202,232

Redeemable equity from consolidated Public SPACs	$—	$653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,587,371 and 79,240,058 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	$80	$79
Class B common stock $0.001 par value, 750,000,000 shares authorized (228,652,641 and 229,652,641 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	229	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in-capital	542,398	506,639
Retained (deficit) earnings	(7,564)	2,724
Other non-controlling interests	2,504,084	2,576,199
Total equity	3,039,227	3,085,871
Total liabilities, redeemable equity and equity	$7,383,037	$7,941,738
Cash and cash equivalents increased $117.0 million primarily due to proceeds received from fund realizations.
Investments decreased $21.6 million during the nine months ended September 30, 2023 primarily due to net proceeds of $438.3 million, which was partially offset by net capital allocation-based income of $402.1 million. For the nine months ended September 30, 2023, our investments have generated realized and unrealized portfolio appreciation of 5%.
Accrued performance allocation compensation decreased $24.6 million for the nine months ended September 30, 2023, primarily attributable to settlements of performance allocation compensation of $298.4 million, partially offset by net increases in performance fee compensation expense of $272.6 million during the nine months ended September 30, 2023.
Redeemable equity from consolidated Public SPACs decreased $653.6 million primarily due to the redemption of Class A ordinary shares of YTPG and AFTR during the nine months ended September 30, 2023. See Note 10 to our Condensed Consolidated Financial Statements.
Total equity decreased $46.6 million, primarily due the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.

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
Our calculations of DE, FRE, fee-related revenues and fee-related expenses may differ from the calculations of other investment managers. As a result, these measures may not be comparable to similar measures presented by other investment managers.
The following table sets forth our total FRE and DE for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in thousands)
Fee-Related Revenues
Management fees	$278,503	$254,510	$783,113	$679,927
Transaction, monitoring and other fees, net	30,892	14,909	52,428	62,833
Other income	11,947	12,874	36,986	35,937
Fee-Related Revenues	321,342	282,293	872,527	778,697
Fee-Related Expenses
Compensation and benefits, net	99,605	96,758	295,648	290,492
Operating expenses, net	65,670	64,324	196,099	173,208
Fee-Related Expenses	165,275	161,082	491,747	463,700
Fee-Related Earnings	$156,067	$121,211	$380,780	$314,997
Realized performance allocations, net	43,376	4,977	55,031	187,344
Realized investment income and other, net	5,672	(336)	(22,265)	22,400
Depreciation expense	(1,235)	(280)	(3,579)	(3,319)
Interest expense, net	2,706	(4,077)	2,489	(12,763)
Distributable Earnings	$206,586	$121,495	$412,456	$508,659
Income taxes	(11,007)	(8,678)	(32,797)	(34,942)
After-Tax Distributable Earnings	$195,579	$112,817	$379,659	$473,717
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Fee-Related Revenues
Fee-related revenues increased by $39.0 million, or 14%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was primarily due to additional management fees of $24.0 million and transaction, monitoring and other fees, net of $16.0 million.

Management Fees
The following table presents management fees in our platforms for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Capital	$134,305	$113,131
Impact	49,101	46,961
Growth	38,134	36,103
Real Estate	36,170	40,875
Market Solutions	20,793	17,440
Total Management Fees	$278,503	$254,510
Management fees increased by $24.0 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The change was largely due to additional management fees of $21.2 million earned from the Capital platform, primarily as a result of the initial activation of TPG IX, Asia VIII and THP II during the third quarter of 2022, partially offset by a decrease in management fees earned from Asia VII primarily resulting from a step down in fee earning AUM. Management fees increased $2.1 million in the Impact platform, largely driven by additional closes in Rise III, and $2.0 million in the Growth platform, primarily attributable to additional actively invested capital in TTAD II and the activation of LSI during the first quarter of 2023. Management fees decreased $4.7 million in the Real Estate platform primarily from a step down in fee earning AUM of TREP III.
Certain management fees earned during the three months ended September 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners, totaling $24.6 million for the period. In the Capital platform, catch-up fees amounted to $21.3 million, consisting of $9.6 million for TPG IX, $8.3 million for Asia VIII and $3.4 million from THP II, all of which were activated in the third quarter of 2022. The Market Solutions platform had catch-up fees of $1.5 million from TGS, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Market Solutions	$28,583	$11,864
Impact	1,560	1,599
Capital	696	963
Growth	53	133
Real Estate	—	350
Total Transaction, Monitoring and Other Fees, Net	$30,892	$14,909
Transaction, monitoring and other fees, net increased by $16.0 million, or 107%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily attributable to an increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.

Other Income
The following table presents other income for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Former affiliate funds	$8,147	$6,936
Other income	3,800	5,938
Total Other Income	$11,947	$12,874
Total other income decreased by $0.9 million, or 7%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Fee-Related Expenses
Fee-related expenses increased by $4.2 million, or 3%, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily due to an increase in compensation and benefits, net of $2.8 million and operating expenses, net of $1.3 million.
Compensation and Benefits, Net
The following table presents compensation and benefits, net for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Salaries	$53,817	$50,466
Bonuses	48,302	49,278
Benefits and other	16,773	14,408
Reimbursements	(19,286)	(17,394)
Total Compensation and Benefits, Net	$99,605	$96,758
Compensation and benefits, net increased by $2.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily due to increased salaries of $3.4 million as a result of headcount growth, partially offset by increased compensation reimbursements related to services provided to certain fund and portfolio companies.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $1.3 million, or 2%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily due to an increase in professional fees.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Capital	$42,693	$3,324
Impact	683	1,660
Market Solutions	—	(7)
Total Realized Performance Allocations, Net	$43,376	$4,977
Realized performance allocations, net of $43.4 million for the three months ended September 30, 2023 were generated from realizations of $38.9 million from TPG AAF and $3.8 million from TPG VIII in the Capital platform and $0.7 million from Rise Climate in the Impact platform. The activity consisted of realizations sourced from portfolio companies, including Creative Artists Agency and DirecTV.
Realized performance allocations, net of $5.0 million for the three months ended September 30, 2022 were largely generated from realizations of $3.3 million from TPG VIII within the Capital platform. Realizations within the Impact platform of $1.7 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies, including DirecTV, EverFi and Dodla Dairy (NSE: DODLA).
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Investments in TPG funds	$20,704	$2,390
Non-core income (expense)	(15,032)	(2,726)
Total Realized Investment Income and Other, Net	$5,672	$(336)
The increase in realized investment income and other, net of $6.0 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 resulted primarily from an increase in realizations from certain investments in TPG funds, partially offset by an increase in non-core transaction related expenses. For the three months ended September 30, 2023, our non-core activity includes $9.2 million in costs related to the acquisition of Angelo Gordon.
Depreciation
Depreciation expense increased $1.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022

	($ in thousands)
Interest expense	$7,792	$5,737
Interest (income)	(10,498)	(1,660)
Interest Expense, Net	$(2,706)	$4,077
The change in interest expense, net during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to higher interest rates on our firm’s cash holdings, partially offset by a corresponding increase in interest rates on certain borrowings.
Distributable Earnings
The increase in DE for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to higher realized performance allocations, net, increased Fee-Related Earnings and higher realized investment income and other, net.
Income Taxes
Income taxes increased $2.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in taxable income.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Fee-Related Revenues
Fee-related revenues increased by $93.8 million, or 12%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to additional management fees of $103.2 million, partially offset by a decrease in transaction, monitoring and other fees, net of $10.4 million.
Management Fees
The following table presents management fees in our platforms for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Capital	$352,695	$274,951
Impact	147,507	132,291
Real Estate	114,685	113,516
Growth	112,285	104,687
Market Solutions	55,941	54,482
Total Management Fees	$783,113	$679,927
Management fees increased by $103.2 million, or 15%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was largely due to an increase in management fees of $77.7 million within the Capital platform, primarily driven by additional closes in TPG IX, Asia VIII and THP II, partially offset by a decrease in management fees from Asia VII and TPG VIII primarily resulting from a step down in fee earning AUM. Management fees for the Impact platform grew $15.2 million primarily due to additional commitments to Rise III. Management fees in the Real Estate platform increased $1.2 million driven by TREP IV, which had additional commitments in the second quarter of 2022, partially offset by a decrease in management fees from TREP III, primarily resulting from a step down in fee earning AUM. Management fees for the Growth platform increased $7.6 million primarily from additional actively invested capital in TTAD II, and the activation of LSI in the first quarter of 2023. Management fees for the Market Solutions platform increased $1.5 million primarily due to the activation of NewQuest V in the fourth quarter of 2022.
Certain management fees earned during the nine months ended September 30, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners, totaling $23.3 million for the period. In the Capital platform, catch-up fees amounted to $17.2 million, consisting of $8.8 million for TPG IX, $6.2 million for Asia VIII and $2.3 million for THP II, all of which were activated in the third quarter of 2022. Rise III within the Impact platform, which was activated in the second quarter of 2022, had $4.4 million in catch-up fees. The Market Solutions platform had catch-up fees of $1.3 million from TGS, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Market Solutions	$44,895	$47,848
Impact	4,766	5,069
Capital	2,487	4,194
Growth	280	541
Real Estate	—	5,181
Total Transaction, Monitoring and Other Fees, Net	$52,428	$62,833
Transaction, monitoring and other fees, net decreased by $10.4 million, or 17%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily attributable to a decrease in our Market Solutions platform as a result of decreased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Former affiliate funds	$24,348	$20,889
Other income	12,638	15,048
Total Other Income	$36,986	$35,937
Total other income increased by $1.0 million, or 3%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Fee-Related Expenses
Fee-related expenses increased by $28.0 million, or 6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily comprised of higher operating expenses, net of $22.9 million and an increase in compensation and benefits, net of $5.2 million.

Compensation and Benefits, Net
The following table presents compensation and benefits, net for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Salaries	$160,822	$147,212
Bonuses	138,899	145,130
Benefits and other	53,540	50,628
Reimbursements	(57,613)	(52,478)
Total Compensation and Benefits, Net	$295,648	$290,492
Total compensation and benefits, net increased by $5.2 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily due to an increase in salaries of $13.6 million as a result of headcount growth. This increase was partially offset of by a reduction of $6.2 million in bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies of $5.1 million.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net amounted to $196.1 million and $173.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The increase in operating expenses, net of $22.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in professional fees and other administrative expenses of $14.0 million, and travel expenses of $5.8 million.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Capital	$49,060	$161,449
Real Estate	4,075	1,110
Growth	1,097	8,660
Impact	799	15,957
Market Solutions	—	168
Total Realized Performance Allocations, Net	$55,031	$187,344
Realized performance allocations, net of $55.0 million for the nine months ended September 30, 2023 were largely generated from realizations of $38.9 million from TPG AAF and $10.1 million from TPG VIII in the Capital platform, $0.7 million from Rise Climate in the Impact platform, and $4.1 million from TREP III within the Real Estate platform. Realization of $1.1 million were attributable to TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies, including Creative Artists Agency, DirecTV and Alloy Properties.

Realized performance allocations, net of $187.3 million for the nine months ended September 30, 2022 were largely generated from realizations of $108.1 from TPG VII, $20.8 million from TPG VIII and $19.4 million from Asia VII within the Capital platform. Realizations within the Impact platform of $16.0 million were generated from Rise I. The activity consisted of realizations sourced from portfolio companies, including McAfee, Kelsey-Seybold Clinics, Greencross (ASX: GXL), DirecTV, EverFi and Renaissance Learning.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Investments in TPG funds	$22,435	$52,969
Non-core income (expense)	(44,700)	(30,569)
Total Realized Investment Income and Other, Net	$(22,265)	$22,400
Realized investment income and other, net decreased by $44.7 million, or 199%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease resulted primarily from a decline in realizations from our TPG funds, and additional non-core expenses of $14.1 million. For the nine months ended September 30, 2023, our non-core activity includes $33.8 million in expenses related to the acquisition of Angelo Gordon.
Depreciation
Depreciation expense increased $0.3 million, or 8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest Expense, Net
The following table presents interest expense, net for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Interest expense	$23,731	$15,096
Interest (income)	(26,220)	(2,333)
Interest Expense, Net	$(2,489)	$12,763
The change in interest expense, net during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to higher interest rates on our firm’s cash holdings, partially offset by a corresponding increase in interest rates on certain borrowings.
Distributable Earnings
The decrease in DE for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to lower realized performance allocations, net and realized investment income and other, net, partially offset by an increase in our Fee-Related Earnings.
Income Taxes
Income taxes decreased $2.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in income taxes is a result of lower realized performance fees, net.

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
The following table sets forth our non-GAAP book assets, book liabilities and net book value as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Book Assets
Cash and cash equivalents	$646,674	$691,687
Restricted cash	13,328	13,166
Accrued performance allocations	692,095	642,519
Investments in funds	591,038	576,814
Other assets	609,154	576,241
Total Book Assets	$2,552,289	$2,500,427
Book Liabilities
Accounts payable, accrued expenses and other	$56,367	$48,183
Secured borrowings, net	245,490	245,259
Senior unsecured term loan, net	198,332	199,307
Total Book Liabilities	$500,189	$492,749
Net Book Value	$2,052,100	$2,007,678
During the nine months ended September 30, 2023, net book value increased primarily due to an increase in accrued performance allocations and investments in funds driven by value creation of 5% over the period, primarily associated with TPG VIII, Rise Climate, Growth V, Growth IV and TPG VII. This was partially offset by the distribution of proceeds received during the year ended December 31, 2022.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2023 and 2022:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in thousands)
GAAP Revenue	$160,355	$561,124	$1,406,774	$1,563,552
Capital-allocation based income (loss)	205,794	(227,628)	(402,051)	(667,096)
Expense reimbursements	(44,050)	(54,219)	(128,404)	(122,918)
Investment income and other	(757)	3,016	(3,792)	5,159
Fee-Related Revenues	$321,342	$282,293	$872,527	$778,697
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in thousands)
GAAP Expenses	$256,210	$518,606	$1,441,056	$1,515,308
Depreciation and amortization expense	(7,701)	(7,372)	(24,227)	(24,629)
Interest expense	(7,792)	(5,737)	(23,728)	(15,106)
Expenses related to consolidated Public SPACs	(81)	(567)	(1,053)	(2,547)
Expense reimbursements	(44,050)	(54,219)	(128,404)	(122,918)
Performance allocation compensation	120,770	(149,495)	(272,648)	(374,607)
Equity-based compensation	(136,650)	(143,149)	(449,109)	(474,200)
Non-core expenses and other	(15,431)	3,015	(50,140)	(37,601)
Fee-Related Expenses	$165,275	$161,082	$491,747	$463,700

Net income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in thousands)
Net (loss) income	$(94,712)	$53,206	$(19,027)	$(46,487)
Net (income) loss attributable to redeemable interests in Public SPACs	(5,148)	(7,322)	(12,044)	(12,686)
Net loss (income) attributable to other non-controlling interests	64,971	(15,422)	(2,366)	(6,499)
Amortization expense	2,913	2,949	9,989	9,304
Equity-based compensation	137,896	144,159	448,166	480,644
Unrealized performance allocations, net	68,244	(48,067)	(49,158)	35,205
Unrealized investment loss (income)	27,120	(2,116)	5,115	26,494
Unrealized (gain) on derivatives	(66)	(338)	(59)	(1,060)
Income tax	(3,068)	(7,543)	717	(10,692)
Non-recurring and other	(2,571)	(6,689)	(1,674)	(506)
After-tax Distributable Earnings	$195,579	$112,817	$379,659	$473,717
Income taxes	11,007	8,678	32,797	34,942
Distributable Earnings	$206,586	$121,495	$412,456	$508,659
Realized performance allocations, net	(43,376)	(4,977)	(55,031)	(187,344)
Realized investment income and other, net	(5,672)	336	22,265	(22,400)
Depreciation expense	1,235	280	3,579	3,319
Interest expense, net	(2,706)	4,077	(2,489)	12,763
Fee-Related Earnings	$156,067	$121,211	$380,780	$314,997

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Total GAAP Assets	$7,383,037	$7,941,738
Impact of consolidated Public SPACs
Cash and cash equivalents	—	(5,097)
Assets held in Trust Account	—	(653,635)
Due from affiliates	—	(45)
Other assets	—	(412)
Subtotal for consolidated Public SPACs	—	(659,189)
Impact of other consolidated entities
Cash and cash equivalents	(577,810)	(415,797)
Due from affiliates	(96,703)	(211,097)
Investments	(4,025,183)	(4,110,535)
Other assets	(157,944)	(134,505)
Subtotal for other consolidated entities	(4,857,640)	(4,871,934)
Reclassification adjustments(1)
Due from affiliates	(113,238)	8,458
Investments	(1,283,133)	(1,219,333)
Accrued performance allocations	692,095	642,519
Investments in funds	591,038	576,814
Other assets	140,130	81,354
Subtotal for reclassification adjustments	26,892	89,812
Total Book Assets	$2,552,289	$2,500,427

($ in thousands)	September 30, 2023	December 31, 2022
Total GAAP Liabilities	$4,343,810	$4,202,232
Impact of consolidated Public SPACs
Accounts payable and accrued expenses	—	(236)
Derivative liabilities of Public SPACs	—	(667)
Deferred underwriting	—	(22,750)
Subtotal for consolidated Public SPACs	—	(23,653)
Impact of other consolidated entities
Accounts payable and accrued expenses	(243,793)	(90,685)
Due to affiliates	(163,571)	(134,562)
Accrued performance allocation compensation	(3,245,268)	(3,269,889)
Other liabilities	(196,570)	(206,276)
Subtotal for other consolidated entities	(3,849,202)	(3,701,412)
Reclassification adjustments(1)
Accounts payable and accrued expenses	40,310	40,698
Due to affiliates	(6,332)	(5,301)
Other liabilities	(28,397)	(19,815)
Subtotal for reclassification adjustments	5,581	15,582
Total Book Liabilities	$500,189	$492,749
Total GAAP redeemable equity from consolidated Public SPACs	$—	$653,635
Impact of consolidated Public SPACs(2)	—	(653,635)
Total Book redeemable equity from consolidated Public SPACs	$—	$—
Total GAAP Equity	$3,039,227	$3,085,871
Impact of consolidated Public SPACs	—	18,099
Impact of other consolidated entities	(1,008,438)	(1,170,522)
Reclassification adjustments(1)	21,311	74,230
Net Book Value	$2,052,100	$2,007,678
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
(2)The $653.6 million redeemable equity represents ownership interest in each SPAC that is not owned by the TPG Operating Group and is presented separately from U.S. GAAP partners’ capital in the accompanying Condensed Consolidated Statements of Financial Condition.
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
The tables below present rollforwards of our total AUM for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in millions)
Balance as of Beginning of Period	$138,632	$126,704	$135,034	$113,618
Capital Raised	3,420	8,237	6,901	26,393
Realizations	(5,099)	(2,166)	(8,745)	(11,355)
Changes in Investment Value(1)	(824)	2,275	2,939	6,394
AUM as of end of period	$136,129	$135,050	$136,129	$135,050

___________
(1)Changes in investment value consists of changes in fair value, capital invested and available capital and other investment activities, including the change in net asset value of our hedge funds.
The following table summarizes our AUM by platform as of September 30, 2023 and 2022:

	September 30,
	2023	2022

	($ in millions)
Capital	$67,103	$67,917
Growth	23,819	21,790
Real Estate	18,280	19,771
Impact	17,984	15,811
Market Solutions	8,943	9,761
AUM as of end of period	$136,129	$135,050

AUM increased from approximately $135.0 billion as of December 31, 2022 to approximately $136.1 billion as of September 30, 2023. During the three months ended September 30, 2023, new capital of $3.4 billion was raised and primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform. Realizations totaled $5.1 billion and were primarily attributable to TPG AAF and Asia VI within the Capital platform and TRTX within the Real Estate platform. Increases in AUM were partially offset by portfolio depreciation of 1% recognized for the three months ended September 30, 2023.
During the nine months ended September 30, 2023, new capital of $6.9 billion was raised primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, TTAD II and LSI within the Growth platform, Rise III within the Impact platform and TGS within the Market Solutions platform. Realizations totaled $8.7 billion and were primarily attributable to TPG VI, TPG VIII, Asia VI and TPG AAF within the Capital platform and TREP III and TRTX within the

Real Estate platform. AUM also increased due to portfolio realized and unrealized appreciation of 5% recognized for the nine months ended September 30, 2023.
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
The table below present rollforwards of our FAUM for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in millions)
Balance as of Beginning of Period	$78,620	$67,128	$77,945	$60,094
Fee Earning Capital Raised(1)	2,124	14,587	3,998	22,862
Net Change in Actively Invested Capital(2)	(1,446)	(527)	(1,296)	(1,286)
Reduction in Fee Base of Certain Funds(3)	(354)	—	(1,703)	(482)
FAUM as of end of period	$78,944	$81,188	$78,944	$81,188

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
The following table summarizes our FAUM by platform as of September 30, 2023 and 2022:

	September 30,
	2023	2022

	($ in millions)
Capital	$36,342	$38,983
Impact	13,359	12,514
Real Estate	11,612	13,295
Growth	11,388	10,920
Market Solutions	6,243	5,476
FAUM as of end of period	$78,944	$81,188

FAUM increased from $77.9 billion as of December 31, 2022 to $78.9 billion as of September 30, 2023. The increase was related to fee earning capital raised activity totaling $4.0 billion primarily attributable to the subsequent closings of TPG IX, Asia VIII and THP II within the Capital platform, which were activated during the third quarter of 2022 and Rise III in the Impact platform, which was activated during the second quarter of 2022. The increase was also attributable to the activation of LSI in the Growth platform during the first quarter of 2023. These increases were partially offset by a $1.2 million decrease in actively invested capital related to TPG AAF. For the nine months ended September

30, 2023, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.33%.
Net Accrued Performance Allocations
Net accrued performance allocations represents both unrealized and undistributed performance allocations resulting from our general partner interests in our TPG funds.
The table below summarizes our net accrued performance allocations by fund vintage year and platform as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	($ in millions)
Fund Vintage
2017 & Prior	$314	$298
2018	43	54
2019	225	193
2020	81	62
2021	20	35
2022	9	1
Net Accrued Performance Allocations	$692	$643

	September 30, 2023	December 31, 2022

	($ in millions)
Platform
Capital	$375	$362
Growth	172	162
Impact	87	62
Market Solutions	35	27
Real Estate	23	30
Net Accrued Performance Allocations	$692	$643
Net accrued performance allocations were primarily comprised of TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V, Rise I and Rise II as of September 30, 2023 and TPG VII, TPG VIII, Asia VII and Growth IV as of December 31, 2022.
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
Performance Allocation Generating AUM totaled $91.3 billion and $85.3 billion as of September 30, 2023 and December 31, 2022, respectively. Across our TPG funds, Performance Allocation Eligible AUM totaled $118.8 billion and $121.0 billion as of September 30, 2023 and December 31, 2022, respectively.

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
The table below reflects AUM Subject to Fee Earning Growth by platform as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,373	$3,551
Growth	2,677	2,863
Real Estate	1,560	1,172
Market Solutions	868	1,573
Impact	725	939
Total AUM Not Yet Earning Fees	$9,203	$10,098

FAUM Subject to Step-Up:
Capital	$1,663	$2,129
Real Estate	—	777
Total FAUM Subject to Step-Up:	1,663	2,906
Total AUM Subject to Fee Earning Growth	$10,866	$13,004

As of September 30, 2023, AUM Not Yet Earning Fees was $9.2 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TAC+ and TREP III within the Real Estate platform and TPG Next within the Impact platform.
Associated with FAUM Subject to Step-Up, the management fee rate on undrawn commitments for these respective underlying TPG funds is 0.75% and the step-up to rate is 1.75% after capital is invested. FAUM Subject to Step-Up as of September 30, 2023 relates to TPG IX and THP II within the Capital platform.
Capital Raised
Capital raised is the aggregate amount of capital commitments raised by TPG’s investment funds and co-investment vehicles during a given period, as well as IPO and forward purchase agreements associated with our Public SPACs and private investment in public equity upon the consummation of a business combination associated with one of our Public SPACs. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$2,778	$6,163	$4,423	$14,598
Market Solutions	436	1,017	862	1,173
Impact	76	716	727	2,794
Growth	130	1	634	638
Real Estate	—	340	255	7,190
Total Capital Raised	$3,420	$8,237	$6,901	$26,393

Capital raised totaled approximately $3.4 billion for the three months ended September 30, 2023. This was primarily attributable to the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform during the three months ended September 30, 2023.
Capital raised totaled approximately $6.9 billion for the nine months ended September 30, 2023. This was primarily attributable to the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform, TTAD II and LSI within the Growth platform, Rise III within the Impact platform and TGS within the Market Solutions platform during the nine months ended September 30, 2023.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments that partners have committed to our funds and co-invest vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level financing arrangements; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of September 30, 2023 and 2022:

	September 30,
	2023	2022

	($ in millions)
Capital	$18,019	$23,413
Real Estate	8,142	8,457
Impact	6,288	7,294
Growth	4,009	3,933
Market Solutions	1,756	3,278
Available Capital	$38,214	$46,375

Available capital decreased from approximately $43.0 billion as of December 31, 2022 to approximately $38.2 billion as of September 30, 2023. The change was attributable to capital invested in TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform, Rise Climate within the Impact platform and Growth V within the Growth platform, partially offset by the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform, Rise III within the Impact platform, TTAD II and LSI within the Growth platform and TGS within the Market Solutions platform during the nine months ended September 30, 2023.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by TPG’s investment funds, co-investment vehicles and SPACs in conjunction with the completion of a business combination. It excludes hedge fund activity. Capital invested includes investments made using investment financing arrangements like credit facilities, as applicable. The table below presents capital invested by platform for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$3,735	$57	$5,524	$2,422
Impact	272	711	1,962	3,301
Real Estate	764	1,195	1,403	2,539
Growth	557	449	930	2,134
Market Solutions	209	105	813	410
Capital Invested	$5,537	$2,517	$10,632	$10,806

Capital invested was $5.5 billion for the three months ended September 30, 2023, which was primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, Growth V within the Growth platform and TREP IV within Real Estate platform.
Capital invested was $10.6 billion for the nine months ended September 30, 2023, which was primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform, Rise Climate within the Impact platform and Growth V within the Growth platform.
Realizations
Realizations represent the aggregate investment proceeds generated by our TPG investment funds and co-investment vehicles and Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	($ in millions)
Capital	$3,957	$735	$5,570	$6,667
Real Estate	892	552	2,276	1,927
Growth	138	629	516	1,932
Impact	40	201	245	468
Market Solutions	72	49	138	361
Total Realizations	$5,099	$2,166	$8,745	$11,355

Realizations totaled $5.1 billion for the three months ended September 30, 2023 and were primarily attributable to TPG AAF and Asia VI within the Capital platform and TRTX within the Real Estate platform.
Realizations were $8.7 billion for the nine months ended September 30, 2023 compared to $11.4 billion for the nine months ended September 30, 2022. This was primarily attributable to a higher pace of realization activities in TPG VI, TPG VIII, Asia VI and TPG AAF within the Capital platform and TREP III and TRTX within the Real Estate platform.

Fund Performance Metrics
Fund performance information for our investment funds as of September 30, 2023 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock” in our Annual Report.

The following tables reflect the performance of our funds as of September 30, 2023:

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Investor Net MoM(9)

	($ in millions)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,327	212	33,539	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,172	19,379	4,628	24,007	26%	2.3x	20%	1.9x
TPG VIII	2019	11,505	10,665	3,094	14,813	17,907	39%	1.7x	26%	1.4x
TPG IX	2022	10,516	3,570	—	3,954	3,954	NM	NM	NM	NM
Capital Funds		80,343	72,380	112,766	23,608	136,374	23%	1.9x	15%	1.7x
Asia Funds
Asia I	1994	96	78	71	—	71	(3)%	0.9x	(10)%	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,382	179	5,561	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,284	3,295	3,647	6,942	16%	2.1x	11%	1.7x
Asia VII	2017	4,630	4,349	2,212	5,592	7,804	23%	1.8x	14%	1.5x
Asia VIII	2022	4,299	1,183	—	1,271	1,271	NM	NM	NM	NM
Asia Funds		18,813	15,141	20,034	10,689	30,723	20%	2.1x	14%	1.7x
Healthcare Funds
THP I	2019	2,704	2,405	832	2,800	3,632	33%	1.5x	19%	1.3x
THP II	2022	2,373	899	—	1,076	1,076	NM	NM	NM	NM
Healthcare Funds		5,077	3,304	832	3,876	4,708	33%	1.5x	19%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,719	1	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	207	207	0%	1.0x	(1)%	1.0x
Continuation Vehicles		1,524	1,521	2,719	208	2,927	38%	1.9x	32%	1.8x
Platform: Capital (Excl-Legacy(15))		105,757	92,346	136,351	38,381	174,732	23%	1.9x	15%	1.7x
Legacy Funds
TES I	2016	303	206	227	165	392	26%	1.9x	18%	1.6x
Platform: Capital		106,060	92,552	136,578	38,546	175,124	23%	1.9x	15%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,864	44	1,908	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,733	574	5,307	22%	2.5x	16%	2.0x
Growth III	2015	3,128	3,364	4,667	2,284	6,951	26%	2.0x	18%	1.7x
Growth IV	2017	3,739	3,592	1,904	4,760	6,664	22%	1.8x	15%	1.5x
Gator	2019	726	686	661	583	1,244	32%	1.8x	25%	1.6x
Growth V	2020	3,558	2,825	348	3,772	4,120	29%	1.5x	18%	1.3x
Growth Funds		14,456	13,911	14,177	12,017	26,194	20%	1.9x	14%	1.6x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Investor Net MoM(9)

	($ in millions)
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	882	1,739	2,621	27%	1.7x	21%	1.5x
TTAD II	2021	3,198	1,632	—	1,776	1,776	8%	1.1x	2%	1.0x
Tech Adjacencies Funds		4,772	3,129	882	3,515	4,397	23%	1.4x	17%	1.3x
TDM	2017	1,326	569	—	1,153	1,153	22%	2.0x	18%	1.8x
LSI	2023	273	57	—	57	57	NM	NM	NM	NM
Platform: Growth (Excl-Legacy(15))		20,827	17,666	15,059	16,742	31,801	20%	1.8x	14%	1.5x
Legacy Funds
Biotech III	2008	510	468	1,114	265	1,379	17%	2.9x	12%	2.3x
Biotech IV	2012	106	99	121	1	122	7%	1.2x	2%	1.1x
Biotech V	2016	88	82	27	51	78	(1)%	1.0x	(5)%	0.8x
ART	2013	258	241	35	184	219	(1)%	0.9x	(5)%	0.7x
Platform: Growth		21,789	18,556	16,356	17,243	33,599	19%	1.8x	13%	1.5x
Platform: Impact
The Rise Funds
Rise I	2017	2,106	1,973	1,299	2,472	3,771	21%	1.9x	14%	1.5x
Rise II	2020	2,176	1,963	122	2,732	2,854	27%	1.5x	17%	1.3x
Rise III	2022	2,457	633	2	720	722	152%	1.4x	(47)%	0.8x
The Rise Funds		6,739	4,569	1,423	5,924	7,347	23%	1.7x	14%	1.4x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	428	25	335	360	(5)%	0.8x	(10)%	0.7x
Rise Climate	2021	7,268	3,351	185	4,121	4,306	49%	1.4x	21%	1.2x
TPG NEXT(19)	2022	510	—	—	—	—	NM	NM	NM	NM
Platform: Impact		15,471	8,481	2,001	10,380	12,381	23%	1.5x	13%	1.3x

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078	576	1,069	—	1,069	21%	1.9x	15%	1.6x
TREP II	2014	2,065	2,213	3,193	358	3,551	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,232	2,523	2,861	5,384	16%	1.4x	11%	1.2x
TREP IV	2022	6,820	1,361	208	1,153	1,361	(9)%	0.9x	(58)%	0.5x
TPG Real Estate Partners		13,685	8,382	6,993	4,372	11,365	22%	1.5x	14%	1.3x
TRTX(14)	2014	1,916	NM	NM	NM	NM	NM	NM	NM	NM
TAC+	2021	1,797	915	98	834	932	1%	1.0x	(3)%	1.0x
Platform: Real Estate		17,398	9,297	7,091	5,206	12,297	21%	1.4x	13%	1.3x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Investor Net MoM(9)

	($ in millions)
Platform: Market Solutions
NewQuest I(18)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(18)	2013	310	342	617	131	748	25%	2.3x	19%	1.8x
NewQuest III(18)	2016	541	542	391	510	901	15%	1.7x	9%	1.4x
NewQuest IV(18)	2020	1,000	811	117	1,048	1,165	26%	1.4x	14%	1.2x
NewQuest V(18)	2022	489	168	—	237	237	NM	NM	NM	NM
NewQuest Funds		2,730	2,154	1,892	1,926	3,818	36%	1.8x	23%	1.5x
TPEP Long/Short(13)	NM	NM	NM	NM	2,077	NM	NM	NM	NM	NM
TPEP Long Only(13)	NM	NM	NM	NM	1,834	NM	NM	NM	NM	NM
TSCF	2021	609	261	9	253	262	0%	1.0x	(1)%	1.0x
TGS(18)	2022	749	272	—	295	295	NM	NM	NM	NM
TPG TIGER(18)	2022	300	44	0	49	49	NM	NM	NM	NM
TPG TIGER 2(18)	2022	130	7	—	6	6	NM	NM	NM	NM
Platform: Market Solutions(12)		4,518	2,738	1,901	6,440	4,430	35%	1.7x	23%	1.4x

Discontinued Funds(16)		5,870	4,103	5,303	—	5,303	7%	1.3x	3%	1.1x
Total (excl-Legacy(15) and Discontinued Funds(16)		163,971	130,528	162,403	77,149	235,641	23%	1.9x	15%	1.6x
Total		$171,106	$135,727	$169,230	$77,815	$243,134	22%	1.9x	14%	1.6x
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

(13)As of September 30, 2023, TPEP Long/Short had estimated inception-to-date gross returns of 163% and net returns of 120%. These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee. Net performance assumes a 20% performance allocation. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
As of September 30, 2023, TPEP Long Only had estimated inception-to-date gross returns of 27% and net returns of 26%. These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities. Net performance assumes a 20% performance allocation, with the performance allocation only received upon outperforming the relevant benchmark. Performance results for a particular investor may vary from the performance stated as a result of, among other things, the timing of its investment(s) in TPEP Long Only, different performance allocation terms, different management fees, the feeder through which the investor invests and the investor’s eligibility to participate in gains and losses from “new issue” securities. Unrealized Value represents net asset value before redemptions.
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
(18)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of June 30, 2023. Accordingly, the fund performance information presented above for the funds does not reflect any fund activity for the quarter ended September 30, 2023 and therefore does not cover the same period presented for other funds. Any activity occurring during the quarter ended September 30, 2023 will be reflected in the performance information presented in future reporting.
(19)Certain funds recorded capital commitments prior to September 30, 2023, but were not activated or did not make their first investment. Therefore the only activity reflected in the track record with respect to these funds was the capital commitments.
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
The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	($ in thousands)
Net cash provided by operating activities	$1,232,558	$788,599
Net cash used in investing activities	(10,539)	(2,892)
Net cash used in financing activities	(1,104,857)	(705,787)
Net increase in cash and cash equivalents	117,162	79,920
Cash and cash equivalents, beginning of period	1,120,650	985,864
Cash and cash equivalents, end of period	$1,237,812	$1,065,784

As of September 30, 2023, our total liquidity was $2,604.5 million, comprised of $1,224.5 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,200.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $150.0 million of the 364-day revolving credit facility. Total cash of $1,237.8 million as of September 30, 2023 includes $646.7 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles. Total liquidity increased by $766.9 million, or 42%, relative to $1,837.5 million as of December 31, 2022. This was the result of the amendment and restatement of our Senior Unsecured Revolving Credit Facility, which increased revolving credit commitments thereunder by $500.0 million, and a $117.0 million net increase in cash and cash equivalents, primarily due to $1,232.6 million of cash provided by operating activities, partially offset by $1,104.9 million of net cash used in financing activities and $10.5 million of net cash used in investing activities.
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
Operating activities provided $1,232.6 million and $788.6 million of cash for the nine months ended September 30, 2023 and 2022, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $651.0 million and $1,066.9 million for the nine months ended September 30, 2023 and 2022, respectively. This was partially offset by changes in operating assets and liabilities for the nine months ended September 30, 2023 and 2022, respectively.
Investing Activities
Our investing activities primarily consist of lending to affiliates and capital expenditures. The primary sources of cash within the investing activities section include cash received from notes receivable from affiliates. The primary uses of cash within the investing activities section includes capital expenditures and cash advances on notes receivable from affiliates.
Investing activities used $10.5 million and $2.9 million of cash during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, cash used by investing activities is primarily related to capital expenditures. During the nine months ended September 30, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates.
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
Financing activities used $1,104.9 million and $705.8 million of cash during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, cash used in financing activities primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemption of the outstanding YTPG and AFTR Class A Ordinary Shares, which were funded by our Assets held in Trust Account. Cash used in financing activities during nine months ended September 30, 2022 primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Subordinated Credit Facility, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022.

Credit Facilities
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of TPG Operating Group. In August 2023, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2024 to August 2025. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term Secured Overnight Financing Rate (“SOFR”) rate plus a 0.10% per annum adjustment and 2.25%.
During the nine months ended September 30, 2023, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at September 30, 2023.
364-Day Credit Facility
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in U.S. Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in U.S. Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans.
The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility.
During the nine months ended September 30, 2023, the subsidiary borrowed and made repayments of $150.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at September 30, 2023.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of September 30, 2023, we were in compliance with these covenants and conditions.

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
In September 2023, we entered into a sixth amendment and restatement of its senior unsecured revolving credit facility to, among other things, (i) extend the maturity date of the revolving credit facility from July 15, 2027 to September 26, 2028; (ii) increase the aggregate revolving commitments thereunder from $700.0 million to $1.2 billion; (iii) increase the commitment increase cap thereunder from $1.0 billion to $1.5 billion; (iv) increase the required minimum amount of fee generating assets under management thereunder; (v) provide for an 18 month timeline for establishing, at the option of the borrower, specified key performance indicators with respect to certain environmental, social and governance targets to qualify for interest rate adjustments; (vi) provide for additional flexibility with respect to internal reorganizations; and (vii) conform the credit facility to accommodate for the Angelo Gordon Acquisition.
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
During the nine months ended September 30, 2023, we made no borrowings or repayments on the Senior Unsecured Revolving Credit Facility, resulting in a balance of zero outstanding at September 30, 2023. As of September 30, 2023, $1,200.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
On October 30, 2023, we drew $470.0 million under our Senior Unsecured Revolving Credit Facility to partially fund the cash consideration of the Transaction described in Note 3 “Acquisitions,” to the Condensed Consolidated Financial Statements.

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
In September 2023, we entered into an amendment and restatement of its senior unsecured term loan agreement (the “Amended Senior Unsecured Term Loan Agreement”) to, among other things, (i) extend the maturity date of the term credit facility from December 2, 2024 to March 31, 2026; (ii) increase the required minimum amount of fee generating assets under management thereunder; (iii) provide for additional flexibility with respect internal reorganizations; and (iv) conform the credit facility to accommodate for the acquisition of Angelo Gordon.
Principal amounts outstanding under the amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
As of September 30, 2023, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	2028 and Thereafter
Operating lease obligations	$155,584	$7,566	$24,383	$19,152	$20,401	$18,967	$65,115
Debt obligations(1)	450,000	—	—	—	200,000	—	250,000
Interest on debt obligations(2)	328,414	10,152	26,077	26,041	16,242	13,035	236,867
Capital commitments(3)	376,861	376,861	—	—	—	—	—
Total contractual obligations	$1,310,859	$394,579	$50,460	$45,193	$236,643	$32,002	$551,982
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
Additional Contingent Obligations
As of September 30, 2023 and December 31, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $60.4 million related to STAR and Asia V, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of September 30, 2023 and December 31, 2022 would be $1,772.1 million and $1,869.4 million, respectively.
As of September 30, 2023 and December 31, 2022, we had guarantees outstanding totaling $89.0 million and $100.8 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $171.7 million and $163.7 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Board of Directors.

Date Declared	Record Date	Payment date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
Total 2023 Dividend Year (through Q3 2023)			$0.90
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Policies
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended September 30, 2023. For additional information, refer to our Annual Report.
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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On November 1, 2023, the Company completed its acquisition (the “Transaction”) of Angelo Gordon, pursuant to the terms and conditions set forth in the Transaction Agreement, dated May 14, 2023 (as amended), by and among the TPG Parties and Angelo Gordon Parties.
The Transaction may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits. Additionally, as a result of the completion of the Transaction, we expect to be subject to new or varying risks relating to our combined business.
While we expect the Transaction to benefit the Company and its stockholders, the completion of the Transaction also exposes our business to new and varying risks. We also cannot assure you that we will be able to successfully integrate Angelo Gordon or otherwise realize the expected benefits of the Transaction. The success of the Transaction depends on, among other things, our ability to:
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
In addition, other events outside of our control, including, but not limited to, political climate, macroeconomic events, and regulatory or legislative changes, including in jurisdictions in which TPG has not historically operated, could limit our ability to realize the anticipated benefits from the Transaction.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

2.2*
Amendment No. 1 to the Transaction Agreement, dated October 3, 2023, among TPG Operating Group II, L.P., AG GP, LLC and API Representative, LLC (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, filed on November 2, 2023.

2.3*
Amendment No. 2 to the Transaction Agreement, dated October 31, 2023, among TPG Inc., TPG Operating Group II, L.P., TPG GP A, LLC (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, filed on November 2, 2023).

3.1*	Amended and Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 12, 2023).
3.2*	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
10.1*
Sixth Amended and Restated Credit Agreement, dated as of September 26, 2023, among TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 27, 2023).

10.2*
Second Amended and Restated Credit Agreement, dated as of September 26, 2023, among TPG Operating Group II, L.P. as borrower, TPG Operating Group I, L.P., TPG Holdings II Sub, L.P., TPG Operating Group III, L.P., as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on September 27, 2023).

10.3*
Amended and Restated Investor Rights Agreement, dated November 1, 2023, among TPG Inc., TPG GP A, LLC, Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC.(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.4*
Amended and Restated Exchange Agreement, dated November 1, 2023, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG OpCo Holdings, L.P., Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC.(incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.5*
Amended and Restated Tax Receivable Agreement, dated November 1, 2023, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group II, L.P., TPG GP A, LLC, Alabama Investments (Parallel), LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.6*
Second Amended and Restated Limited Liability Company Agreement of TPG GP A, LLC, dated November 1, 2023, among TPG Partners, LLC and the members of TPG GP A, LLC party thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on November 2, 2023).

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

Date: November 7, 2023

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)