Form 10-K
period 2023-12-31
TPG Inc.
filed 2024-02-23
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41222
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2023 was $1,928.6 million.
As of February 20, 2024, there were 74,762,397 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 281,657,626 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of the shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include, but are not limited to, statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding expected growth, future capital expenditures, fund performance, dividends and dividend policy and debt service obligations, such as those contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits of the acquisition of Angelo Gordon (as defined herein); purchase price adjustments; unexpected costs related to the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On November 1, 2023, TPG Inc., TPG Operating Group II, L.P., an indirect subsidiary of TPG Inc., and certain of their affiliated entities (collectively, the “TPG Parties”) completed the acquisition (the “Acquisition”) of Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partners, L.P. (collectively, the “Angelo Gordon Parties”) pursuant to the terms and subject to the conditions set forth in the Transaction Agreement, dated as of May 14, 2023, by and among the TPG Parties and the Angelo Gordon Parties. Accordingly, the results of TPG Angelo Gordon included in our consolidated results of operations are from November 1, 2023 through December 31, 2023.
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
•our ability to incorporate TPG Angelo Gordon into the Company and achieve the intended benefits of the Acquisition;
•our execution of new investment strategies or expansion into new markets and businesses;
•increasing scrutiny from fund investors and regulators on ESG (as defined herein) matters;
•the variability of part of our revenue, earnings and cash flow;
ii

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
•“Acquired Interests” refers to all of the outstanding limited partnership interests in AG OpCo and AG CarryCo (each as defined herein), as well as all the outstanding limited liability company interests in AG GP, LLC and limited partnership interests in AG Partner Investments, L.P. acquired in connection with the Acquisition.
•“Angelo Gordon” refers, collectively, to Angelo, Gordon & Co., L.P. (“AG OpCo”) and AG Funds L.P. (“AG CarryCo”), each a Delaware limited partnership. Following the closing of the Acquisition, we refer to Angelo Gordon as “TPG Angelo Gordon.”
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
•“Common Unit” refers to a common unit in the TPG Operating Group.
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
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
•“Promote Unit” refers to a promote unit in TPG Operating Group, which entitles the holder to certain distributions of performance allocations received by TPG Operating Group.

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
•“Securities Act” refers to the Securities Act of 1933, as amended.
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
•“Tax Receivable Agreement" refers to the Amended and Restated Tax Receivable Agreement entered into by TPG Inc. and the other parties thereto on November 1, 2023.
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
•“TPG Operating Group” refers (i) for periods prior to giving effect to the Reorganization (as defined herein), to the TPG Operating Group partnerships and their respective consolidated subsidiaries; (ii) for periods beginning after giving effect to the Reorganization through November 1, 2023, (A) to the TPG Operating Group partnerships and their respective consolidated subsidiaries and (B) not to RemainCo and (iii) for periods after November 1, 2023, to TPG Operating Group II, L.P., a Delaware limited partnership, and its respective consolidated subsidiaries, including TPG Operating Group I, L.P. and TPG Operating Group III, L.P.
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

•“Transaction Agreement” refers to that certain transaction agreement dated as of May 14, 2023, by and among TPG, the TPG Operating Group, GP LLC, Angelo Gordon and certain of its affiliated entities, as amended on October 3, 2023 and October 31, 2023.
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Investor Net MoM,” and related terms, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Accrued Performance Allocations—Fund Performance Metrics.”

PART I
Item 1. Business
Overview
TPG is a leading global alternative asset manager with $221.6 billion in assets under management (“AUM”) as of December 31, 2023. We have built our firm through more than 30 years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of investment platforms that position us well to continue generating sustainable growth across our business.
We primarily invest in complex asset classes such as private equity, credit, real estate and public market strategies, which is distinct from most other asset managers that invest only in traditional asset classes such as stocks, bonds or commodities. We have constructed a high-quality base of assets under management within highly attractive sub-segments of the alternative asset management industry. The strength of our investment performance, our ability to innovate within our business and our focus on strategic, inorganic growth has led to consistent historical growth in our assets under management, all on a scaled infrastructure that gives our business a high degree of operating leverage. From 2019 to December 31, 2023, our assets under management have grown 160.7% from $85.0 billion to $221.6 billion. The following table presents AUM over the last five years:

Assets Under Management
($ in Billions)
2019	$85
2020	90
2021	114
2022	135
2023	222
As of December 31, 2023, we employed approximately 1,850 people, including over 650 investment and operations professionals, in offices across 16 countries, providing us with a substantial global footprint and network. Our investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide pattern recognition. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include over 300 active portfolio companies, over 300 real estate properties and over 5,000 credit positions across more than 30 countries.
Our firm consists of six multi-strategy investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) TPG Angelo Gordon, (5) Real Estate and (6) Market Solutions. We have developed our investment platforms organically over time by identifying areas where our track record and thematic depth provide opportunities to create differentiated solutions to address market needs. We have also grown inorganically, including through our acquisition on November 1, 2023 of Angelo Gordon, an alternative investment firm focused on credit and real estate investing.

| | Capital | Growth | Impact | TPG Angelo Gordon | | Real Estate | Market Solutions |
|---|---|---|---|---|---|---|---|
| | | | | **Credit** | **Real Estate** | | |
| **Platforms** | Large-scale, control-oriented private equity investing platform | Growth equity and middle market private equity investing platform | Private equity investing platform focused on achieving both societal and financial outcomes | Expansive yield opportunities across the credit spectrum | Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions | Real estate investing platform | Differentiated strategies built to address specific market opportunities |
| | **$71.3 billion** AUM | **$26.5 billion** AUM | **$19.1 billion** AUM | **$59.6 billion** AUM | **$18.3 billion** AUM | **$17.9 billion** AUM | **$8.9 billion** AUM |
| **Products** | TPG Capital<br>TPG Asia<br>TPG Healthcare Partners<br>Continuation Vehicles | TPG Growth<br>TPG Tech Adjacencies<br>TPG Digital Media<br>TPG Life Sciences Innovation | The Rise Funds<br>TPG Rise Climate<br>Evercare<br>TPG NEXT | TPG AG Credit Solutions<br>TPG AG Structured Credit & Specialty Finance<br>TPG AG Middle Market Direct Lending<br>TPG AG CLOs<br>TPG AG Multi-Strategy | TPG AG U.S. Real Estate<br>TPG AG Asia Real Estate<br>TPG AG Europe Real Estate<br>TPG AG Net Lease | TPG Real Estate Partners<br>Real Estate Thematic Advantage Core Plus<br>TPG RE Finance Trust (TRTX)<br>TPG Real Estate Credit Opportunities (TRECO) | Public Market Investing<br>Capital Markets<br>Private Market Solutions |

_________________
Note: AUM as of December 31, 2023.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. Our Capital platform funds are organized in four primary products: (1) TPG Capital, (2) TPG Asia, (3) TPG Healthcare Partners and (4) Continuation Vehicles.
The following table presents certain data about our Capital platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$71	$39	10	$17	130
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $41.8 billion in assets under management and 83 investment professionals around the world as of December 31, 2023. TPG Capital seeks to invest through leveraged buyouts and large-scale growth equity investments in market leaders with fundamentally strong business models which are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through operational improvements, by investing in organic and inorganic growth, and by leveraging our human capital team to upgrade or enhance our management teams and boards.

Product: TPG Asia
TPG Asia consists of 47 investment professionals focused on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $21.8 billion in assets under management as of December 31, 2023. Our distributed regional footprint has provided a foundation to pursue the region’s highly attractive investing opportunities with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing vehicle. Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in four primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Digital Media and (4) TPG Life Sciences Innovation.
The following table presents certain data about our Growth platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$27	$12	10	$5	47
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $17.0 billion in assets under management and 47 dedicated investment professionals as of December 31, 2023. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $6.7 billion in assets under management as of December 31, 2023, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors looking for liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
Product: TPG Digital Media
TPG Digital Media, or “TDM”, is a flexible source of capital to pursue opportunities to invest in digital media. TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes.

Product: TPG Life Sciences Innovation
TPG Life Sciences Innovation, or “LSI”, is a new product which will invest in the life sciences sector in novel therapeutics as well as digital health, medical devices, diagnostics, and tech-enabled services. LSI will invest across different therapeutic areas and stages from company creation to IPO, and will leverage TPG’s broad experience in the healthcare sector.
Platform: Impact
Our multi-fund Impact platform pursues both competitive financial returns and measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of stakeholders:
• Y Analytics: A public benefit organization that is wholly owned by TPG and which we founded to provide impact research and rigorous assessment measures for impact investments, and today functions as TPG’s firm-wide ESG and impact performance arm.
• The TPG Rise Global Advisory Board: A group of experienced investors and global thought leaders with a deep personal and professional commitment to driving social and environmental change.
• The TPG Rise Climate Coalition: A partnership between TPG and 28 leading global corporations to identify and share best practices for considering climate solutions investment opportunities through TPG Rise Climate.
Based on our investment strategy, we believe our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in four primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) Evercare and (4) TPG NEXT.
The following table presents certain data about our Impact platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$19	$14	6	$5	60
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with $8.7 billion in assets under management and 27 dedicated investment professionals as of December 31, 2023. The Rise Fund’s core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and invest globally.
Product: TPG Rise Climate
TPG Rise Climate is our dedicated climate impact investing product. TPG Rise Climate has raised $7.3 billion in total commitments, and is innovative in matching significant capital from traditional limited partners with over $2.6 billion in commitments from 28 leading global corporations. In addition to committing capital to the fund, the companies joined TPG in forming the TPG Rise Climate Coalition, an effort focused on identifying and sharing best practices for considering investment opportunities, among the corporate group and more broadly across the TPG Impact platform. TPG Rise Climate’s core areas of focus include energy transition, green mobility, sustainable fuels, sustainable materials and products and carbon solutions.
Product: Evercare
The Evercare Health Fund (“Evercare”) is an emerging markets healthcare fund that is striving to provide affordable, high-quality healthcare in emerging markets. Evercare’s investments are integrated under a common operating platform, The Evercare Group, an integrated healthcare delivery platform in emerging markets across Africa and South Asia, including India, Pakistan, Bangladesh, Kenya and Nigeria.

Product: TPG NEXT
TPG NEXT is designed to support the next generation of diverse alternative asset managers. TPG announced the launch of the TPG NEXT fund in 2022 to seed new managers, strengthen their access to capital, offer business building expertise and provide strategic advisory support to talent that is chronically underrepresented in alternative asset management. TPG NEXT began investing in 2023 and aims to increase the number of diverse-led firms in alternative assets, furthering an effort we began in 2019 with our investments in Harlem Capital and VamosVentures.
Platform: TPG Angelo Gordon
TPG AG Credit
TPG Angelo Gordon’s alternative credit products (collectively referred to as “TPG AG Credit”) are: (1) TPG AG Credit Solutions, (2) TPG AG Structured Credit & Specialty Finance, (3) TPG AG Middle Market Direct Lending, (4) TPG AG Collateralized Loan Obligations (“CLOs”), and (5) TPG AG Multi-Strategy. TPG AG Credit’s capabilities span private and tradeable credit across corporate and asset-backed markets.
The following table presents certain data about our TPG AG Credit platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$60	$40	73	$7	141
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $12.9 billion in assets under management and 21 investment professionals as of December 31, 2023, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. We employ what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through its Credit Solutions and Essential Housing closed-ended funds, as well as its Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through Mortgage Value Partners Fund, an open-ended hedge fund, the Asset Based Credit Fund, a closed-ended fund, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), an externally-managed, publicly traded residential mortgage real estate investment trust focused on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. As of December 31, 2023, TPG AG Structured Credit & Specialty Finance had $15.8 billion in assets under management and 30 investment professionals.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending, Twin Brook Capital Partners, focuses on sourcing, underwriting and actively managing a diversified portfolio of middle market, floating rate, senior secured loans, including revolvers, first lien debt and, opportunistically, second lien debt. As a direct lender to private equity sponsored middle market companies, the product focuses on opportunities where we can receive a pricing premium relative to broadly syndicated loans and relies on ongoing borrower support from sponsors. TPG AG Middle Market Direct Lending includes the MMDL closed-ended fund series, as well as a public, non-traded business development company (“BDC”), AG Twin Brook Capital Income Fund

(“TCAP”). As of December 31, 2023, TPG AG Middle Market Direct Lending had $20.6 billion in assets under management and 70 investment professionals.
Product: TPG AG CLOs
TPG AG CLOs, with $8.4 billion in assets under management and 14 investment professionals as of December 31, 2023, invests predominantly in non-investment grade senior secured bank loans. TPG AG issues U.S. CLOs investing predominantly in U.S. dollar-denominated loans, and Euro CLOs investing predominantly in Euro-denominated loans and secured bonds. TPG AG CLOs include performing credit bespoke vehicles, collateralized loan obligation (“CLO”) funds and direct investment in the tranches of Northwoods CLOs.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.0 billion in assets under management and 6 investment professionals as of December 31, 2023, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including its Super Fund (“Super Fund”), in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds; residential, consumer and asset-based loans and securities; hybrid instruments; and derivative securities, including currency and interest rate hedges.
TPG AG Real Estate
TPG Angelo Gordon’s real estate products (collectively referred to as “TPG AG Real Estate”) are (1) TPG AG U.S. Real Estate, (2) TPG AG Asia Real Estate, (3) TPG AG Europe Real Estate, and (4) TPG AG Net Lease. TPG AG Real Estate products in the United States, Asia and Europe primarily focus on the acquisition of equity interests of underperforming and undervalued assets in the United States, Asia and Europe, where we employ our opportunistic and value-add strategies to improve performance. TPG AG Net Lease primarily invests in single tenant commercial real estate acquired in simultaneous sale-leaseback transactions.
The following table presents certain data about our TPG AG Real Estate platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$18	$14	26	$7	85
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.8 billion in assets under management, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors. As of December 31, 2023, TPG AG U.S. Real Estate had 28 real estate investment professionals in New York, Los Angeles and Bethesda focused by region and working with a network of over 90 local operating partners.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.3 billion in assets under management, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments, primarily created through lack of real estate expertise, illiquidity or distress in many Asian markets. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types. As of December 31, 2023, TPG AG Asia Real Estate had 20 real estate investment professionals in Hong Kong, Seoul and Tokyo working with a network of over 55 local operating partners.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.1 billion in assets under management, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. Business plans may range from modest lease-up and operational improvement to more significant value-add strategies, which may require complete capital restructuring or asset repositioning to stabilize. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types. As of December 31, 2023, TPG AG Europe Real Estate had 20 real estate investment professionals in London, Milan, Amsterdam and Frankfurt working with a network of 50 local operating partners.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.0 billion in assets under management, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico. As of December 31, 2023, TPG AG Net Lease had 17 investment professionals across New York and London.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. We invest in real estate through four primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus, (3) TPG RE Finance Trust, Inc. and (4) TPG Real Estate Credit Opportunities.
The following table presents certain data about our Real Estate platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$18	$11	4	$8	53
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.3 billion in assets under management, focuses on acquiring and building platforms rather than investing on a property-by-property basis, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.7 billion in assets under management, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally-managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of December 31, 2023, the TRTX loan investment portfolio consisted of 53 first mortgage loans (or interests therein) and total loan commitments of $3.7 billion.

Product: TPG Real Estate Credit Opportunities
TPG Real Estate Credit Opportunities (TRECO) is our opportunistic, real estate credit strategy targeting risk-adjusted returns through investments primarily in real estate-related high-yield senior and subordinate loans and securities. TRECO focuses on select sectors and geographies where we have distinct expertise informed by our longstanding practice around theme development. The fund has a flexible mandate and will aim to invest opportunistically across the credit spectrum.
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of December 31, 2023 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$9	$6	10	$2	46
Product: TPG Public Equities
TPEP seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP currently manages a $2.1 billion long / short fund and a $1.9 billion long-only fund, both of which are managed with broad, opportunistic mandates.
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
• Equity Capital Markets: (i) Act as lead advisor and underwriter on capital raises and the monetization of our ownership stakes in the public equity markets, including initial public offerings, follow-on offerings, equity-linked products and subsequent realizations and (ii) provide dual-track and structured equity solutions advisory, among other services.
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In 2023, 2022 and 2021, our capital markets business drove $113.1 million, $117.4 million and $104.9 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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

NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With an investment team of approximately 30 professionals and $3.0 billion in assets under management as of December 31, 2023, NewQuest is principally focused on complex secondary transactions.
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
Organizational Structure
The following diagram provides a simplified illustration of our organizational structure as of December 31, 2023. Certain entities depicted below may be held through intervening entities not shown in the diagram.

TPG Partners / TPG Partner Vehicles / GP LLC[1]
Public Shareholders
Certain Other Investors[2]
Voting and Nonvoting Class A Common Stock
Class A and Class B Common Stock
TPG Inc. (NASDAQ: TPG)
Wholly-Owned Subsidiaries
Common and Promote Units
Common Units
Common Units
TPG Operating Group

___________
(1)GP LLC (as defined herein) is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried. GP LLC owns the entity that serves as the general partner of the entity that holds 100% of the shares of Class B common stock outstanding.
(2)Includes pre-IPO investors and Angelo Gordon founder partners.

Environmental, Social and Governance (“ESG”)
We have a longstanding practice of integrating material ESG factors into our investment process. Reflecting an enduring commitment to build strong, sustainable companies, we adopted our first ESG policy in 2012, became a signatory to the UN Principles for Responsible Investment in 2013, became a supporter of the Taskforce on Climate-Related Financial Disclosures in 2019, and are a supporter of the Sustainability Accounting Standards Board (SASB, now part of IFRS Foundation). Each year, we seek to continue to deepen the analysis-driven insights from the integration of ESG factors into our investment processes and operating philosophy where we believe these efforts can contribute to value creation and risk mitigation.
Y Analytics is our purpose-built capability to understand and inform decision making about the environmental and social impacts of deployed capital. The Y Analytics team supports TPG, our funds and our portfolio companies by assessing and advising on risk management and value creation through ESG performance. It was created in 2018 to conduct impact assessments and measure ESG performance for the Rise Fund, but it has expanded to also provide leadership and support to our investment professionals on ESG topics throughout the lifecycle of investments. ESG considerations are reflected in a variety of components of our investment due diligence processes. Our goal in conducting ESG assessments is to use financially material, investment-specific sustainability risk and performance factors and indicators to determine the potential for ESG-related risk and value creation, and to support a holistic understanding and appropriate discussion of these findings during investment decision-making and post-closing.
In addition to investment-specific support, Y Analytics leads our ESG Strategy Council, which is comprised of members of our investment teams as well as representatives from Y Analytics and multiple other functions, including Legal and Compliance, Human Capital and Operations. Our commitment to ESG is also supported by our cross-functional Diversity, Equity and Inclusion Council and Cybersecurity Steering Committee. ESG matters are brought before our board of directors on a periodic basis. We also seek to advance ESG and impact-related priorities through firm initiatives and investment-related actions, including:
Portfolio Board Diversity: Consistent with our core value of promoting diversity, equity and inclusion, we support the diversity of our portfolio company boards.
Employee Ownership: Across our investing platforms, a range of our portfolio companies have established incentive profit-sharing programs to create economic opportunity for employees and deliver recruiting, retention and productivity benefits to companies. In 2022, we became a founding member of Ownership Works, a non-profit advancing shared ownership programs, and continue to implement Ownership Works programs in our portfolio where appropriate.
Climate Change Action: We have long recognized the importance of considering the opportunities and financially material risks posed by climate change. Our climate strategy includes understanding our firm-wide operational and financed emissions and physical and transition-related risks in our portfolio.
We have analyzed, verified and publicly reported our firm-wide operational emissions for each year since 2019. Our operational emissions footprint includes the emissions associated with our firm’s offices and our employees’ activities (Scope 1, Scope 2 and certain categories of Scope 3 emissions). In addition to evaluating operational emissions reduction opportunities on an ongoing basis, we have purchased carbon credits we believe to be high-quality to address our measured and verified emissions in each verified year. We intend to continue this process for 2023, for which emission measurement is subject to ongoing verification, as a complementary component of our broader climate strategy. We do not deduct these purchased credits from our reported emissions.
We also provide support to investment professionals and certain portfolio companies regarding climate resilience and decarbonization aligned with their business strategies – either through direct advisory support or through reference to our external network of advisors and consultants.
Creating Innovative Platforms: A key reflection of our commitment to environmental and social impact has been our creation of leading platforms for pursuing investments in companies that deliver a positive impact in addition to financial returns. These have included: The Rise Fund, which launched in 2016 and raised its successor funds in 2020 and 2023; TPG Rise Climate, which launched in 2021; Evercare, which has been part of TPG since 2019; and TPG NEXT, which made its first balance sheet investments in 2019 and launched in 2023. This work plays an important role in seeking to bring scaling capital to environmentally and socially beneficial solutions beyond the venture stage.

See “—Platforms—Platform: Impact” for further discussion of these platforms.
Human Capital Resources
The quality of our investments and our ability to build great companies depends on the caliber of our people. Our people are one of our core strengths and principal reasons for our success. They are the key to our culture of integrity, innovation and collaboration. We aim to foster a welcoming and inclusive work environment with opportunities for growth and development to attract and retain a high-performing team. As of December 31, 2023, we have approximately 1,850 full-time employees, including over 650 investment and operations professionals, over 970 non-investment and fundraising professionals, and more than 200 support staff, located in offices across Asia-Pacific, Europe, the Middle East, and North America.
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
Employees who joined the firm as part of the acquisition of Angelo Gordon participated in a separate annual performance review process for 2023 and will begin to transition to our 360 review process in 2024.
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
In addition to our learning initiatives, we provide our employees access to e-learning resources that have been curated based on our analysis of performance review data. These curated learning paths align with our internal performance management competencies, including risk management, DEI and specific functional knowledge. In furtherance of our goal of developing an inclusive workforce, over the past few years we have held firmwide training on unconscious bias, allyship, harassment awareness and prevention. Our harassment awareness and prevention training also covers protocols for bystander intervention. Employees who joined the firm as part of the acquisition of Angelo Gordon participated in harassment awareness and prevention training in 2023 in jurisdictions where it is required, and all employees have access to the online training throughout the year.
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
Advancing Diversity, Equity and Inclusion
We believe that the quality of our investments and our ability to build great companies depend on the originality of our insights. Promoting diversity, equity and inclusion is one of our core values, which is embedded into the highest levels of our firm and by our DEI Council. The DEI Council is a 15-member partner steering committee led by our President and the Co-Managing Partner of Capital and our Head of Y Analytics. Our actions include investing in diverse-led investment managers and investing in our people:
Investing in Diverse-led Investment Managers: We launched TPG NEXT to seed new managers, strengthen their access to capital, offer business building expertise and provide strategic advisory support to talent that is chronically underrepresented in alternative asset management. The strategy aims to increase the number of diverse-led firms in alternative assets, aligning the industry more closely with broader demographic trends. TPG NEXT leverages the full TPG ecosystem by combining capital, operating expertise and the broad reach of its network to help underrepresented founders and teams build businesses for the future. The firm began investing in diverse managers in 2019 and in 2023, we announced the launch of the inaugural TPG NEXT fund, which is designed to back the next generation of underrepresented alternative asset managers. TPG Next continues to raise third-party capital to invest in what we believe are compelling opportunities set across the diverse manager landscape.
Investing in Our People: In addition to the work of our DEI Council, we strive to ensure that our DEI strategy is embedded in the key pillars of our firm’s talent strategy, including recruiting, employee retention and employee development. From a diversity recruiting perspective, we have enhanced our collaborations with key external organizations to diversify our sourcing and networks. As a result, 71% and 69% of global new hires that we recruited during each of the years ended December 31, 2023 and 2022, respectively, are racially or ethnically diverse, gender diverse or identify as LGBTQ+.
Employee retention also is a key part of our DEI strategy and efforts. Our people are encouraged to engage with and support one another through our six affinity groups, which include Asian, Black, Hispanic/Latino, LGBTQ+, Veterans and Women groups, that were formed to cultivate and retain a diverse, equitable and inclusive workforce. Partner-sponsored initiatives, such as our Associate Mentoring Program, Women’s Mentoring Program and Diversity Roundtable discussions, are critical ways for us to ensure an inclusive employee experience. With respect to employee development, we proactively build a diverse pipeline at all levels of the firm and actively identify talented diverse employees early in their careers. We seek to ensure that their careers are proactively managed and that they are developed for future opportunities. For our annual performance processes over the last four years, 53% of our promotes below partner level, in addition to 33% of our partner promotes, have been racially or ethnically diverse, gender diverse or identify as LGBTQ+.
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

Our investment professionals are actively involved in the investment process. Generally, they directly or indirectly lead with identifying, evaluating, structuring, performing diligence, conveying terms, executing, monitoring and exiting investments. We strive to be creative and look for deals in which we can leverage our competitive advantages and sector and geographical experience. Our investment professionals perform significant research into each prospective investment, including, based on the type of investment a review of the prospective investment’s performance, projection, market position, capital structure, financial statements, comparisons of other public and private companies and comparative transactions and relevant industry and market data. For our private equity investments, the due diligence effort also typically includes on-site visits, interviews and meetings with management, research, evaluation and analyses related to the potential investment’s industry, markets, products and services, and competitive positioning, and background checks of the management team.
For our businesses with an investment review committee, our investment professionals submit investment opportunities and analysis for review and consideration. The investment review committees are generally comprised of senior leaders and investment professionals of the applicable platform, and in many cases, senior leaders of the firm. The process involves detailed review of the transaction and investment thesis, business, risk factors and diligence issues, as well as financial models. Considerations involved when evaluating an investment may include, depending on the nature of the investing business and its strategy, the quality, market position and growth potential of the target company or asset in which the fund proposes to invest, the quality and reputation of the target company’s management team, the sale process for such target company or asset, likely exit strategies and factors that could reduce the value of the target company or asset at exit, the target company or asset’s size and sensitivity to cash flow generation, the portfolio fit and macroeconomic trends in the relevant geographic region or industry.
After discussing the proposed deal with the deal team, the applicable investment review committee will decide whether to give its preliminary approval to the deal team to continue evaluating and performing diligence on such potential investments and will direct the team on conveying necessary terms. The applicable investment review committee may conduct several meetings to consider a particular deal. Both at such meetings and in other discussions with the deal team, the applicable investment review committee will direct our investment professionals on terms, strategy, process and other important considerations.
Existing investments are reviewed and monitored on a regular basis by investment professionals and with routine investment performance reporting to senior leaders of the applicable platforms. In addition, where applicable, our investment professionals and portfolio operations teams work directly with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. Our investment professionals are also responsible for making recommendations with respect to when and how to exit an investment to maximize value for our investors.

Structure and Operation of Our Funds
Structure and Management of Investment Vehicles
We manage most of our funds and other similar private vehicles primarily by organizing a limited partnership or other limited liability entity to serve as the general partner of a limited partnership (a fund) organized by us to accept investors’ commitments. Investors in our funds generally make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. We and our affiliates generally also make a commitment to our funds, which can be as much as 5% of the fund’s total limited partner capital commitments. Fund commitments are generally available for investment and other fund purposes during what we call the investment period or commitment period, which typically runs six or fewer years for each fund. After that time, commitments may be used for follow-on investments and other fund purposes. In the case of our separately managed accounts, primarily related to TPG Angelo Gordon, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. For most of our historic TPG funds, as each investment is realized, these funds first return the capital related to that investment, any previously realized or written down investments and certain fund expenses to fund investors and the general partner. The general partners of our historic TPG funds are then generally entitled to a performance allocation of 20% of the remaining profits, subject to preferred returns or high watermarks, where applicable. The general partners of the TPG Angelo Gordon funds are generally entitled to a performance allocation of up to 20% after a catch-up allocation, subject to preferred returns or high watermarks, where applicable. Certain funds may make distributions to the general partner to provide the general partner with cash sufficient to pay applicable federal, state and local tax liabilities to the extent distributions from such funds for the relevant year were otherwise insufficient to cover such tax liabilities.
Our private investment funds typically have a term of six to ten years or more, subject to the potential for extensions with investor consent. Dissolution of certain of those funds may be accelerated upon a vote of investors (often 75% in interest, with a simple majority sufficing for some funds) not affiliated with us and terminated upon the occurrence of certain other specified events. Ownership interests in most of our private funds are not, however, subject to redemption prior to termination of the funds. Our TPEP funds are structured as funds where the investor’s capital is fully funded on the subscription date.
In general, each fund that is a limited partnership has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the fund’s activities. The general partner is responsible for all decisions concerning the day-to-day management and operations of the fund and relies upon the fund’s investment manager to implement such decisions pursuant to a management (or similar) agreement. Generally, the limited partners of our funds take no part in the conduct or control of such funds, have no right or authority to act for or bind such funds, and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters, including certain amendments to the partnership agreement or early liquidation of the partnership. In addition, the governing agreements of many of our funds provide that in the event certain “key persons” do not devote the requisite time and attention, then the fund’s commitment period will generally be automatically suspended for a period of time, typically 60 or 90 days, and, depending on the fund’s governing documents, may be terminated unless a majority in interest of the fund’s investors elect to continue the commitment period or an appropriate successor is approved by the fund’s advisory committee. Further, investors in such funds may have the right to vote to terminate the commitment period by a specified percentage in interest (including, in certain cases, a simple majority) vote in accordance with specified procedures. The governing agreements of certain funds also provide that investors have the right to terminate the investment period for any reason by a vote of 75% of the interests in such fund (with some funds only requiring a simple majority). Most of our funds also have an advisory committee, comprising representatives of certain limited partners, which may consider or waive conflicts of interest or other restrictions in the partnership agreement or otherwise consult with the general partner on certain partnership matters.
There are non-U.S. funds that are structured as corporate or non-partnership entities under applicable law. Two of the vehicles that we manage, TRTX and MITT, are publicly traded corporations. We also manage TCAP, a business development company. None of TRTX, MITT or TCAP have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain real estate investment trust (“REIT”) or regulated investment company (“RIC”) status, as applicable).

Our funds are each generally advised by a TPG entity serving as investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fee to which our investment advisers are entitled, see “—Incentive Arrangements and Fee Structure” below. Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are owned exclusively by persons that, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act and purchase their interests in a private placement. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are beneficially owned by not more than 100 persons that purchase their interests in a private placement. In addition, under certain current SEC interpretations, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the Investment Company Act or register as investment companies or business development companies under the Investment Company Act.
Incentive Arrangements and Fee Structure
Management Fees
A fund’s investment adviser generally receives a management fee based on a percentage of the fund’s capital commitments, or the fund’s invested capital, funded commitments, cost of investments or Net Asset Value (“NAV”), depending on the fund’s terms and stage in its lifecycle. Management fees are payable on a regular basis, typically quarterly or semi-annually, in the contractually prescribed amounts over the life of the fund. Depending on the base on which management fees are calculated, negative performance of one or more investments in a fund may reduce the total management fee paid for the relevant period, but not the fee rate. Management fees may also be offset by the investment advisers’ receipt of transaction, monitoring or other fees, as described in more detail under “Transaction, Monitoring and Other Fees” below. Management fees received are generally not subject to clawback.
The investment adviser of our funds generally receives a management fee based on a percentage of the fund’s net asset value. These management fees are payable on a regular basis, typically quarterly. These funds generally permit investors to withdraw or redeem their interests periodically, in some cases following the expiration of a specified period of time when capital may not be withdrawn. Decreases in the net asset value of investor’s capital accounts may reduce the total management fee paid for the relevant period, but generally not the fee rate. We also provide investment management services to certain funds in which we earn management fees and incentive fees based on their equity value and core earnings, subject to preferred returns or high watermarks, where applicable. The associated management fees and incentive fees are payable quarterly in arrears. The management fees received by our investment advisers that earn fees based on equity value are also not subject to clawback.
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

Performance allocations are subject to limited partner preferred returns or high watermarks, where applicable, and subject to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the general partner received distributions of performance allocations over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed performance allocations exceeded its allocable share. This is known as a “clawback” obligation. To the extent we are required to fulfill a clawback obligation, we may decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given fund’s own net investment performance only, and performance allocations of other funds are not netted for determining this contingent obligation. Moreover, the governing agreements of most of our funds generally provide a guarantee of clawback obligations to fund investors from the TPG Operating Group (directly or indirectly) although we retain the right to pursue any remedies that we have against performance allocation distributees who do not return to us such distributions. We have recorded a contingent repayment obligation of $58.3 million as of December 31, 2023, equal to the amount that would be due if the various funds were liquidated at their current carrying value.
Certain funds may make distributions to their partners, including the general partner, to provide them with cash sufficient to pay applicable federal, state and local tax liabilities attributable to the fund’s income that is allocable to them. These distributions are referred to as tax distributions and to the extent received by a fund’s general partner are not subject to clawback.
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

Legal and Compliance
Our legal and compliance team includes over 80 attorneys, compliance professionals and paralegals. In addition to supporting our corporate functions, the legal team supports our investment team across all investments made by us on behalf of our clients and investors. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with securities laws and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations.
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
Although we have placed certain businesses behind permanent information barriers, we generally allow for information to flow freely among many of our other investment platforms. In an effort to manage possible risks relating to the receipt of material, non-public information and our decision not to implement information barriers among many investment platforms, we maintain a list of issuers applicable to each side of an information barrier for which we have access to material, non-public information and in whose securities the funds, accounts and investment professionals on that side of the information barrier are not permitted to trade. We could in the future decide that it is advisable to establish additional permanent or temporary information barriers, particularly as our business expands and diversifies. In the event we establish additional information barriers, synergies across our businesses will be further reduced.
United States
Regulation as an Investment Adviser
Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act, including TPG Global Advisors, LLC, TPG Capital Advisors, LLC, TPG PEP Advisors, LLC, TPG Real Estate Advisors, LLC, TPG RE Finance Trust Management, L.P., TPG Solutions Advisors, LLC, Angelo Gordon & Co., L.P., AGTB Fund Manager, LLC, and the subsidiaries that are relying advisers and rely on umbrella registration to be registered as investment advisers with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Advisers Act that include anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest, record-keeping and reporting requirements, and disclosure requirements. In addition, our registered investment advisers are subject to routine periodic and other examinations by the staff of the SEC. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities if it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

Regulation Under the Investment Company Act
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either TPG Inc. or the TPG Operating Group is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act. Further, a majority of the TPG Operating Group’s assets consist of indirect ownership interests in the general partners or managing members of the funds we sponsor. We believe these interests in the general partners or managing members are not investment securities. The TPG Operating Group also holds minority interests in certain operating subsidiaries that are consolidated on the TPG Operating Group’s financial statements as “variable interest entities.” See Note 11, “Variable Interest Entities,” to the Consolidated Financial Statements for additional information regarding our variable interest entities. The TPG Operating Group’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act (“section 3(a)(1)(C)”). However, the value of these subsidiaries is not large enough to cause the TPG Operating Group’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). TPG Inc.’s assets consist primarily of units representing approximately 22% of the TPG Operating Group held through its 100% interest in certain holding companies. TPG Inc. is also the owner of the entities serving as the general partner of the TPG Operating Group partnerships and, in such capacity, indirectly controls all of the TPG Operating Group’s business and affairs. We do not believe TPG Inc.’s interests in these units or the general partners are investment securities. Therefore, we believe that less than 40% of TPG Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe TPG Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C). In addition, we believe TPG Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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
Regulation as a Real Estate Investment Trust
TRTX and MITT have elected and qualified to be taxed as a REIT under the U.S. Internal Revenue Code of 1986, as amended (the “Code”). To maintain its qualifications as a REIT, TRTX and MITT generally must distribute at least 90% of their respective net taxable income to its stockholders and meet, on a continuing basis, certain other complex requirements under the Code.

Regulation as a BDC
TCAP has elected to be regulated as a business development company under the Investment Company Act. Many of the regulations governing TCAP restrict, among other things, the amount of leverage it can incur and co-investments and other transactions with other entities within our corporate structure. Certain of our products may be restricted from engaging in transactions with TCAP. AGTB Fund Manager, LLC, our subsidiary and affiliate, serves as the investment adviser to the BDC.
United Kingdom
TPG Europe LLP (“TPG Europe”) and Angelo, Gordon Europe LLP (“AG Europe”) are our London-based affiliates that are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) under the Financial Services and Markets Act 2000 (the “FSMA”). The FSMA and related rules, including the FCA’s rules and guidance, govern most aspects of investment business, including provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, record-keeping, approval standards for individuals, anti-money laundering and periodic reporting. The FCA is responsible for administering these requirements and our compliance with the FSMA and related rules. Violations of these requirements may result in public or private censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion of officers or employees from performing certain functions within the financial services industry, or other similar consequences. TPG Europe and AG Europe have permission to engage in a number of activities regulated under the FSMA, including advising on and arranging deals.
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
In Singapore, TPG Capital (S) Pte. Ltd. holds a capital market services license and is authorized by the Monetary Authority of Singapore to conduct fund management activities. In Hong Kong, TPG Capital, Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities and advising on securities, and Angelo, Gordon Hong Kong Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities. In the Cayman Islands, NewQuest Holdings (Cayman) Limited is registered with the Cayman Islands Monetary Authority as a registered person under the Securities Investment Business Act (As Revised) of the Cayman Islands and is authorized to conduct certain securities investment business activities, and each of the TPEP “master funds,” as well as each of the TPEP “offshore feeders,” is registered with the Cayman Islands Monetary Authority under the Mutual Funds Law. In South Korea, Angelo, Gordon Asia Co. Ltd. holds an investment advisory license with the Financial Services Commission of South Korea. In Japan, Angelo, Gordon International LLC is registered with the Japanese Financial Services Agency and the Kanto Local Finance Bureau.
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
In addition, the failure of certain “key persons” (i.e., professionals who are named as “key persons” for certain of our funds) to devote the requisite time and attention required under a fund’s governing documents could cause the automatic suspension or termination of the fund’s commitment period, and in certain cases the general partner’s replacement and/or the fund’s dissolution. If “key persons” engage in certain forms of misconduct, fund investors could have the right to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. See “—Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.” Moreover, many of our senior professionals’ equity interests in us are already substantially vested, thereby limiting their incentive to remain with us. Any of the foregoing could lead to a substantial decrease in our revenues or materially and adversely affect our reputation.
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
Amounts earned by our investment and other professionals who participate in partnership equity programs will vary from year to year depending on our overall realized performance. As a result, there may be periods when we determine that realized performance allocations (together with other then-existent partnership return elements) are not sufficient to incentivize individuals, which could result in our having to increase salaries, cash bonuses, other equity awards and other benefits, modify existing programs or use new incentive programs, which could increase our compensation costs. Reductions in partnership equity programs could also make it harder to retain investment professionals and other key personnel and cause these individuals to seek other employment opportunities. We may also not be able to provide our senior professionals with equity interests in our business to the same extent or with the same economic and tax consequences as those from which our existing senior professionals benefited prior to the IPO, and in years of poor realization such new equity interests may be inadequate to incentivize and retain our key personnel. Furthermore, changes in tax laws in the United States and the United Kingdom (the “U.K.”) have increased tax rates on various items of income and gain realized by our investment professionals, which in turn could impact our ability to recruit, retain and motivate our current and future investment professionals. Additionally, legislative changes have been proposed that, if enacted, could further increase applicable tax rates. See “—Risks Related to Taxation—Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.”
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
Poor performance of our funds could make it more difficult for us to raise new capital. Existing and potential investors continually assess our funds’ performance, and our ability to raise capital for existing funds and future funds, as well as avoiding excessive redemptions from our open-ended funds, including certain of our credit funds and our public equity funds, depends on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease our AUM and revenue. In addition, capital markets fees are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our funds could adversely affect the amount of fees generated by our broker-dealer. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Our current private equity, real estate and certain of our credit and other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, our success depends on our ability to raise additional or successor funds in order to keep making investments and, over the long term, keep earning steady management fees. If we are unable to raise successor funds of a comparable size without delay, our revenues may decrease as the investment periods of our predecessor funds expire and associated fees decrease. In addition, investors in our open-ended funds, including certain of our credit funds and our public equity funds, and our BDC, have the ability to redeem their fund interests and move their capital to other investments; these funds’ management fees and performance allocations would decline if we are unable to raise capital to replace that of redeeming fund investors. We may seek to raise significant capital for successor funds at a time when our competitors, some of whom have substantially larger capital formation teams, are likewise engaged in significant fundraising campaigns, or at a time when investors, as a result of general economic downturn or otherwise, are limiting or reducing their total investments. By the time we seek to raise new funds, investors who might otherwise have participated may have already allocated all of their available capital to other funds and therefore be unable to commit to ours. We could struggle to raise successor funds or fresh capital for other reasons beyond our control, including as a result of general economic or market conditions or regulatory changes, which could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Management fee revenue constitutes the largest portion of income from our business and depends on the pace of investment activity in our funds. For almost all of our funds, we charge management fees based on the amount of capital invested during a portion, and sometimes all, of a fund’s fee-paying life. As a result, the pace at which we make investments, the length of time we hold these investments and the timing of dispositions directly impact our revenues. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the U.S. or global economy or financial markets. In addition, in certain cases a decline in investment value can reduce the invested capital fee base. As a result, the variable pace at which many of our funds invest capital and dispose of investments, and variations in underlying asset value, may cause our management fee revenue to vary from one quarter to the next. We would generally expect a slowdown in investment pace to cause an eventual decline in other sources of revenue such as transaction fees and fees earned by our broker-dealer. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments, and an increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce management fees. Additionally, higher fundraising activity also generates incremental expenses and, as new capital commitments may not immediately generate fees, we could incur fundraising related costs ahead of generating revenues.
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
The Acquisition may not achieve its intended benefits, and certain difficulties, costs or expenses may outweigh such intended benefits.
While we expect the Acquisition to benefit the Company and our stockholders, the completion of the Acquisition also exposes our business to new and varying risks. We also cannot assure you that we will be able to successfully integrate TPG Angelo Gordon or otherwise realize the expected benefits of the Acquisition. The success of the Acquisition depends on, among other things, our ability to:
•mitigate risks that arise from the diversion of management’s time and attention from our existing business and to otherwise minimize any disruption to our ongoing businesses;
•properly manage potential conflicts of interest with our existing businesses;
•integrate TPG Angelo Gordon’s business model and people into our businesses, including realizing the benefits of expected synergies;
•implement adequate investment processes, controls and procedures that are appropriate for the combined company, including TPG Angelo Gordon’s obligations to provide financial reporting as part of a public company, and to manage any associated incremental operating costs;
•retain TPG Angelo Gordon’s current clients and/or employees and expand product offerings to potential new investors; and
•manage the increased demands on our information systems, operational systems and technology, including related security systems and infrastructure.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and focus, which could have a material and adverse effect on our results of operations, financial condition and cash flow.

In addition, other events outside of our control, including, but not limited to, political climate, macroeconomic events and regulatory or legislative changes, including in jurisdictions in which we have not historically operated, could limit our ability to realize the anticipated benefits from the Acquisition.
Incorporation of TPG Angelo Gordon into the Company results in certain incremental risks and exacerbates existing risks of our business.
TPG Angelo Gordon operates its business as a new platform of TPG focused on credit and real estate investments. These investments are new to the Company and, especially in the case of credit funds, pose incremental risks, many of which may be material. These risks include, but are not limited to:
•financial, regulatory and other risks related to investment in real estate assets in new geographies, including increased exposure to real estate assets in Europe and Asia;
•risks related to investments made pursuant to special situation and distressed debt investment strategies;
•litigation and regulatory risks relating to credit products, including risks arising in jurisdictions in which we have not previously operated;
•risks related to investments in, regulation of, and reserve requirements related to CLOs; and
•risks related to TCAP, TPG Angelo Gordon’s BDC.
In addition, the acquisition of TPG Angelo Gordon may heighten the potential adverse effects on our business, operating results, cash flows or financial condition described in other risk factors in this report, including, but not limited to:
•risks related to changes in general, economic, market and political conditions, and interest rates;
•risks related to adverse capital and credit market conditions;
•risks related to the management of potential conflicts of interest;
•risks related to our Earnout Payment (as defined herein)
•risks related to retention of key professionals;
•risks related to fundraising and fund performance;
•risks related to demands on our information systems, operational systems and technology, including related security systems and infrastructure; and
•regulatory risks across numerous jurisdictions.
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
In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business, as with our recent acquisition of TPG Angelo Gordon. Our ability to consummate an acquisition will depend on our ability to identify and accurately value potential acquisition opportunities and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or incur unexpected costs. The following factors, among others, could also limit the success of a firm acquisition:
•difficulties and costs associated with the integration of operations and systems;
•required investment of capital and other resources, including costs associated with additional regulatory compliance;
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
Anti-ESG sentiment has gained momentum across the United States, with a growing number of states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such legislation viewed our funds or ESG practices, including our climate-related impact strategies, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such fund investors may not invest in our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect our results of operations, financial condition and cash flow. Additionally, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives, and associations, including organizations advancing action to address climate change or climate-related risk. Further, the Supreme Court’s recent ruling striking down race-based affirmative action in higher education has increased scrutiny of corporate diversity, equity and inclusion (“DEI”) practices. Some groups and state attorneys general have begun to analogize the outcome of that case to private employment matters, asserting that certain corporate DEI practices are racially discriminatory and unlawful. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could expose us to the risk of litigation, antitrust investigations or challenges by federal or state authorities, result in injunctions, penalties and reputational harm and require certain investors to divest or discourage certain fund investors from investing in our funds.
There is a growing interest on the part of fund investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures by asset managers, which exposes us to additional risks. For example, this additional scrutiny has increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies of their funds or their and their funds’ ESG efforts or initiatives, often referred to as “greenwashing.” Any such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new fund investors. In addition, there has been increased regulatory focus on ESG-related practices by investment managers and regulators, and new regulatory initiatives related to ESG that are applicable to us, our funds and their portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors to allow investors to validate and better understand sustainability claims. For example, in May 2022, the SEC proposed amendments to rules and reporting forms concerning ESG factors. In August 2023, the SEC adopted its final rule enhancing the regulation of private fund advisers, which includes requirements with respect to the disclosure of certain information to investors that could affect the way certain ESG-related information is shared. In addition, in 2021 the SEC established an enforcement task force to examine ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.
In March 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, will likely result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures.
We, our funds and their portfolio companies could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG program and practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. If the SEC or any other governmental authority, regulatory agency or similar body were to take issue with our past or future practices, then we, our funds and/or their portfolio companies may be at risk for regulatory sanction, and any such investigations could be costly, distracting and/or time consuming. There is also a risk of mismatch between U.S., EU and U.K. regulatory initiatives.
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
Outside of the United States, the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the European Union (“EU”) level, such as the SFDR (as defined herein). See “—Risks Related to Our Industry—Regulatory initiatives in jurisdictions outside the United States could negatively impact our business—Sustainable Finance.” Compliance with the SFDR and other ESG-related rules and frameworks has and is expected to result in increased legal, compliance, restrictions, reporting and other associated costs and expenses which would be borne by us and our funds because of the need to collect certain information to meet the disclosure requirements, which are highly dynamic and subject to change. Under these requirements, we are required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use for ESG investing, or new regulations or legislation require a methodology of measuring or disclosing ESG or impact that is different from our current practice, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flow. While in force, each of the Taxonomy Regulation, the SFDR and the associated regulatory technical standards remain subject to change, as a series of initiatives are ongoing for review and potential revision of each. If the relevant proposals are adopted, the relevant TPG funds may be obliged to update existing disclosures provided to investors, or changes to the investment portfolio of particular funds or name changes to particular funds may be necessary.
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
If we, as the general partner, managing member or management company, or certain “key persons” engage in certain forms of misconduct, the governing agreements of our funds generally allow the investors of those funds to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Our investment vehicles that are structured as “funds of one,” or SMAs, have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. Moreover, if certain “key persons” fail to devote the requisite time and attention to managing the fund, the fund’s commitment period will generally be automatically suspended for a period of time, typically 60 or 90 days, and, depending on the fund’s governing documents, may be terminated unless a majority in interest of the fund’s investors elect to continue the commitment period or an appropriate successor is approved by the fund’s advisory committee. While we believe that our investment professionals have appropriate incentives to remain in their respective positions based on equity ownership, profit participation and other contractual provisions, there can be no guarantee of the ongoing participation of our investment professionals in respect of our funds. If a general partner is removed, we would no longer be involved in the management or control of the fund, and there could be no assurance regarding the fund’s ability to consummate investment opportunities and manage portfolio companies. In addition, if a general partner is removed for certain bad acts, the amount of accrued performance allocations we would otherwise receive may significantly decrease. In the event that a fund is dissolved prematurely, it may be required to dispose of its investments at a disadvantageous time or make in-kind distributions. Although we periodically engage in discussions with fund investors and/or advisory committees of our funds regarding a waiver of such provisions or replacement of relevant key persons with respect to executives whose departures have occurred or are anticipated, such waiver or replacement is not guaranteed. Such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts, cause us to agree to less favorable terms with respect to the affected fund or have a material adverse effect on our results of operations, financial condition and cash flow.
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
The portion of our revenues, earnings and cash flow we derive from performance allocations is highly variable and can vary significantly from quarter to quarter and year to year. The timing of performance allocations generated by our funds is uncertain and will contribute to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to raise the necessary funds and then to realize the investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before we realize any profits in cash or other proceeds. We cannot predict when, or if, any realization of an investment will occur. Generally, with respect to our private equity and credit distributions, although we recognize performance allocations on an accrual basis, we receive performance allocation payments (i) from our historical TPG funds, only upon disposition of an investment by the relevant fund and (ii) from our TPG Angelo Gordon funds, only after the respective fund’s investors have received their capital contributions in the fund and certain preferred returns, in each case contributing to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results.
The timing and receipt of performance allocations also vary with the life cycle of certain of our funds. Our funds that have completed their investment periods and are able to realize mature investments are more likely to make larger distributions than our funds that are in their fundraising or earlier parts of their investment periods. During times when a significant portion of our AUM is attributable to funds that are not in the stage when they would realize investments, we may receive substantially lower distributions of performance allocations. Our TPG Angelo Gordon funds employ a European waterfall, and as a result, the general partners of these funds do not receive performance allocations for an extended period of time, even if multiple realizations have occurred within the fund. Relative to our historical TPG funds that generally receive performance allocations following each realization, performance allocations from our TPG Angelo Gordon funds are expected to come later in their life cycle and to consist of larger relative amounts, increasing the volatility of our cash flow.
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
Our financial performance depends in part on the investment performance of our funds, which in turn is influenced by general market conditions. Increased market volatility, including broad declines in equity valuations and changes in interest rates, would impact our investments and the performance of our funds. We believe that future volatility in general market conditions would affect both of our funds’ performance and our financial performance.
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

•Junior Ranked Investments: In most cases, the portfolio companies in which our funds invest have, or are permitted to have, outstanding indebtedness or equity securities that rank senior to our funds’ investments. By their terms, those investments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. In the event of insolvency of a portfolio company, holders of securities ranking senior to our investment would typically be entitled to receive payment in full (and, in some cases, plus interest) before distributions could be made in respect of our investment. Furthermore, during periods of financial distress or following an insolvency, the ability of our funds to influence a portfolio company’s affairs and to take actions to protect their investments may be substantially less than that of the senior creditors. After repaying holders of securities ranking senior to our investment, the portfolio company may not have any remaining assets to repay its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency of the relevant portfolio company.
The rights we may have with respect to the collateral securing certain loans made by our credit funds to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims, including the right to commence enforcement proceedings against the collateral, the right to control the conduct of enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.
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
When conducting due diligence and assessing an investment, we rely on the resources available to us, including information from the target and, in some circumstances, third-party investigations and analysis. The information available to us in conducting due diligence of newly-organized or growth stage companies is limited, may be difficult to obtain for companies experiencing distress, and we limit the due diligence we conduct for certain of our strategies to publicly available information. Accordingly, the due diligence investigation that we carry out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating it. For example, the due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. In addition, because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have laws and regulations that are as stringent or consistently enforced as in more developed nations. For example, our funds invest throughout jurisdictions that are perceived to present an elevated risk of corruption according to international rating standards (such as Transparency International’s Corruption Perceptions Index), and in companies in the United States and other jurisdictions and regions with low perceived risk of corruption but whose business may be conducted in other high-risk jurisdictions, including, for example, Bangladesh, Brazil, China, India, Indonesia, Kenya, Myanmar, Nigeria, the Philippines, Thailand and Vietnam. Due diligence on investment opportunities in these jurisdictions is frequently more complicated due to lack of consistent and uniform commercial practices and/or very limited access to information. Bribery, fraud, accounting irregularities and deceptive or corrupt practices can be especially difficult to detect in such locations.
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
Many of our funds invest in securities, including equity securities, that are not publicly traded. In many cases, contracts we enter into or applicable securities laws prohibit our funds from selling such securities for a period of time. Our funds will generally be unable to sell these securities publicly unless we register their sale under applicable securities laws or we can rely on an available exemption, and in either case only at such times when we do not possess material non-public information. Our funds’ ability to dispose of investments is heavily dependent on the capital markets, particularly, the public equity markets. For example, our ability to realize any value from an investment may depend upon our ability to complete an initial public offering. However, even with publicly traded securities, we may only dispose of large holdings over a substantial length of time, exposing our investment returns to market risk during the intended disposition period. Moreover, because the investment strategy of many of our funds often entails us serving on our funds’ public portfolio company boards, our funds may be restricted from selling during certain time periods. Accordingly, our funds may be forced, under certain conditions, to either sell securities at a loss or defer, potentially for a considerable period of time, sales that they had planned to make.
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
Many of our funds invest a significant portion of their assets in the equity or other securities of issuers located outside the United States, including (in order of concentration as of December 31, 2023) Europe, India, China, Australia, Singapore, Korea, and Malaysia. Investments in non-U.S. securities or companies that are based or have operations in countries outside of the United States, or otherwise generate revenue or have other touchpoints outside of the United States, involve certain factors not typically associated with investing in U.S. companies, including risks relating to:
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

Further, unlike in many other jurisdictions, the Chinese judiciary is not independent and may not be able to provide effective legal redress challenging Chinese authorities’ policy changes. Legal disputes over such policy changes may be subject to the exercise of considerable discretion or influence by Chinese governmental agencies or the governing political party, and factors unrelated to the legal merits of a particular matter may influence their determination. Continued uncertainty relating to the laws in China and the application of the laws could have a material adverse effect upon our funds’ and their portfolio companies’ operation in China. While none of our funds invests exclusively in China and our current investments in companies headquartered, listed or expected to be listed in Mainland China and Hong Kong represent approximately 2% of our AUM, our funds invest in various companies that operate globally, including in China, and thus could be subject to Chinese authorities’ policy changes. We also maintain and intend to continue to maintain multiple offices, personnel and investments in various sectors in China. Therefore, the materialization of any of the foregoing risks could have an adverse effect on the financial performance of our portfolio companies that operate in China and thus negatively affect our results of operations, financial condition and cash flow.
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
We operate businesses that are highly dependent on information systems and technology. We rely heavily on a host of computer software and hardware systems, including our financial, accounting and other data processing systems, and on the systems of third party service providers. In addition to the systems required to monitor most of our funds, certain of our credit funds, for example, are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. As a result, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or experience a security breach, we could suffer financial loss, theft of intellectual property or personally identifiable information, a disruption of our businesses, liability to our funds, regulatory intervention and fines and reputational damage. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth, adequately protect the information of our individual fund investors or address security risks, and the cost of maintaining such systems and technology may increase from our current level.

Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow.
Our acquisition of Angelo Gordon, which was completed on November 1, 2023, creates risks involving the integration of its information technology environment and cybersecurity controls. These risks may arise from any defects or vulnerabilities that may be present in their systems or difficulties or other breakdowns or disruptions in connection with the integration of the network environment and security controls into our information technology systems. In addition, firms undergoing mergers and acquisitions are often targeted more frequently by cyber criminals due to this period of increased risk.
We are also dependent on an increasingly concentrated group of third-party software vendors that we do not control for hosting solutions and technologies. A disaster or a disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other parts or services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Furthermore, we utilize cloud applications and services for the asset management business, and such applications and systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Any disruption in the operation of the information systems and technology or cloud applications and services on which we rely could negatively impact our business.
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy or modify data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact. Modifying or adjusting such protective measures may require increased allocation of Company resources. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in hacking attempts by cyber-criminals. Ongoing global conflicts have likewise exacerbated these risks due to the scale of related offensive cyber-attacks that could directly, indirectly or inadvertently impact business far removed from the battlefield. For example, U.S. companies were harmed by NotPetya attacks in 2017, which were attributed to the Russian military in connection with Russia’s annexation of Crimea. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely heavily on our back office informational technology infrastructure, including our data processing systems, communication lines and networks. Although we have back-up systems and business-continuity plans in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Any interruption or failure of our informational technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with legal requirements. Further consequences could include liability for stolen assets or information, increased cybersecurity protection, computer forensics expenses, insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up and procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.
Further, we provide certain back office services, such as information and technology and accounting services, to Sixth Street Partners, our former affiliate (the “former affiliate”), which could pose additional risks. We manage back office services for our former affiliate using the same processes and procedures as our internal services, which may result in increased risk of inadvertent data sharing between us and our former affiliate due to human error. In addition, as we do not provide such services to other third parties, these risks may be heightened if we fail to effectively carry out our obligations or implement and maintain appropriate compliance procedures. For example, we could face liability under a transition services agreement with our former affiliate in connection with our failure to maintain appropriate back office services and support, and we may be exposed to material non-public information that may restrict our ability to make investments and execute our business strategy. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business—Information barriers.”
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
Cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive U.S. state privacy laws enacted in California, Texas and other states as well as laws in Australia, Cayman Islands, Hong Kong, India, Korea, Japan, Dubai and Singapore. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states, U.S. federal laws, as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We devote resources to and monitor and enhance our information security and data privacy procedures and controls in an effort to comply with evolving cybersecurity and data privacy regulation. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.
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
Allocation Procedures and Principles. Conflicts of interest exist regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and our funds’ portfolio companies. Certain inherent conflicts of interest arise from the fact that:
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
An allocation decision may result in a single fund being allocated an entire investment opportunity, or in multiple funds sharing an investment opportunity on a basis approved by an allocation committee. Our allocation committee employs principles that we determine in good faith to be fair and reasonable. In addition, as described below under “—Information Barriers,” certain funds are behind an information barrier and would generally not be allocated an opportunity sourced by an investment platform on the other side of the information barrier.
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
Shared investments. We expect more than one of our funds to make investments in the same portfolio company from time to time. In many such cases, the funds will co-invest in lockstep, with both funds making and exiting the shared investment at the same time and on substantially the same terms. In some situations, however, the funds will have different entry timing in the same portfolio company, acquire the same security on different terms and/or invest in different parts of the portfolio company’s capital structure. In these cases, each fund’s views of the investment and its interests may diverge. This could cause one fund to dispose of, increase its exposure to or continue to hold the investment at a time when the other fund has taken a different approach. As a result, the actions of one fund could affect the value of the other fund’s investment. For instance, a sale by a fund of its investment could put downward pressure on the value of the remaining fund’s interest. Additionally, in certain circumstances, our investment professionals overseeing an investment for one fund may be unaware, as a result of information barriers, of another’s fund investment in the same portfolio company. See “—Information Barriers” below.
Investing throughout the corporate capital structure. Our funds invest in a broad range of asset classes throughout the corporate capital structure, including preferred equity securities, common equity securities, loans and debt securities; and certain of our funds also engage in short selling. In certain cases, we may manage separate funds that invest in different parts of the same company’s capital structure or one fund may lend to a company in which another fund holds an equity stake. Similarly, one fund may be “long” a company that another fund is “short.” As our number and range of products grows, the frequency of such conflicts may increase. Decisions taken by one fund in these circumstances to further its interests may be adverse to the interests of another fund. In those cases, the interests of our funds may not be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. We will at times take steps to reduce potential conflicts of interest, including by causing a fund to take certain actions that, in the absence of such conflict, it would not take (or abstain from taking certain actions it would otherwise take). Any such steps could have the effect of benefiting one fund, or the Company, at the expense of another fund.
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
Possession of material non-public information. Our funds, investment platforms and people regularly obtain non-public information regarding target companies and other investment opportunities. Prior to our acquisition of TPG Angelo Gordon, we did not maintain permanent information barriers among our businesses. Following the acquisition, we have created an information barrier between our historical TPG business and TPG Angelo Gordon. For more information, see “—Information Barriers” below. We generally impute non-public information received by one investment team to all other investment professionals on the same side of an information barrier, including all of the personnel who make investments for our funds. In the event that any of our funds or people obtain confidential or material non-public information, we and our funds may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our funds and clients. These risks are heightened by the existence of our “inside-the-wall” public equity funds, and the public equity funds are subject to a broad restricted securities list, which may limit its investment opportunities. In limited circumstances, we erect temporary information barriers to restrict the transfer of non-public information, which limit our funds’ abilities to benefit from TPG expertise and could be breached, resulting in the same restrictions on their investment activities. Additionally, in connection with providing services under a transition services agreement to our former affiliate, we and/or the former affiliate could be exposed to material non-public information held by the former affiliate or us, as applicable, which could further restrict our ability to acquire or dispose of investments.
Information barriers. While we generally allow for information to flow freely among many of our investment platforms, we place certain businesses behind information barriers. Currently, for example, TPG Angelo Gordon and its affiliated entities are on the other side of an information barrier from the rest of our investment platforms. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our funds’ investment activities. In addition, our information barriers may not be effective in accomplishing their stated purpose and/or they may otherwise adversely affect the ability of our funds to effectively achieve their investment objectives by unduly limiting the investment flexibility of the funds and/or the flow of otherwise appropriate information between businesses. For example, in some instances, certain of our personnel may be unable to assist with the activities of a fund as a result of these information barriers. As a result of having an information barrier, information that could benefit a fund might become restricted to those other respective businesses and otherwise be unavailable to such fund. Further, we could be required by certain regulations, or decide that it is advisable, to establish additional permanent information barriers, which would further reduce our ability to share information internally, limit management’s ability to manage our investments and reduce potential synergies across our businesses. The establishment of information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of a barrier.
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
TPG Capital BD and related entities typically receive compensation for the services we provide in connection with these capital markets activities. Depending on the nature of the transaction, the fund, the portfolio company or other parties to the transaction will pay the fee to TPG Capital BD or a related entity. In many cases, subject to a fund’s governing documents, compensation we receive for providing capital markets services will not offset the management fee or require the consent of investors or any advisory committee.
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
Potential conflicts of interest in connection with co-investments between our private funds and our Registered Closed-End Management Investment Companies. The registered closed-ended management investment companies we manage are permitted to co-invest in portfolio companies with each other and with affiliated investment funds pursuant to an SEC Order (the “Co-Investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.

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
In addition, since our investment professionals have an interest in the performance allocations made by our funds, our investment professionals may have an incentive to recommend investments and realizations that maximize the amount of performance allocations rather than management fees. Further, because Tarrant Remain Co I, L.P., Tarrant Remain Co II, L.P., and Tarrant Remain Co III, L.P. (collectively with Tarrant Remain Co GP, LLC, “RemainCo”) are entitled to a portion of our funds’ performance allocations, we, in certain circumstances, will have less of an interest in such performance allocations than our investment professionals who also hold equity interests in RemainCo. Similarly, because our senior leadership team holds equity interests in RemainCo, they may have an incentive to recommend that we allocate investments to certain funds or create new funds in which RemainCo holds a higher share percentage of performance allocations, which may be contrary to our interests. See also “—Risks Related to Our Organizational Structure—The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance”.
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
Activities and compensation of our operation and business building professionals. We engage operations and business building professionals to assist our investment team in creating value in our portfolio. We determine in our discretion and subject to applicable law whether to engage a professional as an employee or as a consultant. Professionals engaged as consultants may become employees, and likewise employees may become consultants. Our determination of whether to engage a professional as an employee or a consultant can give rise to conflicts of interest because, in general, except with respect to certain in-house, foreign office and specialized operational services provided to certain funds, we bear the compensation costs for our employees whereas compensation costs for consultants could be paid by us, a fund or a portfolio company, as described above. Where an operations professional performs specialized operational services for a fund or portfolio companies, we are often reimbursed for the costs of those services, regardless of whether the professional providing the service is our employee or a consultant.

Strategic business partners and operators. We have also formed and expect to continue to form relationships with third-party strategic partners and operators so that our funds can take advantage of their expertise, often in particular industries, sectors and/or geographies. These strategic partners and operators often have close business relationships with us and provide services that are similar to, and that may overlap with, services we provide to our funds, including sourcing, conducting due diligence on or developing potential investments, as well as structuring, managing, monitoring and disposing of investments. We determine the compensation of our strategic partners and certain of our operators on a case-by-case basis, which creates a conflict of interest in that we have an incentive to structure compensation under strategic business partnerships so that the fund (and hence its investors) bears the costs (directly or indirectly) instead of us. In addition, as with senior advisors, our close business relationship with a strategic partner decreases our incentive to negotiate for their lower compensation.
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
As of February 22, 2024, members of our senior leadership team indirectly own approximately 47% of the outstanding Common Units and, together with our other partners and professionals, the Promote Units. They hold substantially all of their economic interest in the TPG Operating Group primarily through TPG Partner Vehicles (rather than through ownership of shares of our Class A common stock), and for each Common Unit owned, they own one share of our Class B common stock. Further, GP LLC has, prior to the Sunset (as defined herein), the right to vote our Class B common stock held by TPG Group Holdings. Therefore, GP LLC, which is owned by entities owned by Messrs. Bonderman, Coulter and Winkelried, holds the significant majority of the combined voting power of our common stock. As a result of their indirect economic interest in us, the members of our senior leadership team may have interests that do not align with, or that conflict with, those of the holders of Class A common stock or with us, and conflicts of interest may arise among such members of our senior leadership team, on the one hand, and us and/or the holders of our Class A common stock, on the other hand. For example, members of our senior leadership team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to the TPG Operating Group’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the TPG Operating Group partnership. If, as a result of any such audit adjustment, the TPG Operating Group partnership is required to make payments of taxes, penalties and interest, the partnership’s cash available for distributions to us may be substantially reduced. These rules are not applicable to the TPG Operating Group partnership for tax years beginning on or prior to December 31, 2017. We have agreed with GP LLC that the TPG Operating Group partnership will not make any elections that would result in the IRS pursuing the partners of such partnerships for such taxes owed for periods ending on or prior to December 31, 2021 without consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings.
Our compensation and incentive model may give rise to conflicts of interest between holders of our Class A common stock and our management and certain other affiliates.
In connection with the implementation of our compensation and incentive model following our IPO, and to further align partner interests with the investment performance of our funds, we increased the share of performance allocations available to our partners and professionals. If in 2024 the amount otherwise available under the new discretionary performance allocation program is less than $130 million, our Chief Executive Officer (“CEO”) can determine to increase the performance allocations available under our performance allocation program by an amount equal to the shortfall plus $10 million (which we refer to as a “Performance Allocation Increase”), but by no more than $40 million, by allocating amounts that would have otherwise been distributable to RemainCo. To the extent the foregoing amount is insufficient to satisfy the Performance Allocation Increase, RemainCo will loan the shortfall to one or more TPG Partner Vehicles (with an obligation by such entities to repay the loan out of future performance allocations). Because our CEO, senior leadership team and Pre-IPO Investors hold certain economic interests in RemainCo, our CEO’s decision regarding a Performance Allocation Increase could be influenced by interests that do not align with, or that conflict with, those of our public stockholders. To the extent the Performance Allocation Increases are not made and other performance allocations are insufficient to ensure an adequate amount of cash is received by our partners and professionals, we may not be able to adequately retain or motivate our investment professionals.
Certain of our funds employ special situation and distressed debt investment strategies that involve significant risks.

Certain of our investment funds, in particular certain of our credit funds, invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth, special competitive problems or securities that are illiquid, distressed or have other high-risk features, including business entities involved in bankruptcy or other reorganization and liquidation proceedings. In such situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these companies. Additionally, the fair values of such investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly-traded securities, and are subject to significant uncertainty in general if they are not publicly-traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.

A central feature of our distressed investment strategy is our ability to effectively anticipate the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. Similarly, we perform significant analysis of the company’s capital structure, operations, industry and ability to generate income, as well as market valuation of the company and its debt, and develop a strategy with respect to a particular distressed investment based on such analysis. In furtherance of that strategy our funds seek to identify the best position in the capital structure in which to invest. If the relevant corporate event that we anticipate is delayed, changed or never completed, or if our analysis or investment strategy is inaccurate, the market price and value of the applicable fund’s investment could decline sharply.

In addition, these investments could subject a fund to certain potential additional liabilities that may exceed the value of its original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where the investment in securities of troubled companies is made in connection with an attempt to influence restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.
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
•changes in demand for commercial office properties;
•changes in geographic markets, macroeconomic conditions and evolving political and legislative oversight of real estate markets;
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
Certain of our management agreements with investment vehicles that are publicly-registered companies with the SEC are subject to limitation or termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to companies that raise capital through the public markets are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. In certain instances, these agreements may generally be terminated by such managed public company upon 60 days’ written notice for any reason, and expire on an annual basis, unless otherwise renewed. With respect to our management agreements with publicly traded vehicles, following an initial term, such agreements will automatically be renewed for successive one-year periods unless we or, in certain limited circumstances, the publicly traded vehicle, elect not to renew by providing 180 days prior written notice. There can be no assurance that these agreements will not expire or be terminated or not be renewed. Any such termination, expiration or non-renewal could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
A downturn in the global credit markets could adversely affect our CLO investments.
Our CLO funds are subject to credit, liquidity, interest rate and other risks. From time to time, liquidity in the credit markets contracts, sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leveraged position, our CLO funds are at greater risk of suffering losses. CLOs have also failed in the past and may in the future fail one or more of their “over-

collateralization” tests. Market or other conditions that cause our CLOs to fail “over-collateralization” tests would decrease our cash flows and reduce the value of our investments.
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
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The activities of our business, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies or other investment vehicles may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our funds’ portfolio companies’ debt or equity and a variety of other potential litigants. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be TPG employees) of portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies or based upon allegations that we improperly exercised control or influence over portfolio investments. We may suffer losses as a result of a variety of claims, including related to securities, antitrust, contracts, environmental, pension, fraud and various other potential claims, whether or not such claims are valid. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law or where transactions presented conflicts of interest that are alleged not to have been properly addressed. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.” The activities of our broker-dealer may also subject us to the risk of liabilities to our clients and third parties, under securities or other laws in connection with transactions in which we participate. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of a particular matter which we believe to be without merit but in which large nominal damages have been claimed against us as a party.
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
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, that result could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, recent public discourse ahead of the U.S. presidential election and social inequality issues raised and debated during those campaigns have demonstrated the elevated level of focus put on us, our industry and companies in which our funds are invested. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” The risk of reputational harm is elevated by the prevalence of internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG considerations. We depend to a large extent on our business relationships and our reputation. As a result, allegations of improper conduct by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business, our workplace environment or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses.
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
Historically, we distribute performance allocations received by us to their ultimate recipients (our professionals and investors) within the year that we receive them. Therefore, if a subsequent clawback occurs, we will no longer be holding the performance allocations initially paid to us. In addition, in certain of our more recent funds and we expect in future funds, we or one of our subsidiaries have and will guarantee 100% of any clawback obligations.
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
As of December 31, 2023, $58.3 million of performance allocations were subject to this clawback obligation, assuming that all applicable funds and investments were liquidated at their current unrealized fair values as of December 31, 2023. Had the investments in these funds been liquidated at zero value, the clawback obligation would have been approximately $1,910.2 million. Since inception, our historical funds have returned $22.0 million in distributions of performance allocations pursuant to our clawback obligations, which were funded primarily through collection of partner receivables related to clawback obligations.
Risks Related to Our Organizational Structure
The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance.
This report includes certain historical and pro forma financial information, including the historical financial information for the years ended December 31, 2023 and 2021, as well as pro forma financial information reflecting our recent acquisition of Angelo Gordon, that may not permit you to assess our future performance.
We completed our acquisition of Angelo Gordon on November 1, 2023 and, as a result, the results of TPG Angelo Gordon included in our consolidated statements of operations are only from November 1, 2023 to December 31, 2023. Accordingly, our consolidated statements of operations for the year ended December 31, 2023 do not reflect what the combined company’s actual results of operations would have been had the Acquisition been completed on January 1, 2023. This report also includes unaudited pro forma condensed combined financial information giving effect to the Acquisition as if it had occurred on January 1, 2023. This pro forma financial information is presented for informational purposes only and is not intended to reflect, and is not necessarily indicative of, what the combined company’s actual financial condition or results of operations would have been had the Acquisition been completed on January 1, 2023. It does not reflect potential revenue synergies or cost savings expected to be realized from the Acquisition. No assurance can be given that cost savings or synergies will be realized at all. The assumptions used in preparing the pro forma financial information are based on currently available information that we believe are reasonable in order to reflect, on a pro forma basis, the effect of the Acquisition, the financing and the change in compensation arrangements for TPG Angelo Gordon subsequent to the closing of the Acquisition. These assumptions may not prove to be accurate and other factors may affect our combined company’s financial condition or results of operations moving forward. Accordingly, the Company’s financial condition and results of operations in the future may not be evident from or consistent with such pro forma financial information.
The historical financial information in this report for the year ended December 31, 2021 does not reflect the post-IPO changes that we implemented to our compensation and partner incentive models, the added costs we have incurred and expect to continue to incur as a public company or the resulting changes that occurred in our capital structure and operations. Historically, 50% of the fee-related earnings, or “FRE,” we generated was paid to our service partners as an annual discretionary cash bonus. In connection with the implementation of our compensation and incentive model, we reduced the amount we pay as bonuses from management fees. We increased the share of performance allocations available to our partners and professionals. However, we could elect in the future to compensate our employees out of our management fees and otherwise modify our approach in ways that are inconsistent with the adjustments in the pro forma financial information.
We no longer receive any performance allocations relating to the Excluded Funds (as defined herein). In addition, RemainCo is entitled to a portion of our performance allocations from Included Funds (as defined herein). As a result, the revenues we generate from performance allocations declined relative to the amounts reflected in our historical financial information for the year ended December 31, 2021. Nevertheless, we will have primary contractual liability for certain claims related to our funds, including clawback obligations, even after performance allocations have been distributed. We have entered into a reimbursement agreement with RemainCo, pursuant to which RemainCo has agreed to certain reimbursement and indemnification obligations. However, there can be no assurance that RemainCo will be able to satisfy such obligations.
For more information on our historical financial information and pro forma financial information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements.
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
We are a holding company and have no material assets other than our indirect ownership of Common Units representing approximately 23% of the Common Units as of February 22, 2024 and 100% of the interests in certain intermediate holding companies. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, depend upon the results of operations and cash flows of the TPG Operating Group and its consolidated subsidiaries and distributions we receive from the TPG Operating Group. Deterioration in the financial condition, earnings or cash flow of the TPG Operating Group and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and the TPG Operating Group is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
We anticipate that the TPG Operating Group partnership will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax (except potentially in the case of an IRS audit). Instead, taxable income will be allocated to holders of Common Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of the TPG Operating Group partnership. However, under certain rules, the TPG Operating Group partnership (or other subsidiary partnership) may be liable in the event of an adjustment by the IRS to the tax return of the TPG Operating Group partnership (or subsidiary partnership), absent an election to the contrary (including an election to “push out” the partners in the year being audited). The TPG Operating Group may be subject to material liabilities under these rules and related guidance if, for example, its calculations of taxable income are incorrect (including for years prior to the admission of us to the TPG Operating Group partnership). Further any “push out” election will require consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings for the tax periods ending on or prior to December 31, 2021.
Under the terms of the limited partnership agreement of the TPG Operating Group (the “Limited Partnership Agreement”), the TPG Operating Group partnership is generally obligated to make tax distributions to holders of Common Units (including us) at certain assumed tax rates for taxable periods (or portions thereof). These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors and, until the Sunset, our Executive Committee, in their sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, paying dividends, which may include special dividends, on its Class A common stock and nonvoting Class A common stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and nonvoting Class A common stock or otherwise undertake ameliorative actions between Common Units and shares of Class A common stock and nonvoting Class A common stock and instead, for example, hold such cash balances, the direct owners of Common Units may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock and nonvoting Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such pre-IPO owners of the TPG Operating Group may previously have participated as holders of Common Units in distributions by the TPG Operating Group that resulted in our excess cash balances.
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of distributable earnings (“DE”) attributable to the TPG Operating Group, subject to adjustment as determined by the our board of directors and, until the Sunset, our Executive Committee, to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors and, until the Sunset, our Executive Committee and the board of directors and Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and, until the Sunset, our Executive Committee after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. Certain of our existing credit facilities include, and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, the TPG Operating Group is generally prohibited under Delaware law from making a distribution to a limited partner to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the TPG Operating Group (with certain exceptions) exceed the fair value of its assets. Subsidiaries of the TPG Operating Group are generally subject to similar legal limitations on their ability to make distributions to the TPG Operating Group. See “—We may continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. We intend to conduct our operations so that TPG Inc. will not be deemed to be an investment company under the Investment Company Act. The need to comply with the 40% test in section 3(a)(1)(C) may cause us to (i) restrict our business and that of our subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, (ii) sell investment securities, including on unfavorable terms, (iii) acquire assets or businesses that could change the nature of our business or (iv) potentially take other actions that may be viewed as adverse by the holders of our Class A common stock or nonvoting Class A common stock in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act. However, if anything were to happen that would cause TPG Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the TPG Operating Group, us or our senior leadership team, or any combination thereof, and have a material adverse effect on our results of operations, financial condition and cash flow. See “Item 1. Business—Regulation and Compliance—United States—Regulation Under the Investment Company Act.”
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
Subject to funds being legally available, we intend to continue to cause the TPG Operating Group partnership to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses. Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our Executive Committee until the Sunset, and then by the board of directors after the Sunset. However, the ability of the TPG Operating Group to make such distributions to us is subject to its operating results, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, any payment of dividends on our Class A common stock and nonvoting Class A common stock.

Our share price may decline due to the large number of shares eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2023, we have outstanding 72,337,600 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock and 281,657,626 shares of Class A common stock that are authorized but unissued that are issuable upon exchange of 281,657,626 Common Units. This number includes the shares of our Class A common stock sold in the IPO, which may be resold in the public market. Shares of Class A common stock issued in the Reorganization to Pre-IPO Investors are “restricted securities” and their resale is subject to future registration or reliance on an exemption from registration.
Pursuant to the A&R Investor Rights Agreement (as defined herein), our partners, the TPG Partner Vehicles and Pre-IPO Investors are restricted from transferring or exchanging their Class A common stock, Class B common stock or Common Units, as applicable, prior to the second anniversary of the IPO. Between the second and third anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; between the third and fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units owned as of the closing of the IPO, as applicable; and after the fourth anniversary of the IPO, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their original holdings Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement (as defined herein)). Upon an exchange of Common Units for Class A common stock, pursuant to the A&R Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions are subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations. Up to $100 million (based on the IPO price per share of Class A common stock) of Class A common stock or equity instruments exchangeable for Class A common stock can be transferred to charitable organizations after expiration of the restricted period (as defined herein) and prior to the two year anniversary of the IPO free of any subsequent transfer restrictions. In addition, we may waive the foregoing restrictions under certain circumstances as contemplated in the A&R Investor Rights Agreement.
Pursuant to the A&R Investor Rights Agreement, the API Feeder Partnerships and API partners are restricted from transferring or exchanging any Class A common stock, Class B common stock or Common Units prior to the first anniversary of the closing of the Transaction (the “Closing”). Between the first and second anniversary of the Closing, the API Feeder Partnerships and API partners may transfer or exchange up to 33.33% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; between the second and third anniversary of the closing, the API Feeder Partnerships and API partners may transfer or exchange up to 66.66% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; and after the third anniversary of the Closing, the API Feeder Partnerships and API partners may transfer or exchange up to 100% of their Class A common stock, Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement). Any additional Common Units received by the API Feeder Partnerships and API partners shall be deemed to have been received as of the date of the Closing.
Furthermore, between the one-year and eighteen-month anniversary of the IPO, the Pre-IPO Investors may sell up to 50% of their Class A common stock, Class B common stock or Common Units; between the eighteen-month and second-year anniversary of the IPO, the Pre-IPO Investors may sell up to 75% of their Class A common stock, Class B common stock or Common Units; and after the second-year anniversary, the Pre-IPO Investors may sell 100% of their Class A common stock, Class B common stock or Common Units, in each case, subject to the terms of the A&R Exchange Agreement. Pursuant to the A&R Investor Rights Agreement, we have agreed to register the resale of our common stock under certain circumstances.

The holders of outstanding Common Units have the right to have their Common Units exchanged for cash or (at our option) shares of Class A common stock and any disclosure of such exchange or the subsequent sale (or any disclosure of an intent to enter into such an exchange or subsequent sale) of such shares of Class A common stock may cause volatility in our stock price.
As of December 31, 2023, we had an aggregate of 281,657,626 shares of Class A common stock that are issuable upon exchange of Common Units that are held by the Common Unit holders of the TPG Operating Group. The holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock.
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
Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:
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

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Also, the Tax Receivable Agreement provides that, in the event of a change of control, we will be required to make a payment equal to the present value of estimated future payments under the Tax Receivable Agreement, which would result in a significant payment becoming due in the event of a change of control. In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our restated certificate of incorporation not to be subject to Section 203 of the DGCL, our restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that the TPG Operating Group, its affiliates, groups that include the TPG Operating Group and certain of their direct and indirect transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. As a result, in the event of a business combination with any such persons, we will not be required to obtain the same stockholder approvals for certain transactions as other public companies subject to DGCL Section 203 and our stockholders will therefore not have the same protections with respect to certain transactions as stockholders of other public companies.
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
We are required to pay certain holders of Common Units (or their assignees under the Tax Receivable Agreement) for most of the tax benefits that we may claim as a result of the Covered Tax Items (as defined below).
We, the TPG Operating Group partnership and one of our wholly-owned subsidiaries have entered into the Tax Receivable Agreement with certain holders of Common Units (“TRA holders”) that provides for the payment by us (or our subsidiary) to such holders (or their assignees under the Tax Receivable Agreement) of 85% of the benefits, if any, that we realize, or we are deemed to realize (calculated using certain assumptions), as a result of (i) adjustments to the tax basis of the assets of the TPG Operating Group as a result of certain exchanges of Common Units and (ii) certain other tax benefits, including tax benefits attributable to payments under the Tax Receivable Agreement (the “Covered Tax Items”). The Covered Tax Items may increase and, therefore, may reduce the amount of tax that we would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of the Covered Tax Items, and a court could sustain such a challenge. Actual tax benefits realized by us may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits.
The payment obligation under the Tax Receivable Agreement is our (or our wholly-owned subsidiary’s) obligation and not an obligation of the TPG Operating Group. While the amount of the Covered Tax Items, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, we expect the payments that we may make under the Tax Receivable Agreement will be substantial. The actual amounts payable will depend upon, among other things, the timing of purchases or exchanges, tax rates, the price of shares of our Class A common stock at the time of such purchases or exchanges, the extent to which such purchases or exchanges are taxable and the amount and timing of our taxable income. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the TRA holders. See “—In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.”

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
Our payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control, in certain events of bankruptcy or liquidation or if we elect to terminate the Tax Receivable Agreement early. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to the lesser of (i) 6.5% per annum and (ii) one-month SOFR (as defined herein) (or its successor rate) plus 100 basis points) of all future payments that holders of Common Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that we will have sufficient taxable income to fully utilize the Covered Tax Items and that we are not subject to any alternative minimum tax. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if the tax attributes or our utilization of tax attributes underlying the relevant Tax Receivable Agreement payment are successfully challenged by the IRS (although any such detriment would be taken into account as an offset against future payments due to the relevant recipient under the Tax Receivable Agreement). Our ability to achieve benefits from the Covered Tax Items, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement early, payments under the Tax Receivable Agreement could be in excess of 85% of our actual cash tax benefits.
Accordingly, it is possible that the actual cash tax benefits realized by us may be significantly less than the corresponding Tax Receivable Agreement payments. It is also possible that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits, including in circumstances in which we are subject to an alternative minimum tax and as a result are not able to realize the tax benefits associated with Covered Tax Items. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that we realize in respect of the tax attributes subject to the Tax Receivable Agreement and/or if distributions to us by the TPG Operating Group are not sufficient to permit us to make payments under the Tax Receivable Agreement after we have paid taxes and other expenses. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, depending on the actual timing of the termination of the Tax Receivable Agreement, the fair market value of our Class A common stock at the time of such termination, the prevailing one-month SOFR at the time of such termination and a number of other factors. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
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

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and designates the U.S. federal district courts as the sole and exclusive forum for claims arising under the Securities Act (as defined herein), which, in each case, could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or other stockholders.
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders; (iii) action asserting a claim arising under any provision of the DGCL or our restated certificate of incorporation or our bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) action asserting a claim governed by the internal affairs doctrine. For the avoidance of doubt, our restated certificate of incorporation also provides that the foregoing exclusive forum provision does not apply to actions brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, or any other claim or cause of action for which the federal courts have exclusive jurisdiction.
Our restated certificate of incorporation also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder, and that its provisions will not preclude or contract the scope of exclusive federal jurisdiction for suits brought under the Exchange Act or the rules and regulations promulgated thereunder. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits asserting a claim arising under the Securities Act or the rules and regulations promulgated thereunder; accordingly, we cannot be certain that a court would enforce such provision. Pursuant to the Exchange Act, claims arising thereunder must be brought in federal district courts of the United States of America.
To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in any shares of our capital stock shall be deemed to have notice of and consented to the forum provision in our restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, agents or employees, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions. By agreeing to this provision, however, our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations promulgated thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our use of borrowings to finance our business exposes us to risks.
We use indebtedness as a means to finance our business operations, which exposes us to the typical risks associated with using leverage, including those discussed under “—Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.” We have outstanding securitization notes due June 20, 2038, a term credit facility as well as revolving credit facilities with various maturity dates. See Note 12, “Debt Obligations,” to the Consolidated Financial Statements for further information regarding our outstanding indebtedness. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business, and on our ability to access the debt and equity capital markets, which can be volatile. In particular, global markets struggled in 2023 in the face of rapidly rising inflation, a fluctuating interest rate environment and geopolitical concerns such as the war in Ukraine and conflict in the Middle East. There is no guarantee that such financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing or increase our cost of borrowing. As borrowings under our credit facilities or any other indebtedness mature, we may be required to refinance them by either entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. We may be unable to enter into new facilities or issue debt or equity securities in the future on attractive terms, or at all.
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
•address capital needs of regulated and other subsidiaries, including our broker-dealer; and
•exchange Common Units pursuant to the A&R Exchange Agreement or repurchase or redeem other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2023, we had approximately $521.3 million of remaining unfunded capital commitments to our funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have used our balance sheet to provide credit support to the Co-Invest Leverage Facility used by certain personnel in connection with their commitments to our funds and the GP Services Credit Facility to facilitate and manage the investments by partners, employees and other participants in certain of our funds. In addition, we have used our balance sheet to provide credit support to backstop certain clawback obligations to our funds. We have also used our balance sheet to provide credit support for guarantees related to certain operating leases for our offices.

In addition, as of December 31, 2023, we had $945.1 million of indebtedness outstanding under our credit facilities and secured borrowings and $665.2 million of cash and cash equivalents. Depending on market conditions, we may be unable to refinance or renew all or part of our secured borrowings or our credit facilities, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
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
In the event that our liquidity requirements were to exceed available liquid assets for the reasons we specify above or for any other reasons, we could be forced to sell assets or seek to raise debt or equity capital on unfavorable terms. For further discussion of our liquidity needs, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.
Many of our funds’ investments rely on the use of leverage, and our ability to achieve attractive rates of return on investments will depend on our ability to access sufficient sources of indebtedness at attractive rates. The absence of available sources of sufficient debt financing at attractive rates for extended periods of time could therefore materially and adversely affect our funds and investments. In addition, in March 2013, the U.S. Federal Reserve Board and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain for our transactions, and as a result, the returns on our investments may suffer. However, the status of the 2013 leveraged lending guidance remains uncertain following a determination by the Government Accountability Office in October 2017 that resulted in such guidance being required to be submitted to the U.S. Congress for review. The possibility exists that, under the current administration, the U.S. federal bank regulatory agencies could apply the leveraged lending guidance in its current form, or implement a revised or new rule that limits leveraged lending. Such regulatory action could limit the amount of funding and increase the cost of financing available for our business.
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
•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions to the extent additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
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
When our funds’ existing investments reach the point when debt incurred to finance those investments matures in significant amounts and must be either repaid or refinanced, those investments may materially suffer if they have generated insufficient cash flow to repay maturing debt and there is insufficient capacity and availability in the financing markets to permit them to refinance maturing debt on satisfactory terms, or at all. If a limited availability of financing for such purposes were to persist for an extended period of time, when significant amounts of the debt incurred to finance our funds’ investments came due, these funds could be materially and adversely affected. Additionally, if such limited availability of financing persists, our funds may also not be able to recoup their investments, as issuers of debt become unable to repay their borrowings, which will adversely affect both their equity and debt investors. Moreover, in the event of default or potential default under applicable financing arrangements, one or more of our investments may go bankrupt, which could give rise to substantial investment losses, adverse claims or litigation against us or our employees and damage to our reputation.
Many of our funds may choose to use leverage as part of their investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value will also decrease faster than if there had been no borrowings. Interest rate increases, including those approved by the U.S. Federal Reserve in 2023, could also decrease the value of fixed-rate debt investment that our investment funds make.

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
A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. Interest rates rose steadily in 2023 and, to the extent that interest rates continue to rise, may have further material adverse impacts on our business and that of our investment funds and their investments. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher equity requirements or more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their investments. Moreover, the financing of new investments or the operations of our funds’ investments may become less attractive due to limitations on the deductibility of net interest expense. See“—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
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
In addition, to the extent that conditions in the credit markets or tax or other regulatory changes impair the ability of our investments to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the financial results of those portfolio companies may be negatively impacted, which could impair the value of our funds’ investments and lead to a decrease in the investment income earned by us. In some cases, the inability of our funds’ investments to refinance or extend maturities may result in the inability of those investments to repay debt at maturity or pay interests when due, and may cause the portfolio companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our funds’ investment and lead to a decrease in investment income earned by us.

Interest rates on our and our investments’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
Certain floating rate benchmark indices, including, without limitation, the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”), are the subject of recent national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.
As a result, interest rates on our, our funds’ and their investments’ floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to IBORs, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of any IBOR as a benchmark interest rate could adversely affect the value of our, our funds’ and their investments’ financial instruments tied to such rates. There is no guarantee that a transition from any IBOR to an alternative rate will not result in financial market disruptions or a significant increase in volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have a direct or indirect adverse effect on our business, results of operations, financial condition and share price. We continue to monitor and manage the foregoing changes and related risks on our and our funds’ investments to reduce any adverse effect it may have on us and our investments. In addition, we continue to oversee or manage (as appropriate to our level of day-to-day involvement in the oversight and management of our investments) our funds’ investments’ monitoring and management of the foregoing changes and related risks.
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
Prior to June 2023, the London Inter-Bank Offered Rate (“LIBOR”) was widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. LIBOR was discontinued effective June 2023. In its place, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).
Certain of our funds’ investments and/or indebtedness of our portfolio companies may have previously had interest rates with a LIBOR reference. While substantially all of such references in our funds’ instruments and our applicable portfolio company indebtedness may have been removed or replaced with an alternate interest rate (e.g., SOFR), the transition process away from LIBOR is complex, time-consuming and costly, and could cause a disruption in the credit markets globally, which could adversely impact our funds and/or portfolio companies. Even if replacement conventions (e.g., SOFR) are widely adopted in the lending and bond markets, it is uncertain whether they might affect the funds as investors in floating-rate instruments, including by:
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
Our funds and our funds’ portfolio companies may have previously entered into swaps and similar instruments that referenced LIBOR, including swaps used to manage long-term interest rate risk related to assets and/or liabilities. With respect to such instruments, there may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the funds or portfolio companies and possibly cause the funds or portfolio companies to owe greater payments or receive less payment under their derivatives, at least during certain market cycles. Some of the rates replacing may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the funds. Furthermore, the determination of such replacement rate may require further negotiation and there can be no assurance that an agreement between the parties will be reached. The terms of the funds’ and/or portfolio companies’ credit facilities may also provide that, during any applicable transition period, the amounts drawn under the credit facilities may bear interest at a higher rate. In addition, even if an agreement is reached with respect to a replacement rate for LIBOR, the applicable lender may have the ability to make certain changes to the terms of a credit facility to implement the new rate, which the fund or portfolio company may have no control over.
In addition, SOFR, which replaced LIBOR as the reference rate under our credit facilities pursuant to amendments thereto, is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities and is not the economic equivalent of LIBOR. While SOFR is a secured rate, LIBOR is an unsecured rate. As a result, we cannot assure you that SOFR will perform in the same ways as LIBOR would have at any time, and any increased volatility in the interest rates payable under our credit facilities could increase our funding costs.
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
TPG and our portfolio companies face risks associated with climate change including risks related to the impact of climate-and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends, and risks stemming from the physical impacts of climate change. In addition, uncertainties related to climate change and climate change-related regulation may adversely impact TPG Rise Climate, our dedicated climate impact investing product or other funds, or their investments, that may be subject to regulatory or disclosure requirements.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations and changes to tax and permitting requirements, which could negatively affect us or our portfolio companies and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws and regulatory requirements require us to spend more time, hire additional personnel or buy new technology to comply effectively. In particular, compliance with climate- and other ESG-related rules, including in the EU, is expected to result in increased legal and compliance costs and expenses which would be borne by us and our funds. See “—Risks Related to Our Business—We are subject to increasing scrutiny from fund investors and regulators on ESG matters, which may constrain investment opportunities for our funds and negatively impact our ability to raise capital from such investors.” At the portfolio company level, while we have increasingly and substantially sought to invest in sectors that are inherently lower carbon intensity (e.g., technology, healthcare) which decreases some exposure to transition risk, there are still individual portfolio companies in these and other sectors that could face transition risks related to carbon-related regulations or taxes if such measures are implemented. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could negatively impact portfolio company financial performance and regulatory jeopardy.
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
While the geographic distribution of our portfolio diversifies TPG’s physical climate risk, some physical risk is inherent in the companies in our portfolio, particularly in some real estate holdings and Asia- and Africa-based investments and in the unknown potential for extreme weather that could occur related to climate change.
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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, such as fluctuating interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on the financial industry), pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, terrorist acts or security operations) and the effects of climate change. Recently, markets have been affected by U.S. interest rates, slower economic growth or recession, inflation, the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, changes in U.S. tax regulations and geopolitical events such as the ongoing war in Ukraine and conflicts in the Middle East. These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
Volatility in the global financial markets or a financial downturn could negatively impact our business in a number of ways. Volatility or unfavorable market and economic conditions could reduce opportunities for our funds to make, exit and realize value from, and expected returns on, their existing investments. When financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our funds’ investments, and we may earn lower-than-expected returns on them, which could cause us to realize diminished or no performance allocations. Further, volatility caused by the COVID-19 pandemic or future pandemics could continue to have a greater negative effect on industries that are more sensitive to changes in consumer demand, such as the travel and leisure, gaming and real estate industries. If not otherwise offset, declines in the equity, debt and commodity markets would likely cause us to write down our funds’ investments. Our profitability may also be negatively impacted by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in net income relating to a downturn in market and economic conditions.
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
Our business is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships. If the SEC or any other governmental authority, regulatory agency or similar body takes issue with our past practices, including, for example, past investment and co-investment activities, internal operating policies and procedures or arrangements with our people, including our senior advisors, we will be at risk for regulatory sanction. Even if an investigation or proceeding does not result in a significant sanction, the costs incurred in responding to such matters could be material. Further, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing investors or clients or fail to attract new investors or clients, as well as discourage others from doing business with us. Some of our funds invest in businesses that operate in highly regulated industries. The regulatory regimes to which such businesses are subject may, among other things, condition our funds’ ability to invest in those businesses upon the satisfaction of applicable ownership restrictions or qualification requirements for receipt of regulatory approval. Obtaining regulatory approval is often a lengthy and expensive process with an uncertain outcome. Portfolio companies may be unable to obtain necessary regulatory approvals on a timely basis, if at all, and the failure to obtain such approvals may prevent our funds from consummating the applicable investments, which could materially and adversely affect their performance. Our failure to obtain or maintain any regulatory approvals necessary for our funds to invest in such industries may disqualify our funds from participating in certain investments or require our funds to divest certain assets.
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser and the undisclosed acceleration of certain special fees. We have in the past and may in the future be subject to SEC enforcement actions and settlements. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, management fee calculations, general conflicts of interest disclosures and cybersecurity. The SEC has also commenced an industry-wide review of alternative asset manger’s maintenance and preservation of electronic communications, of which we are a part. See Note 17, “Commitments and Contingencies—Legal Actions and Other Proceedings.” We generally expect the SEC’s oversight of global investment firms to continue to focus on concerns related to transparency, investor disclosure practices, fees and expenses, valuation, compliance policies and procedures and conflicts of interest, which could impact us in various ways. We further expect a continued greater level of SEC enforcement activity under the Biden administration, and while we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were not targeted by the prior administration. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate and, in the current environment, even historical practices that have been previously examined are being revisited.
In August 2023, the SEC adopted new rules and amendments to existing rules under the Advisers Act (collectively, the “Private Fund Rules”) specifically related to registered and non-registered advisers and their activities with respect to private funds. The Private Fund Rules will impose new and substantial requirements on advisers to private funds, including us, and are expected to significantly impact our business and operations. In particular, the Private Fund Rules:
•require quarterly reporting by private funds to investors concerning performance, fees, expenses and compensation paid to the adviser;
•require registered advisers to obtain an annual audit for a private fund;
•enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as GP-led secondaries);
•prohibit advisers from engaging in certain fee and expense practices without either disclosure or consent from investors, as applicable, such as charging to private fund clients fees and expenses associated with an examination or investigation of the adviser, or regulatory and compliance fees and expenses of the adviser, and charging fees or expenses related to a portfolio investment on a non-pro rata basis;
•prohibit an adviser from reducing the amount of its clawback of carried interest by the amount of certain taxes without disclosure to investors; and
•prohibit certain preferential treatment of private fund investors and require disclosure of other forms of preferential treatment of private fund investors in side letters or other arrangements with an adviser.
Amendments to the existing books and records and compliance rules under the Advisers Act complement the Private Fund Rules and also require that all registered advisers document their annual compliance review in writing. Proposed amendments to Regulation S-P issued in March 2023 would, if adopted, apply safeguarding requirements directly to investment advisers that manage private funds. The compliance burdens and associated costs for us and our funds are expected to increase as a result of the Private Fund Rules. Many provisions of the Private Funds Rules will require us to make a variety of subjective determinations as to whether and how such rules apply to our funds and our related obligations. We will face conflicts of interest in making such determinations, which determinations may be questioned by a regulator. We will be subject to increased risk of exposure to additional regulatory scrutiny, litigation, censure and penalties for non-compliance or perceived non-compliance as a result of the Private Fund Rules, and any non-compliance or perceived non-compliance with such rules may negatively impact our reputation as well as our ability to raise capital and effectively execute on our investment activities. Certain elements of the Private Funds Rules will impact our ability to provide certain preferential treatment to investors, which may also impede our ability to raise capital.
Additionally, the SEC recently adopted an expansion of the reporting obligations under Form PF and changes to the beneficial ownership reporting regime applicable to positions in public companies. The SEC has also recently adopted amendments to the existing custody rule, which would, among other changes, expand the scope of assets that are subject to the rule, new rules prohibiting registered advisers from outsourcing certain services without first meeting minimum requirements, and new rules to address certain conflicts of interest associated with the use of predictive data analytics, such as artificial intelligence and machine learning with, if adopted, would require advisers to, among other things, eliminate or neutralize the effect of conflicts of interest associated with the adviser’s use of these technologies. The SEC has also included in its regulatory agenda potential rulemaking on climate change disclosures and corporate diversity. These newly adopted or proposed rules are expected to increase compliance burdens and associated regulatory costs and complexity and impose limitations on our investing activities. In addition, even if not adopted, evaluating and responding to proposed rules could result in increased costs and require significant attention from management, and the new or proposed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions.
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
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the Biden administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (the “CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of certain of our funds’ portfolio companies and thus limit the ability of our funds to exit from certain investments, as well as limit our flexibility in structuring or financing certain transactions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations and a 1% excise tax on share repurchases. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Further, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular.
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
Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators and/or commodity trading advisors and become members of the National Futures Association. As such, certain of our or our affiliates’ risk management or other commodities interest-related activities may be subject to CFTC oversight. To date, we have concluded that the covered activities in which our affiliates engage do not rise to the level of requiring the subsidiaries to register with the CFTC or become members of the National Futures Association, or the “NFA,” and instead, these affiliates rely on exemptions from such registration requirements. As part of ensuring the affiliates continue to be exempt from registration, we have instituted procedures to monitor our exposure to covered activities and comply with exemption renewal requirements. In the event that the frequency of our affiliates’ engagement in covered activities exceeds the threshold for exemption from registration, such affiliates could become subject to a wide range of other regulatory requirements, such as reporting, recordkeeping and operational requirements as well as periodic examinations.

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
Information Reporting Requirements. Many countries have significantly increased their information reporting regimes over the past few years. On 25 May 2018 the EU Council adopted a directive (2018/822 amending Directive 2011/16/EU as regards mandatory automatic exchange of information in the field of taxation in relation to reportable cross-border arrangements) that imposes a reporting obligation on parties involved in transactions that may be associated with aggressive tax planning (“DAC6”).
ESG risk management. Regulation (EU) 2019/2088 of the European Parliament and of the Council of 27 November 2019 on sustainability‐related disclosures in the financial services sector (the “SFDR”), which captures this Fund, defines “sustainability risks” as environmental, social or governance events or conditions that, if they occur, could cause an actual or a potential material negative impact on the value of an investment. TPG, the AIFM, the Fund, the Fund’s portfolio companies, and other parties, such as service providers or the Fund or portfolio company counterparties, may be negatively affected by sustainability risks. If appropriate for an investment, the AIFM (or its delegate) may conduct sustainability risk-related due diligence and/or take steps to mitigate sustainability risks and preserve the value of the investment; however, there can be no assurance that all such risks will be mitigated in whole or in part, nor identified prior to the date the risk materializes. TPG, the AIFM (or its delegate), the Fund, the Fund’s portfolio companies, and other parties may maintain insurance to protect against certain sustainability risks, where available on reasonable commercial terms, although such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all losses. Sustainability risks may therefore adversely affect the performance of the Fund and its investments.
SFDR. Funds that raise capital across one or more European Member States must comply with the EU’s detailed sustainability-related disclosure regime. In particular (and as relevant for the Fund), the SFDR requires certain disclosures in relation to whether and, if so, how sustainability risks are taken into account in the investment process. In addition, for those financial products that have a sustainable investment objective or which promote environmental or social characteristics, there is an obligation to disclose such an objective or characteristics in pre-contractual disclosures and report on an ongoing basis their performance in achieving those commitments, among other requirements. In addition, on June 22, 2020, the Official Journal of the European Union published a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable (Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020 on the establishment of a framework to facilitate sustainable investment, and amending Regulation (EU) 2019/2088, “Taxonomy Regulation”). The Taxonomy Regulation, amongst other things, introduces mandatory disclosure and reporting requirements and supplements the framework set out in the SFDR. The SFDR regime and Taxonomy Regulation are evolving and subject to ongoing interpretation by regulators.
The disclosure requirements in the SFDR are supplemented by the Commission Delegated Regulation (EU) 2022/1288 of 6 April 2022 supplementing Regulation (EU) 2019/2088 of the European Parliament and of the Council with regard to regulatory technical standards specifying the details of the content and presentation of the information in relation to the principle of ‘do no significant harm’, specifying the content, methodologies and presentation of information in relation to sustainability indicators and adverse sustainability impacts, and the content and presentation of the information in relation to the promotion of environmental or social characteristics and sustainable investment objectives in pre-contractual documents, on websites and in periodic reports.
The European Securities and Markets Association published its Consultation Paper on Guidelines on funds’ names using ESG or sustainability-related terms in February 2023, which was subsequently updated through its Public Statement on 14 December 2023. The guidelines and related public statement both specify minimum requirements for the portfolio composition of funds using ESG or sustainability-related terms in their name. Such requirements include (but are not limited to) exclusions in respect of businesses in the oil and gas value chain. Once finalized and effective, the guidelines may apply to funds which have closed to investment and that changes to the investment portfolio of the Fund may be necessary.
Comparable national regimes to the SFDR. In recent years, several other regulators (including in the United States and the UK) have announced upcoming regulatory initiatives requiring ESG-related disclosures, and sustainability related labels and marketing. For instance, on November 28, 2023, the UK Financial Conduct Authority published PS23/16, the FCA’s Policy Statement on the Sustainability Disclosure Requirements and investment labels and GC23/3, the Guidance on the UK Anti-Greenwashing Rule (the latter of which captures all FCA-authorised firms).
UK TCFD reporting. Further, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Taskforce on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The U.K. is in the process of introducing mandatory TCFD-aligned disclosure requirements for U.K. firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investment or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5 billion calculated as a three-year rolling average.
Corporate Sustainability Due Diligence Directive. On February 23, 2022, the European Commission published its proposal for the Corporate Sustainability Due Diligence Directive (“CSDD”), which if adopted, will intensify scrutiny of human rights and environmental diligence systems for companies. Compliance with the CSDD will likely create an additional compliance burden and increased legal, compliance, governance, reporting and other costs because of the need to collect certain information from portfolio companies to meet the reporting requirements.
Corporate Sustainability Reporting Directive. On January 5, 2023, the Corporate Sustainability Reporting Directive (Directive (EU) 2022/2464 of the European Parliament and of the Council of 14 December 2022 amending Regulation (EU) No 537/2014, Directive 2004/109/EC, Directive 2006/43/EC and Directive 2013/34/EU, regarding corporate sustainability reporting (the “CSRD”) came into force. The CSRD introduces more detailed sustainability reporting requirements, including but not limited to, climate and environmental issues and factors related to social and corporate governance, such as equality, human rights and fair working conditions. In addition, CSRD requires external auditing and assurance of sustainability reports and is expected to implement mandatory ESG standards with more detailed reporting requirements. Compliance with the CSRD will create an additional compliance burden and likely increase legal, compliance, governance, reporting and other costs.
Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers and/or portfolio companies, including the Fund and TPG, because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisors and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. Compliance with requirements of this nature also increase risks relating to financial supervision and enforcement action. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that the Fund may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect the investment returns of the Fund.
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
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, the TCJA, and guidance interpreting the TCJA since its enactment in 2017, have resulted in many significant changes to the U.S. federal income tax laws, some of which could adversely impact us and/or our portfolio companies. Further, foreign, state and local governments may enact tax laws in response to the TCJA that could result in further changes to foreign, state and local taxation and have a material adverse effect on our results of operations, financial condition and cash flow.
Moreover, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives. There are significant uncertainties relating to the application of the IRA. Although the IRS and Treasury have released certain guidance under the IRA, significant uncertainties remain after such guidance was issued, and it is not clear when additional guidance will be issued. The Company will continue to evaluate its future impact if additional guidance is issued by the U.S. Department of the Treasury.
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business remain focused on the taxation of organizations, such as TPG. The OECD, which represents a coalition of member countries, is contemplating changes to numerous longstanding tax principles through its base erosion and profit shifting (“BEPS”) project, which focuses on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures relating to the deductibility of interest expense, local nexus requirements, transfer pricing, treaty qualification and hybrid instruments could potentially be relevant to some of our ownership structures and could have an adverse tax impact on us, our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because the timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals. If implemented, these and other proposals could result in increased taxes on income from our investments and increased non-U.S. taxes on our management fees. In addition, on October 8, 2021, the OECD/G20 inclusive framework on BEPS (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform under the BEPS project originally agreed on July 1, 2021, and a timetable for implementation. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed, and under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Over 130 members of the Inclusive Framework are participating in the two-pillar plan. The OECD has published model rules and other guidance with respect to the two-pillar plan, and further additional guidance is expected to be published in 2024. A number of jurisdictions, including the United Kingdom and certain European Union Member States, have announced proposals to implement aspects of the pillar two proposals with effect from December 31, 2023 (broadly, the “income inclusion rule” and the “domestic top-up tax”) with further aspects to be introduced from December 31, 2024 (broadly, the “undertaxed payments rule”). As the two-pillar plan has partially taken effect in some, but not all, jurisdictions for the taxable year beginning on January 1, 2024, there is still uncertainty as to how the two-pillar plan will be applied evenly during this transition period. We are currently monitoring the developments of the two-pillar plan and are evaluating its potential impact on our financial results, though the implementation of any new legislation could negatively impact us, our funds, our funds’ portfolio companies and our investors.
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
In the event of a transfer by a non-U.S. transferor of an interest in a partnership, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Common Units may include non-U.S. holders. Pursuant to the A&R Exchange Agreement, a non-U.S. holder of Common Units is entitled to have such holder’s Common Units exchanged for cash from a substantially concurrent public offering or private sale (based on the closing price per share of the Class A common stock on the day before the pricing of such public offering or private sale (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock (or, in certain cases, shares of our nonvoting Class A common stock). To the extent withholding is required and we elect to deliver shares of our Class A common stock (or, in certain cases, shares of our nonvoting Class A common stock) rather than cash, we may not have sufficient cash to satisfy such withholding obligation, and we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
If the TPG Operating Group partnership were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and the TPG Operating Group partnership might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that the TPG Operating Group partnership does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of Common Units pursuant to the A&R Exchange Agreement or other transfers of Common Units could cause the TPG Operating Group partnership to be treated like a publicly traded partnership. From time to time, the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.
If the TPG Operating Group partnership were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and the TPG Operating Group partnership, including as a result of our inability to file a consolidated U.S. federal income tax return with the TPG Operating Group partnership. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement and would not be able to recover any payments previously made under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of the TPG Operating Group partnership’s assets) were subsequently determined to have been unavailable.
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include responses to and assessments of internal and external threats to the security, confidentiality, integrity and availability of the Company’s data and systems along with other material risks to firm operations, at least annually or whenever there are material changes to our systems or operations. As part of our risk management process, we engage outside providers to conduct periodic internal and external penetration testing. We use NIST Cybersecurity Framework and CIS Critical Security Controls as a guide to help us identify, assess, and manage cybersecurity relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements. We store firm data in cloud environments with security appropriate to the data involved and have adopted controls around, among other things, vendor risk assessment, access and acceptable use and backup and recovery.
We have processes to oversee and identify material risks associated with the use of third-party service providers, taking into account the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider.
Governance
We have established an Enterprise Risk Committee (“ERC”) to manage overall risk across the Company including cybersecurity risks identified by the cybersecurity team; the ERC includes representatives from relevant functions and is led by our Chief Executive Officer (“CEO”). We have also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our risk management, control and governance processes is assigned to our Chief Information Security

Officer, who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and, in coordination with the Chief Information Officer and Head of Operations, reports to the ERC at least annually. The Chief Information Security Officer leads the Company’s cybersecurity team, which includes individuals dedicated to incident detection and response. This team is responsible for identifying threats that can impact the Company and designing controls to mitigate vulnerabilities before they are exploited and to detect and neutralize any threats that do materialize. The Chief Information Security Officer and Chief Information Officer each have more than 20 years of experience in their fields. The Chief Information Security Officer and senior members of the cybersecurity team hold industry standard certifications.
Our Audit Committee is briefed on cybersecurity risks at least once each year and as needed in connection with any potentially material cybersecurity incidents. The Chief Information Security Officer reports at least annually, to our Audit Committee and such report may address overall assessment of the Company’s compliance with this and other cybersecurity policies, including topics such as risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.
Item 2. Properties
Our principal executive offices are located in leased office space at 301 Commerce Street, Fort Worth, Texas 76102. We also lease office space in Amsterdam, Beijing, Chicago, Dubai, Frankfurt, Guangdong, Hong Kong, London, Los Angeles, Luxembourg, Melbourne, Miami, Milan, Mumbai, New York, San Francisco, Seoul, Shanghai, Singapore, Tokyo and Washington, D.C. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
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
The number of holders of record of our common stock was 77 as of February 20, 2024. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers.
Dividend Policy
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by our board of directors and, until the Sunset, the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the board of directors and, until the Sunset, the Executive Committee and the board of directors and Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. For more information on DE, see “Item 7.—Management’s Discussion and Analysis of Financial Results of Operation—Non-GAAP Financial Metrics—Distributable Earnings.”
Prior to the Sunset, any future determination as to the declaration and payment of dividends, if any, will be at the discretion of the board of directors and Executive Committee and will depend on a number of factors, including:
•general economic and business conditions;
•our strategic plans and prospects;
•our business and investment opportunities;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including payment obligations pursuant to the Tax Receivable Agreement) to us; and
•such other factors as the board of directors and Executive Committee may deem relevant.
In addition, the TPG Operating Group Limited Partnership agreements generally require that pro rata cash distributions be made to holders of Common Units, including us, at certain assumed tax rates, which we refer to as “tax distributions.” Further, subject to funds being legally available, we intend to cause the TPG Operating Group to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses.
We are a holding company, and our only material assets are Common Units representing 22% of the Common Units and 100% of the interests in certain intermediate holding companies. We need to cause the TPG Operating Group to make distributions to us sufficient to pay our taxes and other obligations (including those pursuant to the Tax Receivable Agreement), and if we decide to pay a dividend, in an amount sufficient to cover such dividend. If the TPG Operating Group makes such distributions to us, the other holders of Common Units, including the TPG Partner Vehicles and certain Pre-IPO Investors, will be entitled to receive pro rata distributions. Holders of our Class B common stock will not be entitled to cash dividends distributed by TPG Inc. Holders of Promote Units will not be entitled to cash distributions from the TPG Operating Group, except certain distributions of performance allocations received by the TPG Operating Group.

Recent Sales of Unregistered Securities
In connection with the closing of the Angelo Gordon acquisition, on November 1, 2023 (“Closing”), the Angelo Gordon Parties received (i) 53.0 million Common Units, subject to certain adjustments, (ii) 8.4 million RSUs that, subject to the terms and conditions of the RSUs, will settle in shares of our Class A common stock, subject to certain adjustments and (iii) rights to an earnout payment of up to $400 million in value (the “Earnout Payment”), subject to the satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. The Earnout Payment is payable, at TPG Operating Group II, L.P.’s election, subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (and an equal number of shares of Class B common stock) (the “Earnout Equity Payment”). On November 13, 2023, upon effectiveness of our Certificate of Amendment of the Amended and Restated Certificate of Incorporation, we issued to the Angelo Gordon Parties 53.0 million shares of Class B common stock. The Common Units and shares of Class B common stock issued in connection with the Acquisition were not and will not be registered under the Securities Act, and were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Common Units and shares of Class B common stock are subject to the terms of our A&R Investor Rights Agreement, which sets forth certain transfer restrictions and customary registration rights with respect to the shares of Class A common stock, shares of Class B common stock and Common Units (including any Common Units received as part of the Earnout Equity Payment). In particular, applicable Angelo Gordon Parties may not transfer or exchange (i) any shares of Class A common stock, shares of Class B common stock or Common Units prior to the first anniversary of Closing; (ii) from the first anniversary until the second anniversary of Closing, more than one third (1/3) of the number of shares of Class A common stock, shares of Class B common stock or Common Units owned, directly or indirectly, by the applicable Angelo Gordon Parties as of Closing; and (iii) between the second and third anniversary of Closing, more than two thirds (2/3) of the number of shares of Class A common stock, shares of Class B common stock or Common Units owned, directly or indirectly, by the applicable Angelo Gordon Parties as of Closing.
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
We completed the Acquisition on November 1, 2023. Accordingly, the results of TPG Angelo Gordon included in our consolidated results of operations are from November 1, 2023 through December 31, 2023.
Business Overview
We are a leading global alternative asset manager with approximately $221.6 billion in assets under management (“AUM”) as of December 31, 2023. We primarily invest in complex asset classes such as private equity, credit, real estate and public market strategies. We have built our firm through more than 30 years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach as compared to other alternative asset managers and a diversified, innovative array of multi-strategy investment platforms that position us well to continue generating sustainable growth across our business.
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
The market environment improved in 2023 as inflation slowed, the Federal Reserve tapered and ultimately paused its rate hiking cycle, and the domestic economy remained strong, all despite ongoing geopolitical instability and stress within the regional banking sector during the early part of the year.
The U.S. Consumer Price Index (“CPI”) reading for the last month of 2023 showed a 3.1% year-over-year increase in prices, a much slower rate of increase relative to the December 2022 reading of 6.5%. Core CPI, which excludes food and energy, also declined from 5.7% in December 2022 to 3.9% in the December 2023 reading. As inflation tapered, the Federal Reserve began to slow its pace of rate hikes. After increasing the target federal funds rate by 4.25% over the course of 2022, the Federal Reserve increased rates only by another 1.00% in 2023 via 0.25% increases at four of its first five meetings of 2023. The Central Bank has held rates steady since, at 5.25% - 5.50%. The timing of the Federal Reserve’s first rate cut and the pace of the rate cutting cycle remains a significant question impacting markets. Economic data has remained strong despite the extended period of elevated rates. The U.S. added 2.8 million payrolls over the course of 2023, and the unemployment rate ended the year at 3.7%, a modest increase from 2022’s final reading of 3.4%.
U.S. Treasuries experienced a degree of volatility over the twelve months ending December 31, 2023, though finished the year relatively flat to yields seen at the end of 2022. Treasury yields fell sharply early in the year, particularly at the shorter end of the curve, as stress within the U.S. regional banking sector drove a flight to safety. Yields steadily widened over the following months, with the 10-Year Treasury touching above 5% in October. However, Treasury bonds rallied significantly heading into the end of the year. The 10 Year Treasury yield ended the year at 3.879%, little changed from its yield at the end of 2022. 2 Year Yields touched as high as 5.212% during 2023 but closed the year at 4.250%.
In corporate credit markets, both U.S. and European high yield markets performed positively during 2023. According to J.P. Morgan data, the U.S. high yield market saw gains of 13.5% in the United States and the European market saw gains of 12.7% during the year. Notably, lower-rated CCCs significantly outperformed higher-rated BBs over this period, generating returns of 19.9% and 11.8%, respectively. In U.S. high, yield bonds further tightened and ended the year at 377 basis points compared to 490 basis points to start the year. In Europe, high yield spreads tightened 44 points ending the year at 449 basis points. The high yield default rate rose modestly to 2.8% in the United States and 2.4% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 13.5% return and the J.P. Morgan European Leveraged Loan Index posted a 13.6% return for the year ended 2023. From a spread and yield basis, the US Leveraged Loan Index ended the year at a yield of 8.6% and 500 basis point spread while the European Leverage Loan Index ended the year at a yield of 7.96% and 542 basis point spread.
Major U.S. equity indices rallied significantly in 2023, after posting losses in 2022. The S&P 500, Dow Jones, and Nasdaq gained 24.2%, 13.7%, and 43.4% respectively during the year. Growth oriented sectors were market leaders, with the Information Technology and Communication Services sectors rising 56.4% and 54.4% respectively on the year. Energy and Utilities were laggards, declining (4.8%) and (10.2%) respectively. Volatility, as measured by the CBOE Volatility Index, continued its downward trend over the year from 21.7 at the start of the year to 12.5 at the end of 2023.
In commercial real estate, the Green Street Commercial Property Price Index ended December 2023 down 9.5% from its the beginning of 2023. Commercial property transaction volume in the United States and Europe remained relatively muted, consistent with 2022, primarily due to continued elevated borrowing rates and reductions in liquidity and credit availability. Major Asian markets faced similar challenges, with commercial property transaction volume for the year declining 17 year-over-year overall; however, Q4 2023 saw an uptick in volume, registering a 3% rise year-on-year. In Hong Kong full year 2023 investment volume reached HK$40.4 billion, marking the weakest period since 2008. In China, transaction volume fell 13.0% year-over-year, largely due to prolonged overseas interest rate hikes and ongoing geopolitical tension. Similarly, Japan saw investment volume decline 3.0% year-over-year, mostly due to a decrease in foreign investment.
U.S. residential real estate improved slightly during the quarter, with national U.S. home prices rising approximately 6.0% year-to-date through November 2023, slightly above the peak recorded in June 2022 according to the S&P/Case-Shiller U.S. National Home Price Index, in part due to constrained housing supply.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 22% of the legally outstanding Common Units and 100% of the interests in certain intermediate holding companies as of December 31, 2023. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Angelo Gordon
On November 1, 2023, we acquired Angelo Gordon pursuant to the terms and subject to the conditions set forth in the Transaction Agreement. Pursuant to the Transaction Agreement, we acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,145.9 million (the “Purchase Price”), comprised of:
•$740.7 million in cash paid at closing;
•$18.8 million in payable as of December 31, 2023 to the escrow agent on behalf of the sellers of Angelo Gordon, subject to adjustment;
•9.2 million vested Common Units (and an equal number of Class B common stock) and 43.8 million unvested Common Units which are deemed to be compensatory under U.S. GAAP;

•the rights to an aggregate cash payment, payable in three payments of up to $50.0 million each, reflecting an aggregate of $150.0 million (the “Aggregate Annual Cash Holdback Amount”); and
•the non-compensatory portion under U.S. GAAP of a total earnout payment of up to $400.0 million in value (the “Earnout Payment”), subject to the satisfaction of certain fee-related revenue (“FRR”) targets during the period beginning on January 1, 2026 and ending on December 31, 2026 (the “Measurement Period”).
On November 1, 2023, Angelo Gordon had $75.3 billion in assets under management, with $57.4 billion attributable to its credit business and $17.9 billion attributable to its real estate business.
Operating Segments
We operate our business in a single operating and reportable segment, which is consistent with how our CEO, who is our chief operating decision maker, reviews financial performance and allocates resources. We operate collaboratively across platforms with a single expense pool.
Basis of Accounting
We consolidate the financial results of TPG Inc., TPG Operating Group and its consolidated subsidiaries, management companies, the general partners of funds and entities that meet the definition of a variable interest entity (“VIE”) for which we are considered the primary beneficiary.
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
We are not required under U.S. GAAP to consolidate the majority of investment funds we advise in our Consolidated Financial Statements because we do not have a more than insignificant variable interest. Following our Reorganization and IPO, we no longer have a controlling financial interest in certain TPG Funds. Public SPACs are consolidated pursuant to U.S. GAAP. Management fees and performance allocations from the consolidated Public SPACs are eliminated in the Consolidated Financial Statements. The assets and liabilities of the consolidated Public SPACs are generally held within separate legal entities and, as a result, the liabilities of the consolidated Public SPACs are non-recourse to us. Since we only consolidate a limited portion of our TPG investment funds, the performance of the consolidated Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
Key Financial Measures

Our key financial and operating measures are discussed below.
Revenues
Fees and Other. Fees and other consists primarily of (i) management and incentive fees, (ii) monitoring fees, (iii) transaction fees, (iv) incentive fee income and (v) expense reimbursements from unconsolidated funds, portfolio companies and third parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from the TPG funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from investment funds. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of preferred returns or high water marks, where applicable, in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest ownership of a portion of their equity interests over a service period of generally one to six years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO and subsequent acquisition, we granted restricted stock units (“RSUs”) to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership and are accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO. We account for these distributions as performance allocation compensation.
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
Net Gains from Investment Activities of consolidated TPG Funds and Public SPACs. Net gains (losses) from investment activities includes (i) realized gains (losses) from the sale of equity, securities sold and not yet purchased, debt and derivative instruments and (ii) unrealized gains (losses) from changes in the fair value of such instruments.

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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$1,534,626	$1,246,635	$977,904
Capital allocation-based income	855,285	756,252	3,998,483
Total revenues	2,389,911	2,002,887	4,976,387
Expenses
Compensation and benefits:
Cash-based compensation and benefits	547,377	473,696	579,698
Equity-based compensation	654,922	627,714	—
Performance allocation compensation	591,676	416,556	—
Total compensation and benefits	1,793,975	1,517,966	579,698
General, administrative and other	482,574	368,915	278,590
Depreciation and amortization	47,673	32,990	21,223
Interest expense	38,528	21,612	16,291
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	—	740
Other	1,053	3,316	20,024
Total expenses	2,363,803	1,944,799	916,566
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	6,564	(110,131)	353,219
Interest, dividends and other	42,622	9,168	6,460
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	—	23,392
Unrealized gains on derivative liabilities of Public SPACs	667	12,382	211,822
Interest, dividends and other	7,692	6,741	10,321
Total investment income (loss)	57,545	(81,840)	605,214
Income (loss) before income taxes	83,653	(23,752)	4,665,035
Income tax expense	60,268	32,483	9,038
Net income (loss)	23,385	(56,235)	4,655,997

	Year Ended December 31,
	2023		2022	2021

	(dollars in thousands, except share and per share data)
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—		(517)	155,131
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—		—	19,287
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—		966	2,455,825
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—		5,256	2,025,754
Net income attributable to redeemable equity in Public SPACs	12,044		15,165	—
Net loss attributable to non-controlling interests in TPG Operating Group	(92,411)		(180,824)	—
Net income attributable to other non-controlling interests	23,662		11,293	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$80,090	(1)	$92,426	$—
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.89		$1.10	$—
Diluted	$(0.04)		$(0.19)	$—
Weighted-average shares of Class A common stock outstanding
Basic	80,334,871		79,255,411	—
Diluted	317,944,496		308,908,052	—
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Revenues
Revenues consisted of the following for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022	Change	%

	($ in thousands)
Management fees	$1,187,947		$919,830	$268,117	29%
Transaction, monitoring and other fees, net	113,108		117,422	(4,314)	(4)%
Expense reimbursements and other	233,571		209,383	24,188	12%
Total fees and other	1,534,626		1,246,635	287,991	23%
Performance allocations	808,248		720,106	88,142	12%
Capital interests	47,037		36,146	10,891	30%
Total capital allocation-based income	855,285		756,252	99,033	13%
Total revenues	$2,389,911	(1)	$2,002,887	$387,024	19%
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Fees and other revenues increased by $288.0 million, or 23%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. This change resulted from a $268.1 million increase in management fees, a $24.2 million increase in expense reimbursements and other and a $4.3 million decrease in transaction, monitoring and other fees, net.

Management Fees. Management fees increased by $268.1 million, or 29%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by fee earning capital raised resulting in additional management fees of $107.6 million from TPG IX, $47.9 million from Asia VIII, $40.7 million from THP II, and $29.2 million from Rise III, each of which were activated during the third quarter of 2022. Management fees also increased $87.3 million due to the additional fees earned from TPG Angelo Gordon, primarily $18.8 million from Middle Market Direct Lending funds, $12.4 million from Real Estate Multi-Strategy funds, and $9.8 million from Credit Solutions funds. These increases were partially offset by a decrease in management fees of $36.9 million earned from Asia VII resulting from a decrease in fee earning AUM during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Certain management fees totaling $41.5 million earned during the year ended December 31, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners primarily related to TPG IX of $18.0 million, THP II of $8.7 million, Rise III of $6.7 million and Asia VIII in the amount of $6.3 million.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net decreased by $4.3 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by a $9.5 million decrease in transaction, monitoring and incentive fees earned from portfolio companies in our Real Estate and Capital platforms, partially offset by a $6.3 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other increased by $24.2 million, or 12%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by a $21.2 million increase in income from services rendered to TPG funds and a $5.1 million increase in additional reimbursements from funds, mainly due to increase in expense reimbursements attributable to TPG Angelo Gordon.
Performance Allocations. Performance allocations increased by $88.1 million to $808.2 million, or 12%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Realized performance allocations for the year ended December 31, 2023 and 2022 totaled $582.2 million and $1,409.8 million, respectively. Unrealized performance allocation gains for the year ended December 31, 2023 was $226.0 million. The change in unrealized performance allocations for the year ended December 31, 2022 was a loss of $689.7 million.
The table below highlights performance allocations for the years ended December 31, 2023 and 2022, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Year Ended December 31,
	2023	2022	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$13,538	$171,926	$(158,388)	(92)%
TPG VIII	318,945	445,242	(126,297)	(28)%
TPG IX	32,253	1,146	31,107	NM
Asia VI(2)	(48,407)	(50,005)	1,598	3%
Asia VII	(7,058)	9,400	(16,458)	(175)%
Asia VIII	23,241	—	23,241	NM
TPG Healthcare Partners	60,933	5,381	55,552	NM
TPG Healthcare Partners II	12,059	2,529	9,530	NM
TES	1,986	11,618	(9,632)	(83)%
TPG AAF	31,051	135,098	(104,047)	(77)%
Platform: Capital	438,541	732,335	(293,794)	(40)%

	Year Ended December 31,
	2023	2022	Change	%

	($ in thousands)
Growth III(2)	(5,521)	(47,831)	42,310	88%
Growth IV	64,362	21,141	43,221	204%
Growth V	80,780	68,890	11,890	17%
TTAD	(13,195)	455	(13,650)	NM
TDM	(4,757)	33,305	(38,062)	(114)%
Platform: Growth	121,669	75,960	45,709	60%
Rise	(3,649)	(16,836)	13,187	78%
Rise II	55,927	19,739	36,188	183%
Rise Climate	177,333	—	177,333	NM
Platform: Impact	229,611	2,903	226,708	NM
TREP III	(73,335)	12,728	(86,063)	(676)%
Platform: Real Estate	(73,335)	12,728	(86,063)	(676)%
TPEP	33,455	9,107	24,348	267%
NewQuest III	(20,193)	(17,590)	(2,603)	NM
NewQuest IV	1,157	18,374	(17,217)	NM
NewQuest V	8,820	—	8,820	NM
Strategic Capital	—	(2,793)	2,793	NM
Platform: Market Solutions	23,239	7,098	16,141	227%
Credit Solutions II	53,539	—	53,539	NM
Credit Solutions II Dislocation A	17,157	—	17,157	NM
Credit Solutions I	15,303	—	15,303	NM
MVP	13,953	—	13,953	NM
MMDL IV	7,410	—	7,410	NM
MMDL III	4,001	—	4,001	NM
CDPQ Cap Solutions	2,814	—	2,814	NM
Asset Based Credit	2,643	—	2,643	NM
MMDL IV Annex	2,161	—	2,161	NM
MMDL V	2,104	—	2,104	NM
Other	18,279	—	18,279	NM
TPG Angelo Gordon Credit	139,364	—	139,364	NM
Net Lease Realty III	15,687	—	15,687	NM
Asia Realty IV	(1,673)	—	(1,673)	NM
Net Lease Realty IV	(1,845)	—	(1,845)	NM
Growth Capital I	(2,315)	—	(2,315)	NM
Realty X	(3,828)	—	(3,828)	NM
Europe Realty III	(5,722)	—	(5,722)	NM
Europe Realty II	(15,586)	—	(15,586)	NM
Other	3,245	—	3,245	NM
TPG Angelo Gordon Real Estate	(12,037)	—	(12,037)	—%
Total TPG Operating Group Shared:	$867,052	$831,024	$36,028	4%

	Year Ended December 31,
	2023		2022	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	$(495)		$(569)	$74	13%
TPG V	3		—	3	NM
TPG VI	(24,561)		(19,913)	(4,648)	(23)%
Asia IV	—		108	(108)	NM
Asia V	(24,388)		(42,864)	18,476	43%
MMI	1,329		117	1,212	NM
TPG TFP	—		(750)	750	NM
Platform: Capital	(48,112)		(63,871)	15,759	25%
Growth II	1,383		8,977	(7,594)	(85)%
Gator	(22,945)		11,731	(34,676)	(296)%
Biotech II	—		203	(203)	NM
Biotech III	12,566		(34,974)	47,540	136%
Biotech IV	(347)		(533)	186	35%
Biotech V	—		—	—	NM
Platform: Growth	(9,343)		(14,596)	5,253	36%
TREP II	(250)		(17,337)	17,087	99%
DASA RE	(1,099)		(1,507)	408	27%
Platform: Real Estate	(1,349)		(18,844)	17,495	93%
TSI	—		124	(124)	NM
Evercare	—		(13,731)	13,731	NM
Platform: Impact	—		(13,607)	13,607	NM
Total TPG Operating Group Excluded(3)	$(58,804)		$(110,918)	$52,114	47%
Total Performance Allocations	$808,248	(1)	$720,106	$88,142	12%
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
(2)After the Reorganization, we retained an economic interest in performance allocations from the Growth III and Asia VI general partner entities, which entitles us to a performance allocation equal to 10%; however, we intend to allocate the full amount as performance allocation compensation expense. As such, net income available to controlling interest holders is zero for each of these funds following the Reorganization.
(3)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders will be zero for each of the TPG Operating Group Excluded entities beginning January 1, 2022.
The increase in total performance allocations for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by higher realized and unrealized appreciation in TPG VIII, THP I, Growth IV, Growth V, Rise Climate and Rise II. These increases were partially offset by lower realized and unrealized appreciation in TREP III and Asia VI. Performance allocations also increased $127.3 million due to the acquisition of TPG Angelo Gordon primarily due to realized and unrealized appreciation from TPG AG Credit.
As of December 31, 2023, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.3 billion. As of December 31, 2023, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.4 billion.
Capital Interests. Capital interests income increased by $10.9 million, or 30%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by an increase in income from our investments in TRTX in our Real Estate platform and Rise Climate in our Impact platform. These increases were partially offset by a decrease in income from our investments in TPG VII, TPG VIII and TPG AAF in our Capital platform.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $73.7 million, or 16%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by a $63.9 million increase in salaries and benefits driven by an increase in headcount as a result of the Acquisition for the year ended December 31, 2023, and an $8.7 million increase in bonuses for the year ended December 31, 2023.
Equity-Based Compensation. Equity-based compensation expense increased by $27.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily attributable to a net $36.6 million increase in expenses largely associated with RSUs granted to TPG employees and certain of our executives and a $12.8 million expense associated with RSUs granted to TPG Angelo Gordon employees as a result of the Angelo Gordon acquisition, partially offset by the vesting of certain Other Awards, as defined in Note 19, during the year ended December 31, 2022.
Performance Allocation Compensation. Performance allocation compensation increased by $175.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily attributable to the increase in performance allocations, which drives the compensation allocated to our partners and professionals during the year ended December 31, 2023, inclusive of $103.4 million attributable to TPG Angelo Gordon.
General, Administrative and Other. General and administrative expenses increased by $113.7 million, or 31%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by a $78.0 million increase in professional fees and an increase of $7.6 million in travel and other administrative expenses. General and administrative expense also increased $39.1 million from TPG Angelo Gordon. These increases were partially offset by a decrease in insurance expenses, primarily related to a $20.6 million insurance policy purchased in connection with the IPO during the year ended December 31, 2022.
Depreciation and Amortization. Depreciation and amortization increased by $14.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily due to the amortization of intangible assets resulting from the acquisition of Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $16.9 million, or 78%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to higher interest rates on certain borrowings and increased interest expense on draws under our Senior Unsecured Revolving Credit Facility to partially fund the Acquisition.
Expenses of Consolidated TPG Funds and Public SPACs. Expenses of consolidated TPG Funds and Public SPACs decreased by $2.3 million, or 68%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Net Gains (Losses) from Investment Activities. Net gains (losses) from investment activities was a gain of $6.6 million for year ended December 31, 2023 compared to a loss of $110.1 million for the year ended December 31, 2022. This change was primarily attributable to a gain of $15.3 million from our investment in Nerdy Inc, partially offset by a loss of $7.7 million from our investment in Vacasa, Inc. during the year ended December 31, 2023.
Interest, Dividends and Other. Interest, dividends and other increased by $33.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily driven by additional interest income earned due to higher interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Unrealized Gains on Derivative Liabilities of Public SPACs. The $0.7 million and $12.4 million of unrealized gain on derivative instruments recognized during the year ended December 31, 2023 and 2022, respectively, were attributable to warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. The warrants held by public investors and forward purchase agreements are treated as liability instruments rather than equity instruments and subject to mark-to-market adjustments each period. Upon the consummation of acquisitions of target companies by our Public SPACs or the wind down of a Public SPAC, the associated liability will no longer be included in our Consolidated Financial Statements. Pursuant to the redemption of Class A Ordinary shares of AFTR and YTPG during the year ended December 31, 2023, we no longer have any derivative liabilities associated with SPACs in our Consolidated Financial Statements as of December 31, 2023.

Interest, Dividends and Other of Consolidated TPG Funds and Public SPACs. Interest, dividends and other of consolidated TPG Funds and Public SPACs increased by $1.0 million, or 14%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Income Tax Expense. Income tax expense increased by $27.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the Pre-Closing TPG Transactions, (as defined herein) which resulted in an increase to our valuation allowance for the year ended December 31, 2023.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues

Revenues consisted of the following for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
Management fees	$919,830	$718,344	$201,486	28%
Transaction, monitoring and other fees, net	117,422	104,930	12,492	12%
Expense reimbursements and other	209,383	154,630	54,753	35%
Total fees and other	1,246,635	977,904	268,731	27%
Performance allocations	720,106	3,792,861	(3,072,755)	(81)%
Capital interests	36,146	205,622	(169,476)	(82)%
Total capital allocation-based income	756,252	3,998,483	(3,242,231)	(81)%
Total revenues	$2,002,887	$4,976,387	$(2,973,500)	(60)%
Fees and other revenues increased by $268.7 million, or 27%, during the year ended December 31, 2022 compared to the year ended December 31, 2021. This change resulted from a $201.5 million increase in management fees, a $54.8 million increase in expense reimbursements and other and a $12.5 million increase in transaction, monitoring and other fees, net.
Management Fees. Management fees increased by $201.5 million, or 28%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by fee earning capital raised resulting in additional management fees of $40.3 million from TPG IX, $22.0 million from Asia VIII, $19.4 million from Rise III and $10.4 million from TPH II, each of which were activated during the third quarter of 2022; $76.2 million from TREP IV, which was activated during the first quarter of 2022; and $65.4 million from Rise Climate, which was activated during the third quarter of 2021. These increases were partially offset by a decrease in management fees of $29.9 million earned from TPG VII resulting from a decrease in fee earning AUM during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Certain management fees in the year ended December 31, 2022 were considered catch-up fees as a result of additional capital commitments from limited partners to Rise Climate and TTAD II in the amount of $2.8 million.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $12.5 million, or 12%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by a $9.6 million increase in transaction fees earned from portfolio companies in our Real Estate and Capital platforms and a $5.1 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
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

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Shared:
TPG VII	$171,926	$902,941	$(731,015)	(81)%
TPG VIII	445,242	558,759	(113,517)	(20)%
TPG IX	1,146	—	1,146	NM
Asia VI(1)	(50,005)	381,295	(431,300)	(113)%
Asia VII	9,400	426,270	(416,870)	(98)%
THP I	5,381	114,805	(109,424)	(95)%
THP II	2,529	—	2,529	NM
TES	11,618	8,232	3,386	41%
TPG AAF	135,098	32,237	102,861	319%
Platform: Capital	732,335	2,424,539	(1,692,204)	(70)%
Growth III(1)	(47,831)	64,111	(111,942)	(175)%
Growth IV	21,141	326,824	(305,683)	(94)%
Growth V	68,890	82,612	(13,722)	(17)%
TTAD I	455	108,458	(108,003)	(100)%
TDM	33,305	54,325	(21,020)	(39)%
Platform: Growth	75,960	636,330	(560,370)	(88)%
Rise I	(16,836)	142,938	(159,774)	(112)%
Rise II	19,739	69,253	(49,514)	(71)%
Platform: Impact	2,903	212,191	(209,288)	(99)%
TREP III	12,728	152,658	(139,930)	(92)%
Platform: Real Estate	12,728	152,658	(139,930)	(92)%
TPEP	9,107	29,804	(20,697)	(69)%
NewQuest	784	16,186	(15,402)	(95)%
Strategic Capital	(2,793)	2,793	(5,586)	(200)%
Platform: Market Solutions	7,098	48,783	(41,685)	(85)%
Total TPG Operating Group Shared:	831,024	3,474,501	(2,643,477)	(76)%

	Year Ended December 31,
	2022	2021	Change	%

	($ in thousands)
TPG Operating Group Excluded:
TPG IV	(569)	3,580	(4,149)	(116)%
TPG VI	(19,913)	32,031	(51,944)	(162)%
Asia IV	108	1,430	(1,322)	(92)%
Asia V	(42,864)	74,956	(117,820)	(157)%
MMI	117	1,333	(1,216)	(91)%
TPG TFP	(750)	201	(951)	(473)%
Platform: Capital	(63,871)	113,531	(177,402)	(156)%
Growth II	8,977	45,141	(36,164)	(80)%
Growth II Gator	11,731	65,167	(53,436)	(82)%
Biotech II	203	(342)	545	159%
Biotech III	(34,974)	30,681	(65,655)	(214)%
Biotech IV	(533)	1,977	(2,510)	(127)%
Biotech V	—	(4,095)	4,095	100%
Platform: Growth	(14,596)	138,529	(153,125)	(111)%
TREP II	(17,337)	40,000	(57,337)	(143)%
DASA - Real Estate	(1,507)	(1,954)	447	23%
Platform: Real Estate	(18,844)	38,046	(56,890)	(150)%
TSI	124	14,523	(14,399)	(99)%
Evercare	(13,731)	13,731	(27,462)	(200)%
Platform: Impact	(13,607)	28,254	(41,861)	(148)%
Total TPG Operating Group Excluded (2)	$(110,918)	$318,360	$(429,278)	(135)%
Total Performance Allocations	$720,106	$3,792,861	$(3,072,755)	(81)%
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

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	December 31,
	2023	2022

	($ in thousands)
Assets
Cash and cash equivalents	$665,188	$1,107,484
Investments	6,724,112	5,329,868
Due from affiliates	418,977	202,639
Intangible assets and goodwill	1,085,587	366,381
Other assets	475,808	276,177
Assets of consolidated Public SPACs	—	659,189
Total assets	$9,369,672	$7,941,738

Liabilities, Redeemable Equity and Equity
Debt obligations	$945,052	$444,566
Due to affiliates	143,175	139,863
Accrued performance allocation compensation	4,096,052	3,269,889
Other liabilities	824,259	324,261
Liabilities of consolidated Public SPACs	—	23,653
Total liabilities	$6,008,538	$4,202,232

Redeemable equity from consolidated Public SPACs	$—	$653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,596,501 and 79,240,058 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	$80	$79
Class B common stock $0.001 par value, 750,000,000 shares authorized (281,657,626 and 229,652,641 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	282	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Additional paid-in-capital	613,476	506,639
Retained (deficit) earnings	(34,681)	2,724
Other non-controlling interests	2,781,977	2,576,199
Total equity	3,361,134	3,085,871
Total liabilities, redeemable equity and equity	$9,369,672	$7,941,738
Cash and cash equivalents decreased $442.3 million during the year ended December 31, 2023 primarily due to the acquisition of Angelo Gordon. The acquisition resulted in cash paid of $740.7 million, which is comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on our Senior Unsecured Revolving Credit Facility. This is partially offset by cash and cash equivalents acquired in the transaction of $383.9 million.
Investments increased $1,394.2 million during the year ended December 31, 2023 primarily attributable the acquisition of Angelo Gordon of $1,046.4 million. Investments also increased due to net capital allocation-based income of $855.3 million, which was partially offset by net proceeds from performance allocations of $582.2 million.

Goodwill and intangible assets increased $719.2 million for the year ended December 31, 2023, primarily due to the acquisition of Angelo Gordon. As a result of the acquisition, we recognized $547.5 million of intangible assets and $205.9 million of goodwill.
Debt obligations increased $500.5 million during the year ended December 31, 2023 primarily due to borrowings on our Senior Unsecured Revolving Credit Facility used to finance the Angelo Gordon acquisition.
Accrued performance allocation compensation increased $826.2 million for the year ended December 31, 2023, primarily attributable the acquisition of Angelo Gordon of $745.0 million and net increases in performance fee compensation expense of $591.7 million, partially offset by settlements of performance allocation compensation of $497.8 million during the year ended December 31, 2023.
Other liabilities increased $500.0 million for the year ended December 31, 2023. The majority of the change is attributable to the acquisition of Angelo Gordon which resulted in $99.9 million of lease obligations, $80.3 million of accounts payable and accrued expenses, and $83.3 million of repurchase agreement liabilities as of December 31, 2023. In addition, we recorded contingent consideration related to the acquisition valued at $156.3 million, as well as $73.8 million in amounts payable to the sellers of Angelo Gordon.
Redeemable equity from consolidated Public SPACs decreased $653.6 million primarily due to the redemption of Class A ordinary shares of YTPG and AFTR during the year ended December 31, 2023. See Note 15 to our Consolidated Financial Statements.
Total equity increased $275.3 million, primarily due to the Common Units granted at fair value of $233.9 million in connection with the Angelo Gordon acquisition, as well as net income for the year ended December 31, 2023 of $23.4 million offset by payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.

Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings (“DE”) is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable U.S. GAAP measure of net income. DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include (i) unrealized performance allocations and related compensation and benefit expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) net income (loss) attributable to non-controlling interests in consolidated entities, or (v) certain other items, such as contingent reserves.
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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our Consolidated Statements of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
Fee-Related Revenues. Fee-related revenues is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, (iii) transaction, monitoring and other fees, net, and (iv) other income. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Fee-related revenue differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.

Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with U.S. GAAP in that it is net of certain reimbursement arrangements and does not include performance allocation compensation. Fee-related expenses is used in management’s review of the business. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.
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
The following table sets forth our total FRE and DE for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022	2021

	($ in thousands)
Management fees	$1,178,721		$929,860	$718,364
Fee-related performance revenues	1,642		5,182	—
Transaction, monitoring and other fees, net	107,713		103,896	102,041
Other income	49,178		47,069	46,673
Fee-Related Revenues	1,337,254		1,086,007	867,078
Cash-based compensation and benefits, net	452,270		392,968	521,413
Fee-related performance compensation	1,401		—	—
Operating expenses, net	277,252		239,189	167,114
Fee-Related Expenses	730,923		632,157	688,527
Fee-Related Earnings	$606,331		$453,850	$178,551
Realized performance allocations, net	74,027		282,383	999,603
Realized investment income and other, net	(47,241)		42,038	92,720
Depreciation expense	(6,589)		(4,590)	(6,775)
Interest expense, net	1,401		(13,795)	(14,928)
Distributable Earnings	$627,929		$759,886	$1,249,171
Income taxes	(42,623)		(59,623)	(9,308)
After-Tax Distributable Earnings	$585,306	(1)	$700,263	$1,239,863
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Fee-Related Revenues
Fee-related revenues increased by $251.2 million, or 23%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to additional management fees of $248.9 million.

Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Capital	$513,920		$382,992
Growth	155,410		141,735
Impact	201,271		179,742
TPG Angelo Gordon
TPG AG Credit	50,477		—
TPG AG Real Estate	33,589		—
Real Estate	149,555		153,908
Market Solutions	74,499		71,483
Total Management Fees	$1,178,721	(1)	$929,860
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Management fees increased by $248.9 million, or 27%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was largely due to fee earning capital raised resulting in additional management fees of $130.9 million earned from the Capital platform, largely from the activation of TPG IX, Asia VIII and THP II in the third quarter of 2022, partially offset by a decrease of $36.7 million in Asia VII. Management fees also increased $50.5 million and $33.6 million due to the additional fees earned from TPG AG Credit and TPG AG Real Estate, respectively, which we acquired in November 2023. Management fees generated from the Impact platform increased $21.5 million, primarily due to the activation of Rise III in the second quarter of 2022. Management fees for the Growth platform increased $13.7 million primarily from additional actively invested capital in TTAD II, and the activation of LSI in the first quarter of 2023.
Certain management fees totaling $41.5 million earned during the year ended December 31, 2023 were considered catch-up fees as a result of additional capital commitments from limited partners primarily related to TPG IX of $18.0 million, THP II of $8.7 million, Rise III of $6.7 million and Asia VIII in the amount of $6.3 million.
Fee-related Performance Revenues
The following table presents fee-related performance revenues for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
TPG AG Credit	$1,642		$—
Real Estate	—		5,182
Total Fee-Related Performance Revenues	$1,642	(1)	$5,182
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Fee-related performance revenues decreased $3.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Performance revenues for the year ended December 31, 2022 related to incentive fees earned from TRTX in our Real Estate platform.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Capital	$2,293		$5,094
Growth	386		647
Impact	6,291		6,730
TPG Angelo Gordon
TPG AG Credit	739		—
TPG AG Real Estate	105		—
Market Solutions	97,899		91,425
Total Transaction, Monitoring and Other Fees, Net	$107,713	(1)	$103,896
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Transaction, monitoring and other fees, net increased by $3.8 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to an increase in fees received by our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Former affiliate funds	$33,141		$27,915
Other income	16,037		19,154
Total Other Income	$49,178	(1)	$47,069
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Total other income increased by $2.1 million, or 4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Fee-Related Expenses
Fee-related expenses increased by $98.8 million, or 16%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, comprised primarily of higher cash-based compensation and benefits, net of $59.3 million and increased operating expenses, net of $38.1 million.

Cash-based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Salaries	$237,165		$197,587
Bonuses	212,294		196,083
Benefits and other	83,206		71,061
Reimbursements	(80,395)		(71,764)
Total Cash-Based Compensation and Benefits, Net	$452,270	(1)	$392,968
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Total cash-based compensation and benefits, net increased by $59.3 million, or 15%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. This change was primarily due to an increase in salaries of $39.6 million and benefits and other of $12.1 million as a result of headcount growth due to the acquisition of TPG Angelo Gordon. Total cash-based compensation and benefits, net also increased due to an increase of $16.2 million in bonuses, primarily due to bonus expense for TPG Angelo Gordon. These increases were partially offset by an increase in compensation reimbursements related to services provided to certain fund and portfolio companies of $8.6 million.
Fee-related Performance Compensation
The following table presents fee-related performance compensation for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
TPG AG Credit	$1,407		$—
TPG AG Real Estate	(6)		—
Total Fee-related Performance Compensation	$1,401	(1)	$—
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Total fee-related performance compensation increased by $1.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to investment funds that we manage and monitoring services provided to our portfolio companies. Operating expenses, net were $277.3 million and $239.2 million for the year ended December 31, 2023 and 2022, respectively, with the increase of $38.1 million primarily due to an increase in professional fees of $22.9 million, travel expenses of $8.2 million, and other administrative expenses of $7.0 million.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Capital	$54,513		$250,382
Growth	2,139		13,681
Impact	799		15,961
TPG Angelo Gordon
TPG AG Credit	5,552		—
TPG AG Real Estate	389		—
Real Estate	4,076		1,110
Market Solutions	6,559		1,249
Total Realized Performance Allocations, Net	$74,027	(1)	$282,383
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Realized performance allocations, net of $74.0 million for the year ended December 31, 2023 were largely generated from realizations of $39.5 million from TPG AAF and $14.9 million from TPG VIII in the Capital platform, $6.6 million from TPEP in the Market Solutions platform, and $4.1 million from TREP III within the Real Estate platform. Realizations also include $5.6 million primarily from MVP Fund in TPG AG Credit. This activity included realizations sourced from portfolio companies such as Creative Artists Agency, DirecTV and Alloy Properties.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Investments in TPG funds	$27,543		$82,174
Non-core income (expense)	(74,784)		(40,136)
Total Realized Investment Income and Other, Net	$(47,241)	(1)	$42,038
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Realized investment income and other, net decreased by $89.3 million, or 212%, due to lower realizations of $54.6 million from investments in funds we manage, plus additional non-core expenses of $34.6 million primarily driven by the Acquisition.
Depreciation
Depreciation expense increased $2.0 million, or 44%, for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022

	($ in thousands)
Interest expense	$38,531		$21,601
Interest (income)	(39,932)		(7,806)
Interest Expense, Net	$(1,401)	(1)	$13,795
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
The decrease in interest expense, net during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher interest income from interest earned on cash and cash equivalents, partially offset by higher interest rates on certain borrowings and increased interest expense on draws under our Senior Unsecured Revolving Credit Facility to partially fund the Acquisition.
Distributable Earnings
The decrease in DE for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to lower realized performance allocations, net, partially offset by a 34% increase in our Fee-Related Earnings.
Income Taxes
Income taxes decreased $17.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, driven by lower realized performance allocations, net.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Fee-Related Revenues
Fee-related revenues increased by $218.9 million, or 25%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to additional management fees of $211.5 million and fee-related performance revenues of $5.2 million.
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
Fee-related Performance Revenues
The following table presents fee-related performance revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Real Estate	$5,182	$—
Total Fee-Related Performance Revenues	$5,182	$—
Fee-related performance revenues increased $5.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, attributable to the Real Estate platform driven by TRTX incentive fees.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Market Solutions	$91,425	$91,737
Impact	6,730	4,264
Capital	5,094	5,545
Growth	647	495
Total Transaction, Monitoring and Other Fees, Net	$103,896	$102,041
Transaction, monitoring and other fees, net increased by $1.9 million, or 2%, for the year ended December 31, 2022 compared to the year ended December 31, 2021.
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
Fee-Related Expenses
Fee-related expenses decreased by $56.4 million, or 8%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, comprised primarily of lower cash-based compensation and benefits, net of $128.4 million partially offset by increased operating expenses, net of $72.1 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Salaries	$197,587	$169,552
Bonuses(1)	196,083	342,276
Benefits and other	71,061	71,065
Reimbursements	(71,764)	(61,480)
Total Cash-Based Compensation and Benefits, Net	$392,968	$521,413
___________
(1)Includes bonus compensation of $140.3 million during the year ended December 31, 2021 for TPG senior professionals.
Total cash-based compensation and benefits, net decreased by $128.4 million, or 25%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily due to a decrease in bonuses of $146.2 million as a result of certain TPG senior professionals no longer receiving discretionary bonuses, and increased compensation reimbursements related to services provided to certain fund and portfolio companies. The decrease was partially offset by increased salaries of $28.0 million driven by firm headcount expansion.
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

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2022 and 2021:

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
Unaudited Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our TPG funds and our co-investments in TPG funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Consolidated Statements of Financial Condition to the non-GAAP Balance Sheet.

The following table sets forth our non-GAAP book assets, book liabilities and net book value as of December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
($ in thousands)
Book Assets
Cash and cash equivalents	$105,480	$691,687
Net accrued performance	891,455	642,519
Investments in funds	877,802	576,814
Intangible assets and goodwill	1,007,899	274,481
Other assets	679,638	314,926
Total Book Assets	$3,562,274	$2,500,427
Book Liabilities
Accounts payable, accrued expenses and other	$296,147	$48,183
Debt obligations	945,052	444,566
Total Book Liabilities	$1,241,199	$492,749
Net Book Value	$2,321,075	$2,007,678
During the year ended December 31, 2023, net book value increased primarily due to vested equity interest of $233.9 million recognized in connection with the acquisition of Angelo Gordon. Net book value also increased due to increases in net accrued performance and investments in funds, primarily associated with TPG VIII, Rise Climate, Growth V, Growth IV and THP I. This was partially offset by the distribution of proceeds received during the year ended December 31, 2023 from TPG AAF and TPG VIII.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the years ended December 31, 2023, 2022 and 2021:
Revenue

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
GAAP Revenue	$2,389,911	$2,002,887	$4,976,387
Capital-allocation based income	(855,285)	(756,252)	(3,998,483)
Expense reimbursements	(185,554)	(166,090)	(132,810)
Investment (income) loss and other	(11,818)	5,462	21,984
Fee-Related Revenues	$1,337,254	$1,086,007	$867,078
Expenses

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
GAAP Expenses	$2,363,803	$1,944,799	$916,566
Depreciation and amortization expense	(47,673)	(32,990)	(21,223)
Interest expense	(38,528)	(21,612)	(16,291)
Expenses related to consolidated TPG Funds and Public SPACs	(1,053)	(3,316)	(20,764)
Expense reimbursements	(185,554)	(166,090)	(132,810)
Performance allocation compensation	(591,676)	(416,556)	—
Equity-based compensation	(654,922)	(627,714)	—
Acquisition success fees	(20,000)	—	—
Non-core expenses and other	(93,474)	(44,364)	(36,951)
Fee-Related Expenses	$730,923	$632,157	$688,527

Net income

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
Net income (loss)	$23,385	$(56,235)	$4,655,997
Net income attributable to redeemable interests in Public SPACs	(12,044)	(14,648)	(155,131)
Net income attributable to non-controlling interests in consolidated TPG Funds	—	—	(19,287)
Net income attributable to other non-controlling interests	(23,662)	(11,293)	(2,081,170)
Amortization expense	26,968	14,153	14,195
Equity-based compensation	652,814	634,759	—
Unrealized performance allocations, net	(112,250)	117,924	(856,505)
Unrealized investment (income) loss	(11,836)	48,796	(295,390)
Unrealized gain on derivatives	(59)	(1,119)	(20,626)
Income taxes	18,028	(26,454)	—
Acquisition success fees	20,000	—	—
Non-recurring and other	3,962	(5,620)	(2,220)
After-tax Distributable Earnings	$585,306	$700,263	$1,239,863
Income taxes	42,623	59,623	9,308
Distributable Earnings	$627,929	$759,886	$1,249,171
Realized performance allocations, net	(74,027)	(282,383)	(999,603)
Realized investment loss (income) and other, net	47,241	(42,038)	(92,720)
Depreciation expense	6,589	4,590	6,775
Interest expense, net	(1,401)	13,795	14,928
Fee-Related Earnings	$606,331	$453,850	$178,551

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Total GAAP Assets	$9,369,672	$7,941,738
Impact of consolidated Public SPACs
Cash and cash equivalents	—	(5,097)
Assets held in Trust Account	—	(653,635)
Due from affiliates	—	(45)
Other assets	—	(412)
Subtotal for consolidated Public SPACs	—	(659,189)
Impact of other consolidated entities
Cash and cash equivalents	(559,708)	(415,797)
Due from affiliates	(346,910)	(211,097)
Investments	(4,954,855)	(4,110,535)
Intangible assets and goodwill	(77,688)	(91,900)
Other assets	(285,406)	(42,605)
Subtotal for other consolidated entities	(6,224,567)	(4,871,934)
Reclassification adjustments(1)
Restricted cash	(13,183)	(13,166)
Due from affiliates	(72,067)	8,458
Investments	(1,769,257)	(1,219,333)
Net accrued performance	891,455	642,519
Investments in funds	877,802	576,814
Other assets	502,419	94,520
Subtotal for reclassification adjustments	417,169	89,812
Total Book Assets	$3,562,274	$2,500,427

	December 31,
($ in thousands)	2023	2022
Total GAAP Liabilities	$6,008,538	$4,202,232
Impact of consolidated Public SPACs
Accounts payable and accrued expenses	—	(236)
Derivative liabilities of Public SPACs	—	(667)
Deferred underwriting	—	(22,750)
Subtotal for consolidated Public SPACs	—	(23,653)
Impact of other consolidated entities
Accounts payable and accrued expenses	(167,235)	(90,685)
Due to affiliates	(137,479)	(134,562)
Accrued performance allocation compensation	(4,096,052)	(3,269,889)
Other liabilities	(377,727)	(206,276)
Subtotal for other consolidated entities	(4,778,493)	(3,701,412)
Reclassification adjustments(1)
Accounts payable and accrued expenses	291,586	40,698
Due to affiliates	(5,696)	(5,301)
Other liabilities	(274,736)	(19,815)
Subtotal for reclassification adjustments	11,154	15,582
Total Book Liabilities	$1,241,199	$492,749

Total GAAP redeemable equity from consolidated Public SPACs	$—	$653,635
Impact of consolidated TPG Funds and Public SPACs(2)	—	(653,635)
Total Book redeemable equity from consolidated Public SPACs	$—	$—
Total GAAP Equity	$3,361,134	$3,085,871
Impact of consolidated Public SPACs	—	18,099
Impact of other consolidated entities	(1,446,074)	(1,170,522)
Reclassification adjustments(1)	406,015	74,230
Net Book Value	$2,321,075	$2,007,678
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

SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL INFORMATION AND OTHER DATA
Defined terms included below have the same meaning as terms defined and included elsewhere in this Form 10-K.
The following unaudited pro forma condensed combined statement of operations for the year ended December 31, 2023 depicts the accounting required under U.S. GAAP for the Acquisition, the related borrowing under the Senior Unsecured Revolving Credit Facility and certain changes in compensation arrangements assuming they occurred on January 1, 2023. An unaudited pro forma condensed combined statement of financial condition is not presented because the Acquisition, the related borrowing under the Senior Unsecured Revolving Credit Facility and certain changes in compensation arrangements are fully reflected in the consolidated statement of financial condition of TPG Inc. as of December 31, 2023 in this Annual Report on Form 10-K. The following unaudited pro forma condensed combined financial information has been prepared in accordance with Article 11 of Regulation S-X. Management believes this pro forma presentation is meaningful as the Acquisition is a material acquisition, which occurred close to year-end.
Pursuant to the Transaction Agreement, TPG purchased the Acquired Interests for a combination of cash, vested Common Units, the Aggregate Annual Cash Holdback Amount and the portion of the Earnout Payment not considered compensatory under U.S. GAAP. Total consideration in accordance with U.S. GAAP was $1,145.9 million (“Purchase Price”) as described in Note 2. All Common Units issued were accompanied by an equal number of Class B Shares.
TPG funded the cash consideration for the Acquisition by drawing $470.0 million under its Senior Unsecured Revolving Credit Facility and paid the remainder with cash on hand.
In addition to the Purchase Price, TPG issued to certain Angelo Gordon partners unvested Common Units and RSUs under the TPG Omnibus Plan, in each case as reflected in the Transaction Agreement. The issuance of the unvested Common Units and RSUs is considered compensation under U.S. GAAP, and is subject to ongoing service requirements intended to promote retention. Additionally, following the consummation of the Acquisition, TPG aligned the compensation structure for Angelo Gordon partners with TPG’s, which resulted in replacing some historically received cash-based compensation with a greater share of performance allocation compensation.
The unaudited pro forma condensed combined financial information is being furnished solely for informational purposes and is not necessarily indicative of the results of operations that might have been achieved for the period indicated, nor is it necessarily indicative of the future results of the combined company. It does not reflect potential revenue synergies or cost savings expected to be realized from the Acquisition. No assurance can be given that cost savings or synergies will be realized at all. The adjustments contained in the unaudited pro forma condensed combined financial information are based on currently available information and assumptions that we believe are reasonable in order to reflect, on a pro forma basis, the effect of the Acquisition, the financing and the change in compensation arrangements for Angelo Gordon subsequent to the closing of the Acquisition. Such assumptions include, but are not limited to, the Purchase Price allocation of Angelo Gordon’s assets acquired and liabilities assumed based on fair value and post-combination compensation expense. The unaudited pro forma condensed combined financial information does not project TPG’s results of operations for any future period or date.
The unaudited pro forma condensed consolidated financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Unaudited Pro Forma Condensed Combined Statement of Operations and Other Data
For the Year Ended December 31, 2023
	Historical
	For the Year Ended December 31, 2023	For the period January 1 through October 31, 2023
($ in thousands, except share and per share amounts)	TPG Inc.	Angelo Gordon	Transaction Accounting Adjustments	Notes	Transaction Accounting Compensation Adjustments	Notes	Pro Forma Combined
Revenues
Fees and other	$1,534,626	$483,413	$(464)	3 (A), (D)	$—		$2,017,575
Capital allocation-based income (loss)	855,285	173,329	(1,046)	3 (A)	—		1,027,568
Total revenues	2,389,911	656,742	(1,510)		—		3,045,143
Expenses
Compensation and benefits:
Cash-based compensation and benefits	547,377	338,226	—		(92,720)	3 (J)	792,883
Equity-based compensation	654,922	13,438	—		267,507	3 (H)	935,867
Performance allocation compensation	591,676	83,337	—		52,880	3 (I)	727,893
Total compensation and benefits	1,793,975	435,001	—		227,667		2,456,643
General, administrative and other	482,574	245,116	839	3 (A), (E)	(4,887)	3 (I)	723,642
Depreciation and amortization	47,673	8,315	70,300	3 (B)	—		126,288
Interest expense	38,528	5,776	23,505	3 (C)	—		67,809
Expenses of consolidated Public SPACs and Investment Funds:
Interest expense	—	50,450	(50,450)	3 (A)	—		—
General, administrative and other	—	956	(956)	3 (A)	—		—
Other	1,053	—	—		—		1,053
Total expenses	2,363,803	745,614	43,238		222,780		3,375,435
Investment income
Income (loss) from investments:
Net gains (losses) from investment activities	6,564	(3,736)	—		—		2,828
Interest, dividends and other	42,622	17,584	—		—		60,206
Investment income of consolidated Public SPACs and Investment Funds:
Unrealized gains (losses) on derivative liabilities of Public SPACs	667	—	—		—		667
Net gains (losses) from consolidated fund investment activities	—	(12,148)	12,148	3 (A)	—		—
Interest, dividends and other	7,692	64,855	(64,855)	3 (A)	—		7,692
Total investment income (loss)	57,545	66,555	(52,707)		—		71,393
Income (loss) before income taxes	83,653	(22,317)	(97,455)		(222,780)		(258,899)
Income tax expense	60,268	4,412	(8,266)	3 (F)	(10,174)	3 (F)	46,240
Net (loss) income	23,385	(26,729)	(89,189)		(212,606)		(305,139)
Less:
Net income attributable to redeemable equity in Public SPACs	12,044	—	—		—		12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(92,411)	—	(88,245)	3 (G)	(178,547)	3 (H), (I)	(359,203)
Net income (loss) attributable to other non-controlling interests	23,662	(1,332)	1,332	3 (G)	—		23,662
Net income attributable to TPG Inc./controlling interest	$80,090	$(25,397)	$(2,276)		$(34,059)		$18,358
Pro forma net income (loss) per share data:
Net income available to Class A common stock per share
Basic	$0.89						$0.17
Diluted	$(0.04)						$(0.77)
Weighted-average shares of Class A common stock outstanding
Basic	80,334,871						80,596,501
Diluted	317,944,496						362,254,127

Notes to Unaudited Pro Forma Condensed Combined Financial Information
Note 1 – Basis of Presentation
The unaudited pro forma condensed combined financial information is derived from TPG’s and Angelo Gordon’s historical audited and unaudited consolidated financial statements and depicts the accounting for the Acquisition using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with TPG being deemed the accounting acquirer. ASC 805 references fair value, as defined under ASC 820, Fair Value Measurements and Disclosures. Fair value determinations are inherently subjective, and reasonable persons evaluating the same facts and circumstances may develop different assumptions and arrive at different estimates. The accounting for the related financing and the change in compensation arrangements is depicted under ASC 835, Interest, and ASC 718, Compensation - Stock Compensation, respectively.
Note 2 – Purchase Price
The following table provides additional information on the total Purchase Price (in thousands):

Cash(1)	$740,703
Amounts payable to seller(2)	18,845
Common Units(3)	233,894
Fair value of Aggregate Annual Cash Holdback Amount(4)	125,158
Fair value of Earnout Payment(5)	27,315
Total Purchase Price	$1,145,915
_________________
1.Represents the closing cash consideration of $740.7 million which is comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers.
2.Represents the expected difference between the Estimated Cash Consideration paid at closing and the Final Cash Consideration to be determined no later than 120 days from closing in accordance with the terms of the Transaction Agreement.
3.Represents the fair value of approximately 9.2 million vested Common Units granted to the Angelo Gordon partners upon consummation of the Acquisition. The fair value of Common Units is based on a $28.18 closing price for the shares of Class A common stock on the Acquisition Date, adjusted for a discount for lack of marketability. Approximately 43.8 million unvested Common Units and 8.4 million RSUs available to be granted in connection with the Acquisition were considered compensatory under U.S. GAAP and not part of the Purchase Price.
4.Represents the estimated fair value of the Aggregate Annual Cash Holdback Amount of up to $150.0 million, which is payable in three equal annual installments of $50.0 million, subject to the absence of promote shortfall in each respective calendar year (2024, 2025, and 2026). The estimated fair value of $125.2 million, reflected as contingent consideration, was determined using a present value approach. Inputs to fair value include the present value period and the discount rate applied to the annual payments.
5.Represents the estimated fair value of the non-compensatory portion of the Earnout Payment expected to be paid in the form of cash and vested Common Units to Angelo Gordon partners upon satisfaction of certain FRR targets during the Measurement Period. This amount, reflected as contingent consideration, was determined using a multiple probability simulation approach. Inputs to the fair value include probability adjusted FRR amounts and FRR target thresholds. The compensatory portion of the Earnout Payment to the Angelo Gordon partners is treated as post-combination compensation expense, as services are required from such partners post-Closing.
The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. As the Acquisition Date was close to December, 31, 2023, the purchase accounting analysis is subject to subsequent adjustments that are identified through the measurement period, which is limited to one year from the Acquisition Date.

Note 3 - Transaction Accounting Adjustments to Unaudited Pro Forma Condensed Statement of Operations
(A)Reflects statement of operations activities that will not continue for the combined company, including:
1.Removal of amounts related to Angelo Gordon’s CLOs that were deconsolidated in Angelo Gordon’s unaudited consolidated financial statements as of June 30, 2023 in accordance with the terms of the Transaction Agreement. Such activities include:
i.Removal of interest expense of $50.5 million, general, administrative and other of $1.0 million and total net investment income of $52.7 million for the year ended December 31, 2023.
ii.Recognition of $3.0 million in management fee income (before the management fee reduction adjustment in Note (D)) and $1.0 million of capital allocation-based loss for the year ended December 31, 2023.
2.Removal of $1.3 million recorded within Angelo Gordon’s general, administrative and other expenses, related to an insurance policy for a founder partner of Angelo Gordon that did not continue after closing.
(B)The following table presents the amortization expense of the acquired finite lived intangible assets following the consummation of the Acquisition (refer to Note 3 to our Consolidated Financial Statements for estimated fair values and useful lives):

($ in thousands)	Year Ended December 31, 2023
Trade name	$2,818
Technology	11,500
Acquired carried interest	30,615
Investment management agreements	34,761
Non-compete agreements	4,667
Less: Related intangible amortization recorded within historical TPG financials:	(14,061)
Total amortization pro forma adjustment	$70,300
(C)Reflects an adjustment to interest expense of $25.2 million for the year ended December 31, 2023 related to the $470.0 million draw on the Company’s Senior Unsecured Revolving Credit Facility using an estimated effective interest rate of 6.54% per annum based on the terms of the facility. The effective interest rate is based on the one-month SOFR plus 110 basis points. The portion of historical unused commitment fee was reversed, partially offsetting the increase in interest expense. A 0.25% change in the interest rate of the Senior Unsecured Revolving Credit Facility would cause a corresponding increase or decrease in interest expense of $1.2 million for the year ended December 31, 2023.
This adjustment also reflects the removal of interest expense of $1.7 million for the year ended December 31, 2023 as a result of the repayment and termination of an Angelo Gordon credit facility prior to closing.
(D)Represents the reduction of management fee income related to a certain fund where TPG did not acquire 100% of the on-going management fee stream. This arrangement results in a reduction of management fees of $3.5 million for the year ended December 31, 2023.
(E)Represents the net increase of Angelo Gordon lease expense of $2.1 million for the year ended December 31, 2023, as a result of remeasuring Angelo Gordon’s right of use asset and lease liability balances in conjunction with the Acquisition.
(F)TPG Operating Group has been and is expected to continue to be treated as partnerships for U.S. federal and state income tax purposes. Following the Acquisition, the income from the Acquired Interests allocable to TPG Inc. from its ownership interest in the TPG Operating Group, is subject to U.S. federal income taxes and local income taxes.

As a result, the unaudited pro forma condensed combined financial information reflects adjustments to income tax expense to incorporate the income tax effects in connection with the additional allocable income from the Acquired Interests and the transaction accounting adjustments attributable to TPG Inc. at a blended statutory income tax rate of 23.0%. The blended statutory income tax rate was calculated on a pro forma basis, assuming the U.S. federal rate currently in effect of 21% and the statutory income tax rates applicable to each state and local jurisdiction where we estimate our income will be taxable.
The applicable blended statutory tax rate used for the unaudited pro forma condensed combined financial information will likely vary from the actual effective tax rates in future periods subsequent to the Acquisition.
The following table summarizes pro forma income tax expense associated with Transaction Accounting Adjustments:

($ in thousands)	Year Ended December 31, 2023
Additional allocable income from the Acquired Interests	$(25,397)
Transaction Accounting Adjustments attributable to TPG Inc.	(10,542)
Additional net income attributable to TPG Inc.	(35,939)
TPG Inc. effective tax rate	23.0%
Total income tax expense pro forma adjustment associated with Transaction Accounting Adjustments	$(8,266)
The following table summarizes pro forma income tax expense associated with Transaction Accounting Compensation Adjustments:

($ in thousands)	Year Ended December 31, 2023
Transaction Accounting Compensation Adjustments attributable to TPG Inc.	$(44,234)
TPG Inc. effective tax rate	23.0%
Total income tax expense pro forma adjustment associated with Transaction Accounting Compensation Adjustments	$(10,174)
(G)For purposes of the unaudited pro forma condensed combined statement of operations, TPG owns approximately 25.31% of the Common Units, while non-controlling interest holders of the TPG Operating Group, including former Angelo Gordon partners who received Common Units, own the remaining 74.69% for the year ended December 31, 2023. The following table presents the calculation of the pro forma income attributable to other non-controlling interests in the TPG Operating Group:

($ in thousands)	Year Ended December 31, 2023
Loss before provision for income taxes	$(258,899)
Less:
Provision for local and foreign income taxes	64,680
Net income attributable to redeemable equity in Public SPACs	12,044
Allocable Income	(335,623)
Less:
Net loss attributable to non-controlling interest in TPG Operating Group and its consolidated subsidiaries	(359,203)
Net income attributable to other non-controlling interests	23,662
TPG Inc.’s income before provision for income taxes in the TPG Operating Group	(82)
Provision for income taxes	(18,440)
Net income attributable to TPG Inc.	$18,358

In order to reflect the net loss attributable to non-controlling interests in TPG Operating Group and to adjust historical allocations of loss to non-controlling interests for Angelo Gordon, we made pro forma adjustments of $88.2 million and $1.3 million, respectively, for the year ended December 31, 2023.
Transaction Accounting Adjustment - Compensation Adjustments
As described in the summary of the Acquisition above, TPG issued unvested Common Units and RSUs to Angelo Gordon partners that are considered compensatory under U.S. GAAP and are not included in the Purchase Price. Such offering of equity instruments is considered a separate transaction entered into between TPG and Angelo Gordon and is therefore presented separately from the Acquisition.
(H)At Closing, TPG issued to certain partners approximately 43.8 million unvested Common Units. TPG also granted approximately 7.0 million RSUs to certain partners and professionals out of a pool of 8.4 million RSUs. The unvested Common Units and RSUs were determined to be compensatory for the combined company. The unvested Common Units and RSUs will generally vest over five years, subject to the recipient’s continued provision of services to the combined company through the vesting date.
A total grant date fair value of $1,110.4 million for the unvested Common Units will be recognized as post-combination compensation expense during the periods in which the Angelo Gordon partners provide services. The grant date fair value of the unvested Common Units is based on the same inputs as the vested Common Units as detailed in Note 2. The issuance of such unvested Common Units results in the recognition of an additional $186.9 million of compensation expense for year ended December 31, 2023.
A total grant date fair value of $201.8 million for the RSUs will be recognized as post-combination compensation expense during the periods in which the Angelo Gordon partners and employees provide services. The grant date fair value of the RSUs is based on the closing price for the shares of Class A common stock on the grant date. The RSU grants result in the recognition of an additional $31.9 million of compensation expense for the year ended December 31, 2023.
Additionally, post-combination expense is recognized for the portion of the Earnout Payment that requires provision of on-going services from Angelo Gordon partners. As the Earnout Payment contains both a performance condition and a requisite service period, the Company recognizes compensation expense using the accelerated attribution method. The compensatory portion of the Earnout Payment results in the recognition of an additional $62.1 million of compensation expense for the year ended December 31, 2023.
Angelo Gordon historical equity-based compensation of $13.4 million for the year ended December 31, 2023 is reversed.
(I)Reflects the additional performance allocation income that is attributed to certain partners of Angelo Gordon as a result of an additional 30% increase in their share of performance allocations. Approximately $52.9 million for the year ended December 31, 2023 is reflected as additional performance allocation compensation allocated to those Angelo Gordon partners and professionals. Within this amount, approximately $4.9 million represents cash amounts paid to certain legacy interest holders of Angelo Gordon, which were reflected within General, administrative and other expenses during the year ended December 31, 2023.
(J)Reflects the reduction of cash-based bonuses that were historically paid to certain Angelo Gordon partners and professionals and reflected within compensation and benefits, net. After the Acquisition, the share of performance allocations to certain Angelo Gordon partners and professionals increased to approximately 80%. Additionally, share-based compensation was granted to such partners in the form of unvested Common Units (as discussed in Note (H). The reduction of cash-based bonuses amounts to $92.7 million for year ended December 31, 2023.

Note 4 - Earnings Per Share
The following table presents a reconciliation of the numerator and denominator used to compute pro forma basic and diluted net income (loss) per share (in thousands, except share and per share data):

Year Ended December 31, 2023
Pro forma basic net income per share:
Numerator:
Net loss	$(305,139)
Less:
Net income attributable to redeemable equity in Public SPACs	12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(359,203)
Net income attributable to other non-controlling interests	23,662
Net income attributable to Class A Common Stockholders prior to distributions	18,358
Reallocation of earnings to unvested participating restricted stock units(a)	(5,024)
Net income attributable to Class A Common Stockholders - Basic	13,334
Reallocation of loss from participating securities assuming exchange of Common Units	(291,293)
Net loss attributable to Class A Common Stockholders - Diluted	$(277,959)
Denominator:
Class A Common Stock outstanding - Basic(1)	80,596,501
Exchange of Common Units to Class A Common Stock(2)	281,657,626
Shares of Common Stock Outstanding - Diluted	362,254,127

Net income (loss) available to Class A common stock per share
Basic	$0.17
Diluted	$(0.77)
_________________
1.Represents the Class A Common Stock outstanding at Transaction closing.
2.The assumed exchange of Common Units to Class A Common Stock includes closing Common Units of 228.7 million and 53.0 million vested and unvested Common Units granted to the Angelo Gordon partners upon consummation of the Acquisition.
In computing the dilutive effect, if any, that share-based awards would have on earnings per share, TPG considers the reallocation of net income between holders of its Class A Shares and non-controlling interests.

Unaudited Pro Forma Non-GAAP Financial Measures
Distributable Earnings. DE is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable U.S. GAAP measure of net income. DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include (i) unrealized performance allocations and related compensation and benefit expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) net income (loss) attributable to non-controlling interests in consolidated entities or (v) certain non-cash items, such as contingent reserves.
While TPG and Angelo Gordon believe that the inclusion or exclusion of the aforementioned U.S. GAAP income statement items provides investors with a meaningful indication of core operating performance, the use of DE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein. This measure supplements U.S. GAAP net income and should be considered in addition to and not in lieu of the results of operations presented in accordance with U.S. GAAP.
After-Tax Distributable Earnings. After-tax DE is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to holders of our Class A Shares and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within other liabilities in our Consolidated Statement of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to TPG on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.
TPG and Angelo Gordon believe that while the inclusion or exclusion of the aforementioned U.S. GAAP income statement items provides investors with a meaningful indication of core operating performance, the use of After-tax DE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein. This measure supplements U.S. GAAP net income and should be considered in addition to and not in lieu of the results of operations presented in accordance with U.S. GAAP.
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
Fee-Related Revenues. Fee-related revenues is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, (iii) transaction, monitoring and other fees, net, and (iv) other income. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Fee-related revenue differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “Angelo Gordon Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Angelo Gordon—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.
Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with U.S. GAAP in that it is net of certain reimbursement arrangements and does not include performance allocation compensation. Fee-related expenses is used in our review of the business. Refer to “Angelo Gordon Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Angelo Gordon—Reconciliation to U.S. GAAP Measures” to the comparable line items on the combined statements of operations.

The following table sets forth the pro forma non-GAAP financial measures after Adjustments for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Historical		Pro Forma Adjustments
($ in thousands)	TPG Inc.	Angelo Gordon	Transaction Accounting Adjustments	Notes	Transaction Compensation Adjustments	Notes	Pro Forma Non-GAAP Combined
Management fees	$1,178,721	$401,193	$(3,451)	(6)	$—		$1,576,463
Transaction, monitoring, and other fees, net	107,713	2,798	—		—		110,511
Fee-related performance revenues	1,642	7,828	1,173	(5)	—		10,643
Other income	49,178	(295)	—		—		48,883
Fee Related Revenues	1,337,254	411,524	(2,278)		—		1,746,500
Cash-based compensation and benefits, net	452,270	327,246	—		(92,720)	(9)	686,796
Fee-related performance compensation	1,401	3,914	—		—		5,315
Operating expenses, net	277,252	77,159	839	(1), (2)	(4,887)	(8)	350,363
Fee Related Expenses	730,923	408,319	839		(97,607)		1,042,474
Total Fee-Related Earnings	$606,331	$3,205	$(3,117)		$97,607		$704,026
Realized performance allocations, net	74,027	85,038	—		(39,713)	(8)	119,352
Realized investment income and other, net	(47,241)	(48,037)	—		—		(95,278)
Depreciation expense	(6,589)	(8,882)	—		—		(15,471)
Interest expense, net	1,401	10,810	(23,505)	(3), (4)	—		(11,294)
Distributable Earnings	$627,929	$42,134	$(26,622)		$57,894		$701,335
Income taxes	(42,623)	(4,246)	(794)	(7)	(2,963)	(7)	(50,626)
After-Tax Distributable Earnings	$585,306	$37,888	$(27,416)		$54,931		$650,709

Notes to the Unaudited Pro Forma Non-GAAP Financial Measures
Transaction Accounting Adjustments
1.Relates to the removal of charges related to an insurance program of $1.3 million for the year ended December 31, 2023, that did not continue after the consummation of the Acquisition.
2.Relates to additional lease expense of $2.1 million as a result of the Acquisition.
3.Relates to the removal of interest expense of $1.7 million for the year ended December 31, 2023 for an Angelo Gordon credit facility that was repaid and terminated on September 25, 2023.
4.The Senior Unsecured Revolving Credit Facility carries an interest rate of 1 Month Term SOFR plus 110 basis points. The impact of the adjustment is an increase to interest expense of $25.2 million for year ended December 31, 2023.
5.Relates to an increase to Fee-related performance revenues of $1.2 million for the year ended December 31, 2023 that would have been allocable to TPG as of January 1, 2023 for pro forma purposes.
6.Represents the reduction of management fee income related to a certain fund where the Company did not acquire 100% of the on-going management fee interests. This arrangement results in a reduction of management fees of $3.5 million for the year ended December 31, 2023.
7.The TPG Operating Group has been and is expected to continue to be treated as partnerships for U.S. federal and state income tax purposes. Following the Acquisition, the income from the Acquired Interests allocable to TPG Inc. from its partnership interest in the TPG Operating Group, will be subject to U.S. federal income taxes in addition to state and local income taxes.
As a result, the pro forma non-GAAP financial measure incorporates the income tax effect in connection with the additional allocable income from the Acquired Interests and the transaction accounting adjustments attributable to TPG Inc. at a blended statutory income tax rate of 23.0%. The blended statutory income tax rate was calculated on a pro forma basis, assuming the U.S. federal rate currently in effect of 21% and the statutory income tax rates applicable to each state and local jurisdiction where we estimate our income will be taxable.
Transaction Accounting Adjustments - Compensation Related
As described in the summary of the Acquisition above, TPG issued unvested Common Units and RSUs to Angelo Gordon partners that are considered compensatory and not included in the Purchase Price. Such offering of equity instruments was considered a separate transaction entered into by TPG and Angelo Gordon and is therefore presented separately from the Acquisition
8.Following the consummation of the Acquisition, TPG Operating Group received 20% of the performance allocations associated with the general partner entities of Angelo Gordon that TPG Operating Group retained an economic interest in. TPG increased the share of performance allocations of certain partners and professionals from 45%-60% to approximately 80%. The impact of this is a decrease in realized performance fees, net of $39.7 million for the year ended December 31, 2023 Within this amount, approximately $4.9 million represents cash amounts paid to certain legacy interest holders of Angelo Gordon, which were included within operating expenses, net during the year ended December 31, 2023.
9.This adjustment reflects the reduction of cash-based bonuses that were historically paid to Angelo Gordon partners within compensation and benefits, net, resulting in a decrease of $92.7 million for the year ended December 31, 2023. After the Acquisition, the share of performance allocations for certain Angelo Gordon partners were increased to approximately 80%.

($ in thousands)	Year Ended December 31, 2023
Total Pro Forma GAAP Net Loss	$(305,139)
Net income attributable to redeemable equity in Public SPACs	(12,044)
Net income attributable to other non-controlling interests	(8,630)
Amortization expense	97,268
Equity-based compensation expense	933,420
Unrealized performance allocations, net	(114,014)
Unrealized investment income	(7,676)
Unrealized gains on derivatives	(59)
Income-tax expense	(3,669)
Acquisition success fees	63,824
Non-recurring and other	7,428
Pro Forma After-tax Distributable Earnings	$650,709
Income tax expense	50,626
Pro Forma Distributable Earnings	$701,335
Realized performance fees, net	(119,352)
Realized investment income and other, net	95,278
Depreciation expense	15,471
Interest expense, net	11,294
Total Pro Forma Fee-Related Earnings	$704,026

Operating Metrics
We monitor certain operating metrics that are common to the alternative asset management industry and that we believe provide important data regarding our business. The following operating metrics do not include other investments that are not included in the TPG Operating Group.
Assets Under Management
Assets Under Management (“AUM”) represents the sum of:
i.fair value of the investments and financial instruments held by our private equity, credit and real estate funds (including fund-level asset-related leverage), other than as described below, as well as related co-investment vehicles managed or advised by us, plus the capital that we are entitled to call from investors in those funds and vehicles, pursuant to the terms of their respective capital commitments, net of outstanding leverage associated with subscription-related credit facilities, and including capital commitments to funds that have yet to commence their investment periods;
ii.the gross amount of assets (including leverage where applicable) for our real estate investment trusts and BDCs;
iii.the net asset value of certain of our hedge funds;
iv.the aggregate par amount of collateral assets, including principal cash, for our collateralized loan obligation vehicles; and
v.IPO proceeds held in trust, excluding interest, as well as forward purchase agreements and proceeds associated with the private investment in public equity related to our Public SPACs upon the consummation of a business combination.
Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage, or calculated pursuant to any regulatory definitions.
The tables below present rollforwards of our total AUM for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	($ in millions)
Balance as of Beginning of Period	$135,034	$113,618	$89,526
Acquisition(1)	75,305	—	—
Capital Raised	15,743	30,024	20,456
Realizations	(10,234)	(14,017)	(24,103)
Outflows(2)	(1,135)	(1,156)	(872)
Changes in Investment Value and Other(3)	6,910	6,565	28,611
AUM as of end of period	$221,623	$135,034	$113,618
___________
(1)Represents AUM of TPG Angelo Gordon as of November 1, 2023.
(2)Outflows represent redemptions and withdrawals.
(3)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital, and net fund-level asset related leverage activity plus other investment activities, including MITT’s acquisition of the assets of Western Asset Mortgage Capital Corporation during December 2023.

The following table summarizes our AUM by platform as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	($ in millions)
Capital	$71,310	$66,392	$55,337
Growth	26,516	23,138	21,960
Impact	19,079	16,429	13,549
TPG Angelo Gordon
TPG AG Credit	59,631	—	—
TPG AG Real Estate	18,268	—	—
Real Estate	17,940	19,503	12,678
Market Solutions	8,879	9,572	10,094
AUM as of end of period	$221,623	$135,034	$113,618
AUM increased from approximately $135.0 billion as of December 31, 2022 to approximately $221.6 billion as of December 31, 2023. This increase was primarily attributable to the $75.3 billion of assets managed by TPG Angelo Gordon, which we acquired in November 2023. During the year ended December 31, 2023, new capital of $15.7 billion was raised primarily attributable to TPG IX and THP II within the Capital platform, Growth VI within the Growth platform, Rise III within the Impact platform and TRECO within the Real Estate platform. Realizations totaled $10.2 billion and were primarily attributable to TPG VI, TPG VIII, Asia VI and TPG AAF within the Capital platform and TREP III within the Real Estate platform.
AUM increased from approximately $113.6 billion as of December 31, 2021 to approximately $135.0 billion as of December 31, 2022. During the year ended December 31, 2022, new capital of $30.0 billion was raised primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, TREP IV within the Real Estate platform and Rise III within the Impact platform. Realizations totaled $14.0 billion and were primarily attributable to TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, TRTX and TREP III within the Real Estate platform and Rise I within the Impact platform. AUM also increased due to portfolio appreciation of 8% recognized during the year ended December 31, 2022.
Fee Earning Assets Under Management
Fee earning AUM, or FAUM, represents only the AUM from which we are entitled to receive management fees. FAUM is the sum of all the individual fee bases that are used to calculate our management fees and differs from AUM in the following respects: (i) assets and commitments from which we are not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which the firm is entitled to receive only performance allocations or are otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in our credit and real estate funds, have different methodologies for calculating management fees that are not based on the fair value of the respective funds’ underlying investments. We believe this measure is useful to investors as it provides additional insight into the capital base upon which we earn management fees. Our definition of FAUM is not based on any definition of AUM or FAUM that is set forth in the agreements governing the investment funds and products that we manage.

The table below present rollforwards of our FAUM for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

	($ in millions)
Balance as of Beginning of Period	$77,945	$60,094	$50,655
Acquisition(1)	51,624	—	—
Fee Earning Capital Raised(2)	9,005	23,769	10,443
Net Change in Investment Activity(3)	1,719	(215)	(137)
Outflows(4)	(1,109)	(1,150)	(866)
Reduction in Fee Base of Certain Funds(5)	(2,389)	(4,553)	(1)
FAUM as of end of period	$136,794	$77,945	$60,094
___________
(1)Represents FAUM of TPG Angelo Gordon as of November 1, 2023.
(2)Fee Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments were activated during the period.
(3)Net Change in Investment Activity includes capital called or invested during the period, net of return of capital distributions and changes in net asset value of hedge funds. It also includes adjustments related to funds with a fee structure based on the lower of cost or fair value.
(4)Outflows represent redemptions and withdrawals.
(5)Reduction in Fee Base represents decreases in the fee basis for funds where the investment or commitment fee period has expired, and the fee base has reduced from commitment base to actively invested capital. It also includes reductions for funds that are no longer fee paying.

The following table summarizes our FAUM by platform as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	($ in millions)
Capital	$38,972	$35,371	$26,208
Growth	12,339	10,830	10,514
Impact	13,727	12,739	10,801
TPG Angelo Gordon
TPG AG Credit	40,005	—	—
TPG AG Real Estate	14,035	—	—
Real Estate	11,298	13,324	6,235
Market Solutions	6,418	5,681	6,336
FAUM as of end of period	$136,794	$77,945	$60,094
FAUM increased from $77.9 billion as of December 31, 2022 to $136.8 billion as of December 31, 2023. The increase was primarily attributable to $51.6 billion of assets managed by TPG Angelo Gordon, which we acquired in November 2023. This increase was also related to fee earning capital raised activity totaling $9.0 billion primarily attributable to the subsequent closings of TPG IX, Asia VIII and THP II within the Capital platform, which were activated during the third quarter of 2022, LSI and Growth VI within Growth platform, which were activated during the first and fourth quarters of 2023, respectively, and Rise III and TPG Next in the Impact platform, which were activated during the second quarter of 2022 and the fourth quarter of 2023, respectively. These increases were partially offset by a $1.2 million decrease in actively invested capital related to TPG AAF. For the year ended December 31, 2023, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.10%.

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
Net Accrued Performance
Net accrued performance represents both unrealized and undistributed performance allocations and fee-related performance revenues resulting from our general partner interests in investment funds that we manage. We believe this measure is useful to investors as it provides additional insight into the accrued performance to which the TPG Operating Group Common Unit holders are expected to receive.
The table below summarizes our net accrued performance by fund vintage year and platform as of December 31, 2023 and 2022:

	December 31,
	2023	2022

	($ in millions)
Fund Vintage
2017 & Prior	$363	$298
2018	77	54
2019	269	193
2020	104	62
2021	56	35
2022	22	1
Net Accrued Performance	$891	$643

	December 31,
	2023	2022

	($ in millions)
Platform
Capital	$404	$362
Growth	185	162
Impact	107	62
TPG Angelo Gordon
TPG AG Credit	59	—
TPG AG Real Estate	97	—
Real Estate	12	30
Market Solutions	27	27
Net Accrued Performance	$891	$643
Net accrued performance were primarily comprised of TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V, Rise I, Rise II and Rise Climate as of December 31, 2023 and TPG VII, TPG VIII, Asia VII and Growth IV as of December 31, 2022.
We also utilize Performance Generating AUM and Performance Eligible AUM as key metrics to understand AUM that could produce performance allocations or fee related performance revenues. Performance Generating AUM refers to the AUM of funds we manage that are currently above their respective hurdle rate or preferred return, and profit of such funds are being allocated to, or earned by, us in accordance with the applicable limited partnership agreements or other governing agreements. Performance Eligible AUM refers to the AUM that is currently, or may eventually, produce performance allocations or fee-related performance revenues. All funds for which we are entitled to receive a performance allocation incentive fee or fee-related performance revenue are included in Performance Eligible AUM.
Performance Generating AUM totaled $150.8 billion and $85.3 billion as of December 31, 2023 and December 31, 2022, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $191.8 billion and $121.0 billion as of December 31, 2023 and December 31, 2022, respectively.
AUM Subject to Fee Earning Growth
AUM Subject to Fee Earning Growth represents capital commitments that when deployed have the ability to grow our fees through earning new management fees (AUM Not Yet Earning Fees) or when management fees can be charged at a higher rate as capital is invested or for certain funds as management fee rates increase during the life of a fund (FAUM Subject to Step-Up).
AUM Not Yet Earning Fees represents the amount of capital commitments to TPG’s funds and co-investment vehicles that has not yet been invested or considered active, and as this capital is invested or activated, the fee-paying portion will be included in FAUM. FAUM Subject to Step-Up represents capital raised within certain funds where the management fee rate increases once capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up is included within FAUM.
The table below reflects AUM Subject to Fee Earning Growth by platform as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$2,444	$3,551	$1,054
Growth	2,979	2,863	3,279
Impact	173	939	258
TPG Angelo Gordon
TPG AG Credit	3,721	—	—
TPG AG Real Estate	1,206	—	—
Real Estate	2,720	1,172	1,201
Market Solutions	809	1,573	1,056
Total AUM Not Yet Earning Fees	$14,052	$10,098	$6,848

FAUM Subject to Step-Up:
Capital	$1,565	$2,129	$1,865
TPG Angelo Gordon
TPG AG Credit	6,389	—	—
TPG AG Real Estate	2,389	—	—
Real Estate	—	777	678
Total FAUM Subject to Step-Up:	10,343	2,906	2,543
Total AUM Subject to Fee Earning Growth	$24,395	$13,004	$9,391
As of December 31, 2023, AUM Not Yet Earning Fees was $14.1 billion, which primarily consisted of TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TREP III and TAC+ within the Real Estate platform, MMDL V and Credit Solutions II within TPG AG Credit and Asia Realty IV and Japan Value within TPG AG Real Estate.

As of December 31, 2022, AUM Not Yet Earning Fees was $10.1 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TAC+ within the Real Estate platform and TSCF within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates on undrawn commitments for these respective underlying funds range between 0.05% and 1.70% and step-up to rates in the range of 0.25% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of December 31, 2023 relates primarily to TPG IX within the Capital platform, MMDL IV, MMDL V and Credit Solutions II within TPG AG Credit and Realty Value XI and Asia Realty V within TPG AG Real Estate.
Capital Raised
Capital raised is the aggregate amount of subscriptions and capital raised by our investment funds and co-investment vehicles during a given period, as well as the senior and subordinated notes issued through the firm’s CLOs and equity raised through our perpetual vehicles. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022	2021

	($ in millions)
Capital	$9,047		$15,319	$4,174
Growth	2,673		2,207	4,893
Impact	1,047		3,616	7,172
TPG Angelo Gordon
TPG AG Credit	694		—	—
TPG AG Real Estate	370		—	—
Real Estate	994		7,295	1,970
Market Solutions	918		1,587	2,247
Total Capital Raised	$15,743	(1)	$30,024	$20,456
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Capital raised totaled approximately $15.7 billion for the year ended December 31, 2023. This was primarily attributable to the fundraising activities of TPG IX and THP II within the Capital platform, Growth VI within the Growth platform, Rise III within the Impact platform and TRECO within the Real Estate platform during the year ended December 31, 2023.
Capital raised totaled approximately $30.0 billion for the year ended December 31, 2022. This was primarily attributable to the fundraising activities of TPG IX, Asia VIII and THP II within the Capital platform, Rise III within the Impact platform, TREP IV within the Real Estate platform and TDM within the Growth platform during the year ended December 31, 2022.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments and recallable distributions that partners have committed to our funds and co-investment vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level subscription-related credit facilities; however, it is not reduced for investments that we have committed to make yet remain unfunded at the reporting date. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	($ in millions)
Capital	$17,056	$19,759	$10,696
Growth	5,021	4,211	4,943
Impact	4,761	7,697	7,951
TPG Angelo Gordon
TPG AG Credit	7,087	—	—
TPG AG Real Estate	7,344	—	—
Real Estate	8,370	8,193	2,278
Market Solutions	1,683	3,098	2,552
Available Capital	$51,322	$42,958	$28,420
Available capital increased from approximately $43.0 billion as of December 31, 2022 to approximately $51.3 billion as of December 31, 2023. The change was attributable to the $14.4 billion of available capital for TPG Angelo Gordon, which we acquired in November 2023. Available capital for TPG AG Credit related to MMDL V and Essential Housing II within TPG AG Credit and Realty Value XI, Europe Realty IV and Asia Realty V within TPG AG Real Estate. Available capital also increased due to fundraising activities of THP II within the Capital platform, Growth VI within the Growth platform and TRECO within the Real Estate platform during the year ended December 31, 2023. These increases were partially offset by capital invested in TPG IX and Asia VIII within the Capital platform, Growth V within the Growth platform, Rise Climate within the Impact platform and TREP IV within the Real Estate platform.during the year ended December 31, 2023.
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
Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by our investment funds, co-investment vehicles, CLOs, as well as SPACs in conjunction with the completion of a business combination and increases in gross assets of certain perpetual funds. It excludes certain hedge fund activity, but includes investments made using investment financing arrangements like credit facilities, as applicable. We believe this measure is useful to investors as it measures capital deployment across the firm. The table below presents capital invested by platform for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022	2021

	($ in millions)
Capital	$9,988		$6,250	$10,624
Growth	2,198		3,123	3,333
Impact	3,909		3,667	1,711
TPG Angelo Gordon
TPG AG Credit	3,081		—	—
TPG AG Real Estate	322		—	—
Real Estate	1,840		2,954	4,537
Market Solutions	879		559	1,434
Capital Invested	$22,217	(1)	$16,553	$21,639
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.

Capital invested was $22.2 billion for the year ended December 31, 2023, which was primarily attributable to TPG IX, Asia VIII and THP II within the Capital platform, Growth V within the Growth platform, Rise Climate within the Impact platform, TREP IV within the Real Estate platform and MITT within TPG AG Credit.
Capital invested was $16.6 billion for the year ended December 31, 2022 which was primarily attributable to TPG VIII within the Capital platform, Rise Climate within the Impact platform, TTAD II within the Growth platform and TRTX within the Real Estate platform.
Realizations
Realizations represent distributions sourced from proceeds from the disposition of investments and current income, in addition to investment proceeds from Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022	2021

	($ in millions)
Capital	$6,271		$9,782	$15,773
Growth	750		2,223	4,423
Impact	301		548	1,131
TPG Angelo Gordon
TPG AG Credit	641		—	—
TPG AG Real Estate	293		—	—
Real Estate	1,703		1,060	1,736
Market Solutions	275		404	1,040
Total Realizations	$10,234	(1)	$14,017	$24,103
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Realizations were $10.2 billion for the year ended December 31, 2023 compared to $14.0 billion for the year ended December 31, 2022. This was primarily attributable to a lower pace of realization activities in TPG VII within the Capital platform and Growth IV within the Growth platform, partially offset by higher realizations in TPG AAF and TPG VI within the Capital platform during the year ended December 31, 2023.
Realizations were $14.0 billion for the year ended December 31, 2022 compared to $24.1 billion for the year ended December 31, 2021. This was primarily attributable to lower realization activities during the year ended December 31, 2022 in TPG VII, TPG VIII, Asia VII and THP I within the Capital platform, Growth IV and TTAD I within the Growth platform and TRTX and TREP III within the Real Estate platform.
Fund Performance Metrics
Fund performance information for our investment funds as of December 31, 2023 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of December 31, 2023 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,344	196	33,540	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,205	19,422	4,506	23,928	26%	2.3x	20%	1.9x
TPG VIII	2019	11,505	10,737	3,264	15,438	18,702	37%	1.7x	25%	1.5x
TPG IX	2022	12,014	4,662	—	5,225	5,225	225%	1.2x	39%	1.0x
Capital Funds		81,841	73,577	112,996	25,366	138,362	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,405	166	5,571	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	3,380	3,505	6,885	15%	2.1x	11%	1.7x
Asia VII	2017	4,630	4,522	2,341	5,652	7,993	21%	1.7x	14%	1.4x
Asia VIII	2022	4,319	2,022	—	2,375	2,375	686%	1.2x	129%	1.1x
Asia Funds		18,833	16,154	20,271	11,698	31,969	20%	2.0x	14%	1.7x
Healthcare Funds
THP I	2019	2,704	2,405	840	2,978	3,818	33%	1.6x	19%	1.3x
THP II	2022	3,576	1,093	—	1,294	1,294	339%	1.3x	85%	1.1x
Healthcare Funds		6,280	3,498	840	4,272	5,112	35%	1.5x	20%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	182	182	(5%)	0.9x	(6%)	0.9x
Continuation Vehicles		1,524	1,521	2,720	182	2,902	37%	1.9x	31%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,865	42	1,907	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,734	598	5,332	22%	2.5x	16%	2.0x
Growth III	2015	3,128	3,370	4,675	2,306	6,981	26%	2.0x	18%	1.7x
Growth IV	2017	3,739	3,612	1,946	4,890	6,836	22%	1.8x	15%	1.5x
Gator	2019	726	686	661	608	1,269	31%	1.8x	25%	1.6x
Growth V	2020	3,558	3,225	403	4,375	4,778	29%	1.5x	18%	1.3x
Growth VI	2023	1,112	144	—	144	144	NM	NM	NM	NM
Growth Funds		15,568	14,481	14,284	12,963	27,247	20%	1.9x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	941	1,709	2,650	25%	1.7x	20%	1.5x
TTAD II	2021	3,198	1,763	63	1,896	1,959	9%	1.1x	4%	1.0x
Tech Adjacencies Funds		4,772	3,260	1,004	3,605	4,609	22%	1.4x	16%	1.3x
TDM	2017	1,326	571	—	1,142	1,142	20%	2.0x	16%	1.7x
LSI	2023	367	84	—	84	84	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$1,996	$1,318	$2,511	$3,829	21%	1.9x	13%	1.5x
Rise II	2020	2,176	1,973	128	2,817	2,945	25%	1.5x	16%	1.3x
Rise III	2022	2,700	1,103	5	1,261	1,266	98%	1.2x	(2%)	1.0x
The Rise Funds		6,982	5,072	1,451	6,589	8,040	22%	1.6x	14%	1.3x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	432	29	326	355	(5%)	0.8x	(10%)	0.7x
Rise Climate	2021	7,268	4,579	208	5,839	6,047	54%	1.4x	27%	1.2x
TPG NEXT	2023	510	3	—	3	3	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078	576	1,069	—	1,069	21%	1.9x	15%	1.6x
TREP II	2014	2,065	2,213	3,520	60	3,580	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,151	2,630	2,606	5,236	14%	1.3x	9%	1.2x
TREP IV	2022	6,820	1,708	208	1,481	1,689	(14%)	0.9x	(63%)	0.5x
TPG Real Estate Partners		13,685	8,648	7,427	4,147	11,574	21%	1.5x	13%	1.3x
TAC+	2021	1,797	916	98	815	913	(1%)	1.0x	(4%)	0.9x
TRECO		378	—	—	—	—	NM	NM	NM	NM

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	646	115	761	25%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	412	450	862	13%	1.6x	8%	1.3x
NewQuest IV(11)	2020	1,000	879	132	1,108	1,240	23%	1.4x	13%	1.2x
NewQuest V(11)	2022	502	272	7	344	351	NM	NM	NM	NM
NewQuest Funds		2,743	2,327	1,964	2,017	3,981	35%	1.8x	23%	1.5x
TGS(11)	2022	749	272	—	295	295	NM	NM	NM	NM

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,475	1,156	2,631	17%	1.5x	13%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	2,559	245	2,655	2,900	16%	1.1x	11%	1.1x
Credit Solutions II Dislocation A	2022	1,310	868	5	1,001	1,006	34%	1.2x	25%	1.1x
Credit Solutions		7,466	6,006	2,731	4,812	7,543	19%	1.3x	14%	1.2x
Essential Housing
Essential Housing I	2020	642	456	470	102	572	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	59	1,112	1,171	14%	1.1x	10%	1.1x
Essential Housing		3,176	1,527	529	1,214	1,743	14%	1.2x	11%	1.1x
Structured Credit & Specialty Finance
ABC Fund	2021	1,005	653	29	709	738	17%	1.1x	13%	1.1x
Structured Credit & Specialty Finance		1,005	653	29	709	738	17%	1.1x	13%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,684	608	2,292	14%	1.6x	11%	1.5x
MMDL III	2018	2,751	2,548	1,929	1,648	3,577	14%	1.5x	10%	1.4x
MMDL IV	2020	2,671	2,522	457	2,713	3,170	16%	1.3x	12%	1.3x
MMDL IV Annex	2021	797	672	69	700	769	15%	1.2x	11%	1.2x
MMDL V	2022	1,972	603	6	668	674	18%	1.2x	14%	1.2x
Middle Market Direct Lending		10,365	8,480	4,991	6,337	11,328	15%	1.5x	11%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,129	2,758	213	2,971	16%	1.7x	11%	1.5x
Realty IX	2015	1,329	1,972	2,171	314	2,485	9%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,312	3,492	2,101	5,593	20%	1.4x	13%	1.3x
Realty Value XI	2022	2,558	1,284	389	998	1,387	20%	1.1x	(3%)	1.0x
Realty		10,410	12,763	13,350	3,627	16,977	15%	1.5x	10%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	1,994	1,988	359	2,347	6%	1.3x	3%	1.2x
Core Plus Realty		3,650	5,058	6,551	359	6,910	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	17%	1.6x
Asia Realty III	2015	847	844	969	244	1,213	14%	1.5x	9%	1.3x
Asia Realty IV	2018	1,315	1,245	747	1,117	1,864	20%	1.5x	13%	1.4x
Asia Realty V	2022	1,854	326	17	346	363	NM	NM	NM	NM
Asia Realty		5,158	3,523	3,449	1,707	5,156	13%	1.5x	9%	1.3x
Japan Value
Japan Value(13)	2023	398	15	—	17	17	NM	NM	NM	NM
Japan Value		398	15	—	17	17	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,184	1,709	15	1,724	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,657	1,489	787	2,276	12%	1.5x	9%	1.4x
Europe Realty III(14)	2019	1,515	1,784	582	1,236	1,818	14%	1.3x	9%	1.2x
Europe Realty IV(14)	2023	1,163	36	—	36	36	NM	NM	NM	NM
Europe Realty		4,091	4,661	3,780	2,074	5,854	17%	1.6x	12%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,352	2,202	1,002	3,204	12%	1.8x	8%	1.5x
Net Lease Realty IV	2019	997	1,736	1,132	795	1,927	10%	1.2x	6%	1.1x
Net Lease Realty V		99	—	—	—	—	NM	NM	NM	NM
Net Lease		2,840	5,357	5,645	1,797	7,442	15%	1.8x	10%	1.5x

The following table reflects the performance of our significant perpetual funds as of December 31, 2023 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$2,099	126%
TPEP Long Only(15)	2013	1,915	39%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(16)	1988	333	10%
Structured Credit & Specialty Finance
MVP Fund(17)	2009	5,883	12%
Middle Market Direct Lending
TCAP(18)	2022	1,478	9%
MMDL Evergreen	2022	698	NM
Multi-Strategy
Super Fund(17)	1993	902	9%
__________
Note:
Past performance is not indicative of future results.
“NM” signifies that the relevant data would not be meaningful. Performance metrics are generally deemed “NM” when, among other reasons, there has been limited time since initial investment.
Performance metrics generally exclude amounts attributable to the fund’s general partner, its affiliated entities and “friends-of-the-firm” entities that generally pay no or reduced management fees and performance allocations. These metrics also represent an average of returns for all included investors and do not necessarily reflect the actual return of any particular investor.
Amounts shown are in U.S. dollars.
Unless otherwise noted, when an investment is made in another currency, (i) Capital Invested is calculated using the exchange rate at the time of the investment, (ii) Unrealized Value is calculated using the exchange rate at the period end and (iii) Realized Value reflects actual U.S. dollar proceeds to the fund.
(1)Vintage Year represents the year in which the fund consummated its first investment (or, if earlier, received its first capital contributions from investors). For platforms other than TPG Angelo Gordon, for consistency with prior reporting, however, the Vintage Year classification of any fund that held its initial closing before 2018 represents the year of such fund’s initial closing.
(2)Capital Committed represents the amount of inception to date commitments a particular fund has received. Certain of our newer vintage funds are actively fundraising and capital committed is subject to change.
(3)Capital Invested represents cash outlays by the fund for its investments, whether funded through investor capital contributions or borrowing under the fund’s credit facility. For TPG AG Credit funds, Capital Invested represents inception-to-date investor contributed capital net of returned contributions, excluding borrowings under the fund’s credit facility.
(4)Realized Value represents total cash received or earned by the fund in respect of such investment or investments through the period end, including all interest, dividends and other proceeds. For TPG AG Credit funds, Realized Value represents inception-to-date capital distributed by the fund, including any performance distributions net of recalled distributions, if any.
(5)Unrealized Value, with respect to an investment in a publicly traded security, is based on the closing market price of the security as of the period end on the principal exchange on which the security trades, as adjusted by the general partner for any restrictions on disposition. Unrealized Value, with respect to an investment that is not a publicly traded security, represents the general partner’s estimate of the unrealized fair value of the fund’s investment. Unrealized Value, with respect to TPG AG Credit funds, represents the ending NAV for such fund, which is the period end ending capital balances of the investors and general partner. Valuations entail a degree of subjectivity, and therefore actual value may differ from such estimated value and these differences may be material and adverse. Except as otherwise noted, valuations are as of the period end.
(6)Total Value is the sum of Realized Value and Unrealized Value of investments.
(7)Gross IRR and Gross MoM represent investment level performance by the fund and incorporates the impact of fund level credit facilities, to the extent utilized by the fund. Gross IRR and Gross MoM are calculated by adjusting Net IRR and Net MoM to generally approximate investor performance metrics excluding management fees, fund expenses (other than interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments) and performance allocations. Gross IRR is the discount rate at which (i) the present value of all Capital Invested in an investment or investments is equal to (ii) the present value of all realized and unrealized returns from such investment or investments. Gross IRR and Gross MoM for TPG AG Credit funds are calculated at the fund level and do not consider the impact of credit facilities and exclude fund expenses.
(8)Net IRR represents the compound annualized return rate (i.e., the implied discount rate) of a fund, which is calculated using investor cash flows in the fund, including cash received from capital called from investors, cash distributed to investors and the investors’ ending capital balances as of the period end. Net IRR is the discount rate at which (i) the present value of all capital contributed by investors to the fund (which excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital) is equal to (ii) the present value of all cash distributed to investors and the investors’ ending capital balances.

(9)Net MoM represents the multiple-of-money on contributions to the fund by investors. Net MoM is calculated as the sum of cash distributed to investors and the investors’ ending capital balances as of the period end, divided by the amount of capital contributed to the fund by investors (which amount excludes, for the avoidance of doubt, any amounts borrowed by the fund in lieu of calling capital).
(10)Total Return represents net performance data for investors (excluding certain classes/series with special fee arrangements), net of all expenses including actual quarterly management fees payable by the fund and the accrual of carried interest to the general partner.
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of September 30, 2023.
(12)Each Middle Market Direct Lending fund is comprised of four vehicles: onshore levered, onshore unlevered, offshore levered and offshore unlevered. Capital Committed, Capital Invested, Realized Value, Unrealized Value and Total Value for each fund are presented on a consolidated basis across the four vehicles. Performance metrics are presented only for the onshore levered vehicle of each fund. The Net IRRs and Net MoMs for TPG AG Middle Market Direct Lending funds on a consolidated basis were: (i) for the onshore unlevered vehicles, 7% and 1.3x, (ii) for the offshore levered vehicles, 10% and 1.3x and (iii) for the offshore unlevered vehicles, 7% and 1.1x.
(13)Japanese-Yen denominated fund. Commitments, Capital Invested and Realized Value are calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable.
(14)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 7% and 1.2x and (ii) for the euro-denominated vehicle of Europe Realty IV, NM and NM.
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of December 31, 2023, TPEP Long/Short had estimated inception-to-date gross returns of 172% and net returns of 126%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of December 31, 2023, TPEP Long Only had estimated inception-to-date gross returns of 39% and net returns of 39%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
(16)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 4%.
(17)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11% and (ii) for the Super Fund, 8%.
(18)TCAP launched on January 1, 2023. Total Return includes AGTB Private BDC, which commenced operations on May 10, 2022 and merged with TCAP on January 1, 2023. Total Return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Inception-to-date figures for Class I, Class D, and Class S shares use the initial offering price per share as the beginning NAV. Total Return presented is for Class I and is prior to the impact of any potential upfront placement fees. An investment in TCAP is subject to a maximum upfront placement fee of 1.5% for Class D and 3.5% for Class S, which would reduce the amount of capital available for investment, if applicable. There are no upfront placement fees for Class I shares. Total Return has been annualized for periods less than or greater than one year. On July 28, 2023, TCAP completed its merger with AGTB where TCAP paid cash consideration for each share of common stock of AGTB. TCAP will continue as the surviving company. At the completion of the merger, AGTB’s final Net IRR was 6.1%.

Liquidity and Capital Resources
We have historically primarily derived revenues from third party assets under management and have required limited capital resources to support the working capital or operating needs of our business. We believe that our current sources of liquidity described below are sufficient to meet our projected capital needs and other obligations as they arise for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.
As of December 31, 2023, our total liquidity was $1,544.2 million, comprised of $665.2 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $699.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $150.0 million of the 364-day revolving credit facility. Total cash of $678.4 million as of December 31, 2023 includes $105.5 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including:
•cash generated by our operating activities, such as management fees, monitoring, transaction and other fees, realized capital allocation-based income and investment sales from our consolidated funds,
•cash received from investing activities, including amounts received from notes receivable from affiliates, and
•cash received from our financing activities, including cash and funds available under our credit facilities.
Cash and Cash Equivalents
Our consolidated cash and cash equivalents totaled approximately $678.4 million at December 31, 2023.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). The Senior Unsecured Revolving Credit Facility, as amended May 2018, November 2020, November 2021, July 2022, August 2022 and September 2023, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028.
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
During the year ended December 31, 2023, we borrowed $470.0 million from the Senior Unsecured Revolving Credit Facility to partially fund the cash consideration of the Acquisition, and borrowed an additional $31.0 million for working capital purposes, resulting in a balance of $501.0 million outstanding at December 31, 2023. As of December 31, 2023, $699.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
During January 2024, we drew $58.5 million under our Senior Unsecured Revolving Credit Facility.

Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The proceeds from the term loan were used to make a ratable distribution to each of our investors and are not available for our operations. The Senior Unsecured Term Loan Agreement, as amended in July 2022 and September 2023, is scheduled to mature on March 31, 2026.
Principal amounts outstanding under the amended Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
As of December 31, 2023, $200.0 million was outstanding under the Senior Unsecured Term Loan Agreement.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of December 31, 2023, we were in compliance with these covenants and conditions.
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
During the year ended December 31, 2023, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at December 31, 2023.
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
During the year ended December 31, 2023, the subsidiary borrowed and made repayments of $150.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at December 31, 2023.
Our Liquidity Needs
We expect that our primary liquidity needs include cash required to:
•support our working capital needs;
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
•pay amounts that may become due under the Tax Receivable Agreement;
•pay earnouts and contingent cash consideration associated with our Acquisition;
•pay cash dividends in accordance with our dividend policy for our Class A common stock;
•warehouse investments in portfolio companies or other investments for the benefit of one or more of our funds or other investment pending contribution of committed capital by the investors in such vehicles and advance capital to them for other operational needs;
•risk retention for CLOs
•address capital needs of regulated and other subsidiaries, including our broker-dealer; and
•exchange Common Units pursuant to the Exchange Agreement or repurchase or redeem other securities issued by us.

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations(1)	$951,000	$—	$—	$200,000	$—	$501,000	$250,000
Interest on debt obligations(2)	473,877	59,008	58,883	49,043	45,822	42,289	218,832
Capital commitments(3)	521,295	521,295	—	—	—	—	—
Operating lease obligations	282,302	43,553	39,221	37,353	37,581	36,321	88,273
Repurchase agreements(4)	83,336	1,928	5,862	27,660	23,191	24,695	—
Total contractual obligations	$2,311,810	$625,784	$103,966	$314,056	$106,594	$604,305	$557,105
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Securitization Notes, our senior unsecured term loan and our senior unsecured revolving credit facility.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 12 to the Consolidated Financial Statements for further discussion of these debt obligations.
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2024” column. We generally utilize proceeds from return of capital distributions and proceeds from secured borrowings to help fund these commitments.
(4)See Note 9 to the Consolidated Financial Statements for further discussion of the repurchase agreements.
Additional Contingent Obligations
As of December 31, 2023 and December 31, 2022, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition. The potential liquidation of STAR could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of December 31, 2023 and December 31, 2022 would be $1,910.2 million and $1,869.4 million, respectively.
As of December 31, 2023 and December 31, 2022, we had guarantees outstanding totaling $73.6 million and $100.8 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $176.3 million and $163.7 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34
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
On March 31, 2023, a pre-IPO Investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for 1,000,000 shares of Class A common stock. This exchange resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group partnerships and is subject to the Tax Receivable Agreement. The Company recognized an additional liability associated with the Tax Receivable Agreement in the amount of $6.3 million in connection with the exchange.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021

	($ in thousands)
Net cash provided by operating activities	$720,518	$1,375,878	$1,474,820
Net cash used in investing activities	(373,563)	(3,012)	(37,745)
Net cash used in financing activities	(789,234)	(1,238,080)	(1,322,566)
Net (decrease) increase in cash and cash equivalents	(442,279)	134,786	114,509
Cash and cash equivalents, beginning of period	1,120,650	985,864	871,355
Cash and cash equivalents, end of period	$678,371	$1,120,650	$985,864

Operating Activities
Operating activities provided $720.5 million and $1,375.9 million of cash for the year ended December 31, 2023 and 2022, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $798.5 million and $1,567.7 million for the year ended December 31, 2023 and 2022, respectively. This was partially offset by changes in operating assets and liabilities for the year ended December 31, 2023 and 2022, respectively.
Investing Activities
Investing activities used $373.6 million and $3.0 million of cash during the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, cash used by investing activities is primarily related to our acquisition of Angelo Gordon. During the year ended December 31, 2022, cash used by investing activities is primarily related to repayments and advances on notes receivable from affiliates.
Financing Activities
Financing activities used $789.2 million and $1,238.1 million of cash during the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, cash used in financing activities primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemption of the outstanding YTPG and AFTR Class A Ordinary Shares, which were funded by our Assets held in Trust Account. This was partially offset by net proceeds from our credit facilities. Cash used in financing activities during year ended December 31, 2022 primarily reflects the net impact of distributions to partners and non-controlling interests, the repayment of amounts borrowed under the Subordinated Credit Facility, and purchase of partnership interests with IPO proceeds, which is partially offset by the net proceeds from the IPO in January 2022.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our Consolidated Financial Statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known.
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

Management fees related to our funds are generally based on a fixed percentage of the committed capital, invested capital, cost of investments or Net Asset Value (“NAV”). The corresponding fee calculations are both objective in nature and therefore do not require the use of significant estimates or assumptions.
Incentive fees within the scope of the revenue guidance are generally calculated as a percentage of the profits earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the AUM or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.
Incentive fees structured as performance allocations are accounted for under the equity method of accounting.
For open-ended funds, we calculate revenue based on a percentage of annual fund profits, reduced by minimum return hurdles, and subject to prior year loss carry-forwards. Performance allocations for open-end funds are either paid in the first quarter following the performance year or during the calendar year if there are investor redemptions, and are generally not subject to repayment by the Company. Performance allocations attributed to certain non-liquid investments (“side pocket investments”) owned by open-ended funds are paid when the associated side pocket investments are realized.
For closed-ended funds, Capital Allocation-Based Income is a disproportionate allocation (typically 20%) of performance allocations. Certain funds will allocate performance allocations to us, based on cumulative fund performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to limited partner preferred returns or high watermarks, where applicable, in accordance with the terms set forth in each respective fund’s governing documents. We recognize income attributable to performance allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as performance allocation income reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. Performance allocations are generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. For any given period, performance allocations on our consolidated statements of operations may include reversals of previously recognized amounts due to a decrease in the value of a particular fund that results in a decrease of cumulative performance allocations earned to date. Since fund minimum level of returns are cumulative, previously recognized performance allocations also may be reversed in a period of appreciation that is lower than the particular fund’s minimum return levels. Each fund is considered separately in this regard and, for a given fund, performance allocations can never be negative over the life of a fund. If upon a hypothetical liquidation of a fund’s investments, at their then current fair values, previously recognized and distributed performance allocation would be required to be returned, a liability is established for the potential clawback obligation. Our actual obligation, however, would not become payable or realized until the end of a fund’s life.
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
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of their fair values, as follows:
•Level I—Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level II—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments generally classified in this category include securities with less liquidity traded in active markets, securities traded in other than active markets, corporate bonds and loans, and government and agency securities.
•Level III—Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
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
The fair value of the investments held by TPG funds is the primary input to the calculation of certain of our management fees, incentive fees, capital allocation based income, and performance allocation compensation. The TPG funds are accounted for as investment companies in accordance with U.S. GAAP guidance and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
TPG has also elected the fair value option for certain other proprietary investments. TPG is required to measure certain financial instruments at fair value, including equity securities and derivatives.
Fair Value of Investments or Instruments that are Exchange Traded
Securities that are exchange traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal restrictions limiting their purchase and sale for a period of time, such as may be required under SEC Rule 144. A discount to publicly traded price may be appropriate in those cases; the amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
Fair Value of Investments or Instruments that are not Exchange Traded
In the absence of observable market prices, we rely on valuation methodologies that primarily employ management’s determination as to fair value based off of available information and management’s own assumptions about the business. These assumptions involve a significant degree of judgement, taking into consideration a combination of internal and external factors.
Equity Investments. We determine the fair value of our equity investments using the market approach, income approach or some combination of both. We primarily use the market approach for determining the fair values of our investments. The market approach relies upon valuations for comparable public companies, transactions or assets, and thus requires that we use our discretion to identify comparable companies, transactions and assets. We may also choose to incorporate a secondary methodology, generally used to corroborate the results of the market approach. This would typically be the income approach, which provides an indication of fair value based on the present value of cash flows that a business, security or property is expected to generate in the future. The most widely used methodology under the income approach is the discounted cash flow method, which includes significant assumptions about the underlying investment’s projected net earnings or cash flows, discount rate, capitalization rate or exit multiple. Depending on the facts and circumstances associated with the investment, different primary and secondary methodologies may be used including direct capitalization method, option value, contingent claims or scenario analysis, yield analysis, projected cash flow through maturity or expiration, probability weighted methods or recent round of financing.

Credit Investments. The fair values of credit-oriented investments are generally determined on the basis of prices between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments and various relationships between investments. Investments in distressed debt and corporate loans and bonds, we generally determine fair value by comparing against similar investments. We review and analyze the prices obtained from external pricing sources to evaluate their reliability and accuracy, and at times exclude vendor prices and broker quotations that we believe do not reflect fair value. Certain credit financial instruments may not trade or prices are not readily available, or trade infrequently and, when they are traded, the price may be unobservable and, as a result, multiple external pricing sources may not be available. In such instances, we may use an internal pricing model as either a corroborating or sole data point in determining the price. We generally engage specialized third-party valuation service providers to assess and corroborate the valuation of a selection of the investments on a periodic basis.
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
The results of all valuations of investments held by TPG funds and investment vehicles are initially reviewed and approved by the relevant subcommittee. Each subcommittee is comprised of at least one member who does not participate in the process of making or disposing of investments. The valuations are aggregated and significant matters are presented for final approval by TPG’s Global Valuation Committee, which is comprised of senior employees and includes its Chief Financial Officer, General Counsel, Chief Compliance Officer, Chief Operating Officer and Chief Accounting Officer. Approval by any member of the Valuation Committee is related to such member’s role in the Committee, such that control function members’ (i.e., those members who do not participate in the process of making or disposing of investments) approval, for example, represents their confirmation that the process was run appropriately and that the deliberations were on the merits.
Additionally, we will generally engage an independent valuation firm to assist with valuations of certain Level III valuations. The valuation firm will either perform certain procedures in order to assess the reasonableness of our valuation or provide a valuation range from which we will select a point in the range to determine the final valuation.
Business Combinations
We account for business combinations using the acquisition method under ASC Topic 805, Business Combinations (“ASC 805”) under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. Management uses its best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill.
Intangible Assets
Our intangible assets consist of the fair value of our interests in future promote of certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 2 years to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Consolidated Financial Statements.
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
Effect on Performance Allocations
Performance allocations reflect revenue primarily from performance allocations on our TPG funds. In our discussion of “Key Financial Measures” and “Critical Accounting Estimates,” we disclose that performance allocations are recognized upon appreciation of the valuation of our TPG funds’ investments above certain return hurdles and are based upon the amount that would be due to TPG at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related performance allocation waterfall. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of performance allocations totaling $1,900.6 million, or $335.9 million net of accrued performance allocation compensation and other allocations.
Effect on Investment Income
Investment income is earned from our investments in TPG funds and other investments. We record these investments under the equity method of accounting and recognize our pro rata share of income. Net changes in the fair value of the underlying investments of our TPG funds and other investment’s underlying portfolio investments may materiality impact the net gains (losses) from investment activities in our consolidated statement of operations depending upon the respective funds’ performance to date as compared to its hurdle rate. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of investment income totaling $91.7 million.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-USD currencies that may be affected by movements in the rate of exchange between the USD and non-USD currencies. Non-USD denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. In our capacity as investment manager, certain of the funds we manage may seek to mitigate risks from this exposure by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to help insulate us from future changes in exchange rates. This may include hedging amounts in excess of our capital invested, to reduce exposure on projected unrealized on projected unrealized investment profits. We estimate that as of December 31, 2023, if the USD strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) performance allocations would decrease by $446.3 million, or $59.9 million net of accrued performance allocation compensation and other allocations and (b) net gains from investments would decrease by $22.5 million. The majority of our TPG funds are USD denominated and have functional currency in the USD. As such, our management fees are not significantly impacted by fluctuations in exchange rates.

Interest Rate Risk
Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. We have obligations under our loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The loans generally incur interest at SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings. Based on our debt obligations payable as of December 31, 2023, we estimate that interest expense relating to variable-rate debt would increase by approximately $2.9 million on an annual basis in the event interest rates were to have been one percentage point during the period.

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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TPG Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of TPG Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Angelo Gordon & Co, L.P., AG Funds L.P., and AG Partners Investments, L.P. (collectively, “Angelo Gordon”), which was acquired on November 1, 2023, and whose financial statements constitute 19.2% of the Company’s total assets and 9.8% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Angelo Gordon.
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value — Underlying Investments Without Readily Determinable Fair Values Used in the Calculation of Performance Allocations — Refer to Notes 2 and 4 of the financial statements
Critical Audit Matter Description
The Company, as a general partner, is entitled to an allocation of income from certain TPG Funds (“TPG Funds”), assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations are accrued based on cumulative fund performance as of each reporting date, and after specified investment returns to the TPG Funds’ limited partners are achieved. The fair value of the underlying investments held by the TPG Funds is a significant input into this calculation.
As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Performance Allocations to reflect either (a) positive performance resulting in an increase in the Performance Allocations or (b) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to Performance Allocations. In each case, Performance Allocations are calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative, recorded. Accrued but unpaid Performance Allocations as of the reporting date are reflected in Investments in the consolidated statements of financial condition.
We identified the valuation of certain investments without readily determinable fair values used in the calculation of Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, and subjectivity of the unobservable inputs used in the valuation, and changes in the fair value of these investments directly impacts the amount of Performance Allocations the Company accrues for the period. Auditing these inputs required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant investment valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques, assumptions, and unobservable pricing inputs used by management to estimate the fair values of certain investments with unobservable inputs (“Level III”) included the following, among others:

•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the effectiveness of internal controls over the determination of the fair value of certain Level III Investments.
•We utilized our fair value specialists to assist in the evaluation of management’s valuation methodologies and valuation assumptions including the unobservable pricing inputs used to estimate fair value. Our fair value specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.
•We assessed the consistency by which management applied its valuation process.
•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.
•We evaluated management’s ability to accurately estimate the fair value of Level III investments by comparing the previous estimates of fair value to subsequent market transactions.
Intangible Assets - Valuation of Investment Management Agreement and Acquired Carried Interest Intangible Assets for the Angelo Gordon Acquisition – Refer to Note 3 of the financial statements
Critical Audit Matter Description
On November 1, 2023, the Company completed the acquisition of Angelo Gordon and its subsidiaries. The acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations, with the assets acquired and liabilities assumed recorded at fair value, including identified intangible assets. The intangible assets included investment management agreements and acquired carried interest. Management, with the assistance of a third-party valuation specialist, estimated the fair value of the intangible assets by discounting the forecasted future cash flows. The determination of fair value of the identified intangible assets involves significant estimates and assumptions related to the forecasted future cash flows and the selection of the discount rates.
We identified the valuation of the investment management agreement and acquired carried interest intangible assets as a critical audit matter because the fair value determination requires management to make significant valuation estimates and assumptions in determining the forecasted future cash flows and the selection of the respective discount rates. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists who possess significant valuation expertise.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows and the selection of the discount rate for the investment management agreement and acquired carried interest intangible assets included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the effectiveness of controls over the valuation of the investment management agreement and acquired carried interest intangible assets, including management’s controls over forecasts of future cash flows and selection of the discount rate.
•We assessed the knowledge, skill, ability, and objectivity of management’s valuation specialist and evaluated the work performed.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
•Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

•Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to governing documents, market data, industry data, and historical results, where applicable.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit, including the consideration of any contradictory evidence.
/s/ DELOITTE & TOUCHE LLP
Fort Worth, Texas
February 23, 2024
We have served as the Company’s auditor since 2015.

TPG Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$665,188	$1,107,484
Restricted cash(1)	13,183	13,166
Due from affiliates	418,977	202,639
Investments (includes assets pledged of $648,529 and $475,110 as of December 31, 2023 and December 31, 2022, respectively(1))	6,724,112	5,329,868
Intangible assets	649,508	136,187
Goodwill	436,079	230,194
Other assets	462,625	263,011
Assets of consolidated Public SPACs(1):
Cash and cash equivalents	—	5,097
Assets held in Trust Accounts	—	653,635
Other assets	—	457
Total assets	$9,369,672	$7,941,738

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$171,796	$98,171
Due to affiliates	143,175	139,863
Debt obligations(1)	945,052	444,566
Accrued performance allocation compensation	4,096,052	3,269,889
Other liabilities	652,463	226,090
Liabilities of consolidated Public SPACs(1):
Derivative liabilities	—	667
Deferred underwriting	—	22,750
Other liabilities	—	236
Total liabilities	6,008,538	4,202,232

Commitments and contingencies (Note 17)

Redeemable equity attributable to consolidated Public SPACs(1)	—	653,635

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (80,596,501 and 79,240,058 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	80	79
Class B common stock $0.001 par value, 750,000,000 shares authorized (281,657,626 and 229,652,641 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	282	230
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Additional paid-in-capital	613,476	506,639
Retained (deficit) earnings	(34,681)	2,724
Other non-controlling interests	2,781,977	2,576,199
Total equity	3,361,134	3,085,871
Total liabilities, redeemable equity and equity	$9,369,672	$7,941,738
_________________
(1)The Company’s consolidated total assets and liabilities as of December 31, 2023 and December 31, 2022 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. These amounts include the assets and liabilities of consolidated Public SPACs, restricted cash, assets pledged of securitization vehicles, secured borrowings of securitization vehicles, and redeemable equity of consolidated Public SPACs. See Notes 2, 11, 12 and 15 to the Consolidated Financial Statements.
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Fees and other	$1,534,626	$1,246,635	$977,904
Capital allocation-based income	855,285	756,252	3,998,483
Total revenues	2,389,911	2,002,887	4,976,387
Expenses
Compensation and benefits:
Cash-based compensation and benefits	547,377	473,696	579,698
Equity-based compensation	654,922	627,714	—
Performance allocation compensation	591,676	416,556	—
Total compensation and benefits	1,793,975	1,517,966	579,698
General, administrative and other	482,574	368,915	278,590
Depreciation and amortization	47,673	32,990	21,223
Interest expense	38,528	21,612	16,291
Expenses of consolidated TPG Funds and Public SPACs:
Interest expense	—	—	740
Other	1,053	3,316	20,024
Total expenses	2,363,803	1,944,799	916,566
Investment income (loss)
Income (loss) from investments:
Net gains (losses) from investment activities	6,564	(110,131)	353,219
Interest, dividends and other	42,622	9,168	6,460
Investment income of consolidated TPG Funds and Public SPACs:
Net gains from investment activities	—	—	23,392
Unrealized gains on derivative liabilities of Public SPACs	667	12,382	211,822
Interest, dividends and other	7,692	6,741	10,321
Total investment income (loss)	57,545	(81,840)	605,214
Income (loss) before income taxes	83,653	(23,752)	4,665,035
Income tax expense	60,268	32,483	9,038
Net income (loss)	23,385	(56,235)	4,655,997
Net (loss) income attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	(517)	155,131
Net income attributable to non-controlling interests in consolidated TPG Funds prior to Reorganization and IPO	—	—	19,287
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966	2,455,825
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256	2,025,754
Net income attributable to redeemable equity in Public SPACs	12,044	15,165	—
Net loss attributable to non-controlling interests in TPG Operating Group	(92,411)	(180,824)	—
Net income attributable to other non-controlling interests	23,662	11,293	—
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$80,090	$92,426	$—
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.89	$1.10	$—
Diluted	$(0.04)	$(0.19)	$—
Weighted-average shares of Class A common stock outstanding
Basic	80,334,871	79,255,411	—
Diluted	317,944,496	308,908,052	—
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2021	$2,460,868	—	—	$—	$—	$—	$—	$—	$—	$2,259,834	$4,720,702
Net income	2,025,754	—	—	—	—	—	—	—	—	2,475,112	4,500,866
Capital contributions	—	—	—	—	—	—	—	—	—	29,776	29,776
Capital distributions	(1,230,510)	—	—	—	—	—	—	—	—	(1,219,184)	(2,449,694)
Deconsolidation of previously consolidated entities	36,386	—	—	—	—	—	—	—	—	61,151	97,537
Change in redemption value of redeemable non-controlling interest	35,157	—	—	—	—	—	—	—	—	53,292	88,449
Acquisition of NewQuest	—	—	—	—	—	—	—	—	—	301,189	301,189
Reorganization	(1,721,062)	—	—	—	—	—	—	—	—	693,651	(1,027,411)
Balance at December 31, 2021	$1,606,593	—	—	$—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
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

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2023	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income (loss)	—	—	—	—	—	$80,090	80,090	(68,749)	11,341
Equity-based compensation	—	—	—	—	49,579	—	49,579	590,443	640,022
Capital contributions	—	—	—	—	—	—	—	21,769	21,769
Dividends/distributions	—	—	—		—	(117,495)	(117,495)	(539,309)	(656,804)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,457	—	1,457	25,971	27,428
Shares issued for net settlement of equity-based awards	356,443	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,752)	—	(1,752)	(5,126)	(6,878)
Deferred tax effects resulting from changes in equity	—	—	—	—	(767)	—	(767)	—	(767)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Acquisition (see Note 3)	—	53,004,985	—	53	(53)	—	—	238,067	238,067
Equity reallocation between controlling and non-controlling interest	—	—	—	—	57,288	—	57,288	(57,288)	—
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$23,385	$(56,235)	$4,655,997
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	654,922	627,714	—
Performance allocation compensation	591,676	416,556	—
Net (gains) losses from investment activities	(6,564)	110,131	(353,219)
Capital allocation-based income	(855,285)	(756,252)	(3,998,483)
Other non-cash activities	100,628	29,939	45,729
Unrealized gains from investment activities of consolidated TPG Funds and Public SPACs	(667)	(12,382)	(235,214)
Changes in operating assets and liabilities:
Purchases of investments	(303,118)	(109,093)	(173,885)
Proceeds from investments	798,478	1,567,684	2,179,064
Due from affiliates	41,268	(42,378)	(42,826)
Other assets	(44,475)	(35,893)	(22,586)
Accounts payable and accrued expenses	(231,542)	(14,235)	51,148
Due to affiliates	(161,833)	(12,528)	11,129
Accrued performance allocation compensation	(505,024)	(672,375)	—
Other liabilities	(40,283)	(22,515)	(26,931)
Changes related to consolidated TPG Funds and Public SPACs:
Purchases of investments	—	—	(216,657)
Proceeds from investments	—	—	218,695
Cash and cash equivalents	5,097	274	5,839
Assets held in Trust Accounts	653,635	346,392	(630,281)
Other assets	457	18,611	(12,583)
Other liabilities	(237)	(7,537)	19,884
Net cash provided by operating activities	720,518	1,375,878	1,474,820

Investing activities:
Acquisitions, net of cash acquired (Note 3)	(356,835)	—	24,817
Repayments of notes receivable from affiliates	—	14,937	23,282
Advances on notes receivable from affiliates	—	(15,500)	(9,053)
Purchases of fixed assets	(16,728)	(2,449)	(1,791)
Transfers related to Reorganization Activities	—	—	(75,000)
Net cash used in investing activities	(373,563)	(3,012)	(37,745)

Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	—	770,865	—
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	—	49,756	—
Purchase of partnership interests with IPO proceeds	—	(379,597)	—
Reorganization activities	—	2,124	—
Proceeds from debt obligations	651,000	30,000	200,000
Repayment of debt obligations	(150,000)	(30,000)	(50,000)
Issuance costs on debt obligations	(900)	—	(520)
Withholding taxes paid on net settlement of equity-based awards	(6,878)	—	—
Contributions from holders of other non-controlling interests	21,769	7,822	4,636
See accompanying notes to Consolidated Financial Statements.

	Year Ended December 31,
	2023	2022	2021
Distributions to holders of other non-controlling interests prior to Reorganization and IPO	—	(318,942)	(1,009,242)
Dividends/Distributions	(643,224)	(662,812)	—
Distributions to partners prior to Reorganization and IPO	—	(355,282)	(1,066,680)
Changes related to TPG Funds and Public SPACs:
Proceeds from SPAC IPOs	—	—	935,000
Payments of underwriting and offering costs	—	—	(18,700)
Redemption of redeemable equity	(661,001)	(352,014)	(304,760)
Contributions from holders of non-controlling interests	—	—	540
Distributions to holders of non-controlling interests	—	—	(12,840)
Net cash used in financing activities	$(789,234)	$(1,238,080)	$(1,322,566)
Net change in cash, cash equivalents and restricted cash	$(442,279)	$134,786	$114,509
Cash, cash equivalents and restricted cash, beginning of period	1,120,650	985,864	871,355
Cash, cash equivalents and restricted cash, end of period	$678,371	$1,120,650	$985,864

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$51,130	$48,327	$8,548
Cash paid for interest	33,549	18,352	15,728
Supplemental disclosures of non-cash operating activities:
Investment in equity method investments	—	—	(3,138)
In-kind proceeds from investments	—	—	36,334
Increase in due from affiliates	—	—	(3,045)
Supplemental disclosures of non-cash investing and financing activities:
Reorganization	—	—	(952,411)
NewQuest contingent consideration	—	—	8,400
Equity interests transferred for NewQuest acquisition	—	—	24,600
Deferred underwriting related to Public SPACs	22,750	12,250	(35,441)
Distributions in-kind to holders of other non-controlling interests	—	—	(33,197)
Distributions payable to partners	—	—	352,722
Distributions payable to holders of other non-controlling interests	17,779	3,964	355,282
Repayments of notes receivable to affiliates	—	—	3,045
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$665,188	$1,107,484	$972,729
Restricted cash	13,183	13,166	13,135
Cash, cash equivalents and restricted cash, end of period	$678,371	$1,120,650	$985,864

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

1. Organization
TPG Inc., along with its consolidated subsidiaries (collectively “TPG,” or the “Company”) is a leading global alternative asset manager on behalf of third-party investors under the “TPG” brand name. TPG Inc. includes the consolidated accounts of management companies, general partners of pooled investment entities and variable interest entities, in which the Company is the primary beneficiary, held by TPG Operating Group II, L.P., a holding company (“TPG Operating Group”).
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
As of December 31, 2023, TPG Inc.’s legal ownership of the TPG Operating Group totaled approximately 22%.

TPG Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2023.
The Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group and their consolidated subsidiaries, management companies, the general partners of funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.
The financial statements for periods prior to the Reorganization and IPO present the consolidated accounts of TPG Group Holdings, which is considered the predecessor for accounting purposes. Following the completion of our IPO, TPG Inc. is the successor for accounting purposes.
Prior to the Reorganization and IPO, the Company’s predecessor consolidated certain TPG Funds and Public SPACs (herein referred to as “consolidated TPG Funds and Public SPACs”) pursuant to U.S. GAAP, as the Company’s predecessor was considered the primary beneficiary. Following the Reorganization and IPO, the Company no longer has a controlling financial interest in certain TPG Funds. Public SPACs are consolidated pursuant to U.S. GAAP, and the accompanying Consolidated Financial Statements include the assets, liabilities, revenues, expenses and cash flows of the consolidated Public SPACs. The ownership interest in certain TPG Funds held by entities or persons outside of TPG are reflected as other non-controlling interests in the accompanying Consolidated Financial Statements for fiscal years beginning prior to January 1, 2022.
All of the management fees and other amounts earned from the consolidated TPG Funds and Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated TPG Funds and Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests.

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

TPG Inc.
Notes to Consolidated Financial Statements

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
Investments
Investments consist of investments in private equity funds, real estate funds, hedge funds and credit funds, including our share of any performance allocations and equity method and other proprietary investments. Investments denominated in currencies other than the U.S. dollar are valued based on the spot rate of the respective currency at the end of the reporting period with changes related to exchange rate movements reflected in the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
Investments Held to Maturity
The Company holds investments in the notes issued by CLO funds that are held to maturity. The Company has the intent and ability to hold these investments until maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The effective interest method uses projected cash flows and includes uncertainties and contingencies that are difficult to predict and are subject to future events that may impact estimated interest income prospectively. Certain tranches of the notes were purchased at a discount and are being amortized back to par value until they mature at various dates between 2033 to 2035. If the Company failed to keep these investments as held to maturity it would be required to reclassify them as trading securities and would measure at fair value. Where applicable, impairment is recognized related to investments in the CLO funds in accordance with U.S. GAAP. The CLO funds evaluate securities for impairment on a security-by-security basis based on adverse changes in expected cash flows.

Those investments were fair valued in purchase accounting as discussed in Note 3.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
Revenues
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Management fees	$1,187,947	$919,830	$718,344
Monitoring fees	10,866	14,330	14,324
Transaction fees	99,427	97,909	90,606
Incentive fees	2,815	5,183	—
Expense reimbursements and other	233,571	209,383	154,630
Total fees and other	1,534,626	1,246,635	977,904

Performance allocations	808,248	720,106	3,792,861
Capital interests	47,037	36,146	205,622
Total capital allocation-based income	855,285	756,252	3,998,483
Total revenues	$2,389,911	$2,002,887	$4,976,387

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

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts(b)
Management Fees	TPG funds, limited partners and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets - other
Incentive Fees	TPG funds, limited partners and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time.	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
_________________
(a)There were no significant judgments made in evaluating when a customer obtains control of the promised service for performance obligations satisfied at a point in time.
(b)See Note 14 to the Consolidated Financial Statements for amounts classified in due from affiliates.
Management Fees
The Company provides investment management services to the TPG funds, limited partners, SMAs and clients, and other vehicles in exchange for a management fee. Management fees also include catch-up fees, also known as out of period management fees, which are fees paid in any given period that relate to a prior period, usually as the result of a new limited partner coming into a fund in a subsequent close. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of capital committed, net funded capital commitments, cost of investments, Net Asset Value (“NAV”) or actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. After the contract is established, management does not make any significant judgments in determining the transaction price.

TPG Inc.
Notes to Consolidated Financial Statements

Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.63%	1.75%
Cost of investments	0.50%	1.00%
NAV	0.50%	1.50%
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Consolidated Statement of Operations. For the years ended December 31, 2023, 2022 and 2021, these amounts totaled $6.4 million, $11.5 million and $13.6 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Consolidated Financial Statements. See Note 14 to the Consolidated Financial Statements. Management fees charged to consolidated Public SPACs are eliminated in consolidation.
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
Incentive Fees
The Company provides investment management services to certain TPG funds and other vehicles in exchange for a management fee as discussed above and, in some cases, an incentive fee when the Company is not entitled to performance allocations, as further discussed below. Incentive fees are considered variable consideration in the scope of the revenue guidance as these fees are affected by changes in the fair value of investments over the performance period. The Company recognizes incentive fees only when these amounts are no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period. After the contract is established, there are no significant judgments made when determining the transaction price.
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
Open-end funds can issue and redeem interests to investors on an on-going basis at the then-current net asset values subject to the fund’s policies as specified in governing documents. The Company generally receives performance allocations from its open-end funds based on a percentage of annual fund profits, reduced by minimum return hurdles, and subject to prior year loss carry-forwards. Performance allocations are either paid in the first quarter following the performance year or during the calendar year if there are investor redemptions and are generally not subject to repayment by the Company. Performance allocations attributed to certain non-liquid investments (“side pocket investments”) owned by open-end funds is paid when the associated side pocket investments are realized.
Performance allocations for closed-end funds are allocated to the general partners based on cumulative fund performance as of each reporting date, and after specified investment returns to the funds’ limited partners are achieved. At the end of each reporting period, the TPG funds calculate and allocate the performance allocations that would then be due to the general partner for each TPG fund, pursuant to the TPG fund governing agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments (and the investment returns to the funds’ limited partners) varies between reporting periods, it is necessary to make adjustments to amounts recorded as performance allocations to reflect either (i) positive performance resulting in an increase in the performance allocations allocated to the general partner or (ii) negative performance that would cause the amount due to the general partner to be less than the amount previously recognized, resulting in a negative adjustment to performance allocations allocated to the general partner. In each case, performance allocations are calculated on a cumulative basis and cumulative results are compared to amounts previously recorded with a current period adjustment, positive or negative, recorded.
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at December 31, 2023 related to clawback, see Note 17 to the Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in varying geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies, including North America, Europe and Asia-Pacific. The primary geographic region in which the Company invests in is North America and the majority of its revenues from contracts with customers are also generated in North America.

TPG Inc.
Notes to Consolidated Financial Statements

Investment Income
Income from equity method investments
The carrying value of equity method investments in proprietary investments where the Company exerts significant influence is generally determined based on the amounts invested, adjusted for the equity in earnings or losses of the investee allocated based on the Company’s ownership percentage, less distributions and any impairment. The Company records its proportionate share of investee’s equity in earnings or losses based on the most recently available financial information, which in certain cases may lag the date of TPG’s financial statements by up to three calendar months. Income from equity method investments is recorded in net gains (losses) from investment activities on the Consolidated Financial Statements.
Income from equity method investments for which the fair value option was elected
Income from equity method investments for which the fair value option was elected includes realized gains and losses from the sale of investments, and unrealized gains and losses from changes in the fair value during the period as a result of quoted prices in an active market. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment. Income from equity method investments for which the fair value option was elected is recorded in net gains (losses) from investment activities on the Consolidated Financial Statements.
Income from equity investments
Income from equity investments, which represent investments held through equity securities of an investee that the Company does not hold significant influence over, includes realized gains from the sale of investments and unrealized gains and losses result from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Income from equity investments is recorded in net gains (losses) from investment activities on the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
Assets Held in Trust Accounts
Proceeds from equity issued by certain consolidated Public SPACs had been deposited into trust accounts (“Trust Accounts”) and could only be utilized for specific purposes. Therefore, such cash and investments are reported separately in assets held in Trust Accounts on the Consolidated Financial Statements.
As of December 31, 2023, TPG Pace Beneficial II Corp. (“YTPG”) had no assets held in Trust Accounts and held no cash. As of December 31, 2022, YTPG assets held in Trust Accounts were deposited into a non-interest-bearing U.S. based account. On April 17, 2023, YTPG used these funds to redeem all of its outstanding Class A ordinary shares, par value $0.0001 (the “YTPG Class A Ordinary Shares”). See Note 15 to the Consolidated Financial Statements.
As of December 31, 2023, AfterNext HealthTech Acquisition Corp. (“AFTR”) had no assets held in Trust Accounts and held no cash. As of December 31, 2022, AFTR assets held in Trust Accounts were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On August 16, 2023, AFTR used these funds to redeem its outstanding Class A ordinary shares, par value $0.0001 (the “AFTR Class A Ordinary Shares”). See Note 15 to the Consolidated Financial Statements.

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
Certain of the Company’s consolidated Public SPACs issued public warrants and FPAs in conjunction with their IPO. The Company accounts for warrants and FPAs of the consolidated Public SPAC’s ordinary shares that are not indexed to its own stock as liabilities at fair value on the balance sheet. These warrants and FPAs are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s Consolidated Financial Statements. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants and FPAs that do not meet all the criteria for equity classification, the warrants and FPAs are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants and FPAs are recognized as a non-cash gain or loss on the Consolidated Financial Statements.
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
Financial Instruments
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Except for secured borrowings, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the Consolidated Financial Statements due to their short-term nature. In the case of our senior unsecured term loan and senior unsecured revolving credit facility, the fair values approximate the carrying amounts represented in the Consolidated Financial Statements due to their variable rate nature. See Note 12 to the Consolidated Financial Statements.

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
Business Combinations
The Company accounts for business combinations using the acquisition method under ASC Topic 805, Business Combinations (“ASC 805”) under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. Management uses its best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of December 31, 2023, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
Intangible Assets
The Company’s intangible assets primarily consist of the fair value of its interests in future promote of certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from two to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 10 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles, and aircrafts, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Consolidated Financial Statements.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Consolidated Financial Statements (see Note 16 to the Consolidated Financial Statements).
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

TPG Inc.
Notes to Consolidated Financial Statements

currencies other than the functional currency are also included in general, administrative and other in the Consolidated Statements of Operations during the period the transaction occurred.
Repurchase Agreements
The Company, through its a subsidiary, has financed the purchase of certain investments in the debt tranches of certain CLO Funds through a repurchase agreement. The Company records these investments as an asset and the related borrowings under the repurchase agreements are recorded as a liability on the Consolidated Statements of Financial Condition. The amount borrowed is the amount equal to the debt investment outstanding in the CLO. Interest income earned and interest expense incurred on the repurchase obligation are reported on the Consolidated Statements of Operations. Accrued interest receivable on investments and accrued interest payable on repurchase agreements are included in accounts payable and accrued expenses on the Consolidated Statements of Financial Condition.
Securities sold under agreements to repurchase are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Securities transferred to counterparties under repurchase agreements are included within investments in the Consolidated Statements of Financial Condition. Cash received under a repurchase agreement is recognized as a liability within other liabilities in the Consolidated Statements of Financial Condition. Interest expense is recognized on an effective yield basis and is included within interest expense in the Consolidated Statements of Operations.
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
Income Taxes
The Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization and the IPO, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes. The provision for income taxes in the historical Consolidated Financial Statements consists of U.S. (federal, state and local) and foreign income taxes with respect to certain consolidated subsidiaries.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available. The Company recognizes interest and penalties relating to unrecognized tax benefits as income tax expense (benefit) within the Consolidated Financial Statements.
Segment
The Company has identified its Chief Executive Officer as its chief operating decision maker (the “CODM”). The Company operates its business in a single operating and reportable segment, consistent with how the CODM reviews financial performance and allocates resources. The Company operates collaboratively across product lines with a single expense pool.
Regulated Entities
At December 31, 2023, the Company consolidates a registered broker-dealer subsidiary that is subject to the minimum net capital requirements of the SEC and FINRA which may restrict the Company’s ability to withdraw funds from the broker-dealer. The broker-dealer has continuously operated in excess of its minimum net capital requirements.
Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

TPG Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
On December 14, 2023, the FASB issued Accounting Standards Update 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss and an amount and description of the composition of other segment items. The ASU also requires public entities to provide all annual disclosures about a reportable segments profit or loss and assets in interim periods. Further, if the CODM uses more than one measure of a segments profitability, the entity would be permitted to disclose those additional measures. All disclosure requirements under ASU 2023-07 are applicable to public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its Consolidated Financial statements and disclosures.
On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its Consolidated Financial Statements.
Recently Adopted Accounting Guidance
In June 2022, the FASB issued Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) which (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. Under current guidance, stakeholders have observed diversity in practice related to whether contractual sale restrictions should be considered in the measurement of the fair value of equity securities that are subject to such restrictions. The amendments in ASU 2022-03 should be applied to equity securities with a contract containing a sale restriction that is executed or modified on or after the adoption date. For equity securities with a contract containing a sale restriction that was executed before the adoption date, companies should continue to apply the historical accounting policy for measuring such securities until the contractual restriction expires or is modified. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of ASU 2022-03 on a prospective basis beginning January 1, 2023 did not have a material impact to its Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

3. Acquisitions
Angelo Gordon Acquisition
On November 1, 2023 (the “Acquisition Date”), the Company and certain of its affiliated entities (the “TPG Parties”) completed the acquisition (the “Acquisition”) of all of the voting interests and significant economics in Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partners, L.P. (collectively, “Angelo Gordon”) and certain of their affiliated entities (together with Angelo Gordon, the “Angelo Gordon Parties”), an alternative investment firm focused on credit and real estate investing, pursuant to the terms and conditions set forth in the Transaction Agreement (as amended, the “Transaction Agreement”), dated as of May 14, 2023, by and among the TPG Parties and Angelo Gordon Parties. As a result of the Acquisition, the Company expanded its platform diversity, with Angelo Gordon’s alternative investment focus on credit and real estate investing.
The Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) with assets acquired and liabilities assumed recorded at fair value.
Pursuant to the Transaction Agreement, the Company acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,145.9 million (“Purchase Price”) as described below. The Purchase Price includes a combination of:
•$740.7 million in cash paid at closing;
•$18.8 million in payable as of December 31, 2023 to the escrow agent on behalf of the sellers of Angelo Gordon, subject to adjustment;
•9.2 million vested Common Units (and an equal number of Class B common stock) and 43.8 million unvested Common Units which are deemed to be compensatory under U.S. GAAP;
•the rights to an aggregate cash payment, payable in three payments of $50.0 million each, reflecting an aggregate of $150.0 million (the “Aggregate Annual Cash Holdback Amount”); and
•the non-compensatory portion under U.S. GAAP of a total earnout payment of up to $400.0 million in value (the “Earnout Payment”), subject to the satisfaction of certain fee-related revenue (“FRR”) targets during the period beginning on January 1, 2026 and ending on December 31, 2026 (the “Measurement Period”).

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarized the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

November 1, 2023
Purchase Price
Cash(1)	$740,703
Amounts payable to seller(2)	18,845
Common Units(3)	233,894
Fair value of Aggregate Annual Cash Holdback Amount(4)	125,158
Fair value of Earnout Payment(5)	27,315
Total Purchase Price	$1,145,915

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$383,868
Due from affiliates	184,252
Investments	1,046,375
Intangible assets	547,500
Other assets	172,282
Total assets	2,334,277
Accounts payable and accrued expenses	304,797
Due to affiliates	150,228
Accrued performance allocation compensation	744,903
Other liabilities	190,147
Total liabilities	1,390,075
Assets acquired/liabilities assumed	944,202

Total Purchase Price	1,145,915
Non-controlling interest of Angelo Gordon	4,172
Goodwill	$205,885
(1)Represents the closing cash consideration of $740.7 million, which is comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers.
(2)Represents the expected difference between the estimated cash consideration paid at closing and the final cash consideration to be determined no later than 120 days from closing in accordance with the terms of the Transaction Agreement.
(3)Represents the fair value of approximately 9.2 million vested Common Units granted to the Angelo Gordon partners upon consummation of the Acquisition. The fair value of Common Units is based on a $28.18 closing price for the shares of Class A common stock on the Acquisition Date, adjusted for a discount for lack of marketability. Approximately 43.8 million unvested Common Units and 8.4 million RSUs available to be granted in connection with the Acquisition are considered compensatory under U.S. GAAP and are not part of the Purchase Price. Refer to Note 19 for details.
(4)Represents the estimated fair value of the Aggregate Annual Cash Holdback Amount of $150.0 million, which is payable in three equal annual installments of $50.0 million, subject to the absence of promote shortfall in each respective calendar year (2024, 2025 and 2026). The estimated fair value of $125.2 million, reflected as contingent consideration, was determined using a present value approach. Inputs to fair value include the present value period and the discount rate applied to the annual payments.
(5)Represents the estimated fair value of the non-compensatory portion of the Earnout Payment expected to be paid in the form of cash and vested Common Units to Angelo Gordon partners upon satisfaction of certain FRR targets during the Measurement Period. This amount, reflected as contingent consideration, was determined using a multiple probability simulation approach. Inputs to the fair value include probability adjusted FRR amounts and FRR target thresholds. The compensatory portion of the Earnout Payment to the Angelo Gordon partners is treated as post-combination compensation expense, as services are required from such partners post-Closing. See Note 19 for details.
The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. As the Acquisition Date was close to

TPG Inc.
Notes to Consolidated Financial Statements

December, 31, 2023, the purchase accounting analysis is subject to subsequent adjustments that are identified through the measurement period, which is limited to one year from the Acquisition Date.
The Company recorded $205.9 million of goodwill as of the Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Acquisition. The goodwill recorded is not expected to be deductible for tax purposes.
The fair value and weighted average estimated useful lives of identifiable intangible assets acquired in the Acquisition consist of the following (in thousands):

	Fair Value	Valuation Methodology	Estimated Average Useful Life (in years)
Investment management agreements	$287,000	Multi-period excess earnings method ("MPEEM")	5-12.5
Acquired carried interest	199,000	Discounted cash flow analysis	6.5
Technology	46,000	Replacement cost analysis and relief from royalty analysis	4
Trade name	15,500	Relief from royalty method	5.5
Fair value of intangible assets acquired	$547,500
During the year ended December 31, 2023, the Company incurred $73.4 million of acquisition related costs that were expensed and reported within general, administrative and other expenses in the Consolidated Statements of Operations.
Angelo Gordon’s revenues and net income of $234.0 million and $38.7 million, respectively, are included in the Company’s Consolidated Statements of Operations from the Acquisition Date through December 31, 2023.
The following unaudited pro forma information presents a summary of the Company’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, as if the acquisition was completed as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$3,045,143	$2,600,420
Net income (loss) attributable to TPG Inc./controlling interest	66,550	(25,798)
These pro forma amounts have been calculated after applying the following material adjustments that were directly attributable to the Acquisition:
•adjustments to exclude amounts related to Angelo Gordon’s CLOs that were deconsolidated as of June 30, 2023 in accordance with the terms of the Transaction Agreement;
•adjustments to include the impact of the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied on January 1, 2022;
•adjustments to interest expense for additional funding obtained by TPG in connection with the Acquisition;
•adjustments to include additional equity-based compensation expense related to Common Units and RSUs issued to Angelo Gordon partners and professionals, as if the grants occurred on January 1, 2022;
•adjustments for changes in the performance allocation compensation to Angelo Gordon partners in connection with the Acquisition;

TPG Inc.
Notes to Consolidated Financial Statements

•adjustments to allocation of net income to reflect the pro-rata economic ownership attributable to TPG post Acquisition;
•adjustments to reflect the tax effects of the Angelo Gordon Acquisition and the related adjustments as if Angelo Gordon had been included in the Company’s results as of January 1, 2022; and
•adjustments to include transaction costs in earnings as if the Acquisition occurred on January 1, 2022.
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
4. Investments
Investments consist of the following (in thousands):

	December 31,
	2023	2022
Equity method - performance allocations	$5,664,550	$4,677,017
Equity method - capital interests (includes assets pledged of $570,806 and $475,110 as of December 31, 2023 and December 31, 2022, respectively)	923,440	607,964
Investments held to maturity, at amortized cost (includes assets pledged of $77,723 as of December 31, 2023)	83,512	—
Equity method - fair value option	36,171	20,907
Equity method - other	11,761	11,908
Equity investments	4,678	12,072
Total investments	$6,724,112	$5,329,868
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Consolidated Statements of Operations. The following table summarizes net gains (losses) from investment activities (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net gains (losses) of equity method investments, fair value option(a)	$15,264	$(25,106)	$45,435
Net (losses) gains of equity method investments - other(b)	(1,306)	802	230,186
Net (losses) gains from equity investments(c)	(7,394)	(85,827)	77,598
Total net gains (losses) from investment activities	$6,564	$(110,131)	$353,219
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

TPG Inc.
Notes to Consolidated Financial Statements

Investments Held to Maturity, at Amortized Cost
In connection with the Acquisition described in Note 3, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding ACL of $1.9 million, is $83.8 million as of December 31, 2023.
Equity Method Investments, Fair Value Option
As of December 31, 2023, the Company held a 6.1% beneficial ownership interest in Nerdy Inc. (“NRDY”), consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $36.2 million. In September 2023, the Company exchanged, in a non-cash transaction, 4.9 million warrants for 1.2 million shares of Class A common stock in NRDY and surrendered 2.4 million Class A earnout shares for cancellation, with the remaining 1.6 million Class A earnout shares no longer being subject to forfeiture. As of December 31, 2022, the Company held a 9.0% beneficial ownership interest in NRDY, consisting of 7.7 million shares of Class A common stock, 4.0 million Class A earnout shares and 4.9 million warrants, with an aggregate fair value of $20.9 million.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2023, 2022 and 2021, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At December 31, 2023 and December 31, 2022, the Company held equity investments with readily determinable fair values of $4.7 million and $12.1 million, respectively.
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
Summarized Financial Information
TPG evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the U.S. Securities and Exchange Commission (the "SEC"). As of and for the years ended December 31, 2023, 2022 and 2021, no individual equity method investment held by TPG met the significance criteria. As such, TPG is not required to present separate financial statements for any of its equity method investments.

TPG Inc.
Notes to Consolidated Financial Statements

The following table shows summarized financial information relating to the Consolidated Statements of Financial Condition for all of TPG’s equity method investments assuming 100% ownership as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Total assets	$138,435,777	$78,079,182
Total liabilities	25,778,711	14,299,814
Total equity	112,657,066	63,779,368
The following table shows summarized financial information relating to the Consolidated Statements of Operations for all of TPG’s equity method investments assuming 100% ownership for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues	$11,092,500	$5,838,155	$25,609,002
Expenses	4,134,838	1,855,509	1,871,086
Net income	$6,957,662	$3,982,646	$23,737,916
Investment Activities of Consolidated TPG Funds
As part of the Reorganization described in Note 1 to the Consolidated Financial Statements, all TPG Funds were deconsolidated as of December 31, 2021, thus the Company had no gains (losses) from investment activities of consolidated TPG Funds for the years ended December 31, 2023 and 2022. Net gains from investment activities of consolidated TPG Funds were $23.4 million for the year ended December 31, 2021.
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
5. Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. These warrants and FPAs are included in derivative liabilities of Public SPACs on the Consolidated Statements of Financial Condition. As of December 31, 2023 and December 31, 2022, the Company did not hold any FPAs.

TPG Inc.
Notes to Consolidated Financial Statements

As of December 31, 2023, the Company held no warrants. As of December 31, 2022, the fair value of the warrants totaled $0.7 million.
There were no related offsets or cash collateral pledged or received for the warrants as of December 31, 2023 and December 31, 2022.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded unrealized gains on warrants and FPAs totaling $0.7 million, $12.4 million and $211.8 million, respectively.
Net gains (losses) on derivative instruments are included in the Consolidated Statements of Operations as net gains (losses) from investment activities of consolidated TPG Funds and Public SPACs or unrealized gains (losses) on derivative liabilities of Public SPACs. The following are net gains recognized on derivative instruments of consolidated TPG Funds and Public SPACs (in thousands):

	Year Ended December 31,
	2023	2022	2021
Realized losses, net on total return swaps	$—	$—	$(10,269)
Realized losses, net on foreign currency forwards	—	—	(175)
Unrealized gains, net on total return swaps	—	—	10,068
Unrealized gains, net on foreign currency forwards	—	—	28
Total net losses on derivative instruments from investment activities of consolidated TPG Funds	—	—	(348)
Unrealized gains, net on public warrants	667	10,996	52,128
Unrealized gains, net on forward purchase agreements	—	1,386	159,694
Total net gains on derivative instruments of Public SPACs	667	12,382	211,822
Net gains on derivative instruments	$667	$12,382	$211,474
6. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	December 31, 2023
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$36,171	$—	$—	$36,171
Equity investments	4,678	—	—	4,678
Total assets	$40,849	$—	$—	$40,849

Liabilities
Aggregate Annual Cash Holdback Amount(a)	$—	$—	$126,779	$126,779
Earnout Payment(a)	—	—	29,520	29,520
Total liabilities	$—	$—	$156,299	$156,299
_______________
(a)Contingent consideration related to the acquisition of Angelo Gordon described in Note 3 to the Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

	December 31, 2022
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$20,907	$—	$—	$20,907
Equity investments	12,072	—	—	12,072
Total assets	$32,979	$—	$—	$32,979

Liabilities
Liabilities of consolidated Public SPACs:
Public warrants	$667	$—	$—	$667
Total liabilities	$667	$—	$—	$667
The valuation methodology used in the determination of the changes in fair value of financial instruments for which Level III inputs were used at December 31, 2023 included a combination of the present value approach and multiple probability simulation approach.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Year Ended December 31,
	2023	2022
Financial liabilities
Balance, beginning of period	$—	$—
Acquisition(a)	152,473	—
Unrealized losses	3,826	—
Balance, end of period	$156,299	$—

Derivative liabilities
Balance, beginning of period	$—	$1,386
Unrealized gains	—	(1,386)
Balance, end of period	$—	$—
_______________
(a)Contingent consideration established in connection with the acquisition of Angelo Gordon described in Note 3 to the Consolidated Financial Statements.

Total realized and unrealized gains and losses recorded for Level III financial liabilities and derivative liabilities are reported in interest, dividends and other and unrealized gains (losses) on derivative liabilities of Public SPACs, respectively, in the Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of December 31, 2023. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

TPG Inc.
Notes to Consolidated Financial Statements

	Fair Value December 31, 2023	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities
Aggregate Annual Cash Holdback Amount	$126,779	Present value	Discount rate	8.0%
Earnout Payment	29,520	Multiple probability simulation	Estimated revenue volatility	22.8%
	$156,299
_______________
(a)In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company-specific developments including exit strategies and realization opportunities. Management has determined that market participants would take these inputs into account when valuing the instruments.
(b)Inputs weighted based on fair value of instruments in range.

7. Intangible Assets and Goodwill
As discussed in Note 3 to the Consolidated Financial Statements, the Company completed the acquisition of Angelo Gordon on November 1, 2023, which resulted in the recognition of certain identifiable intangible assets and goodwill, which are presented as intangible assets and goodwill, respectively, on the Consolidated Statements of Financial Condition.

Intangible Assets
The following table summarizes the carrying values of intangible assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023			2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$331,600	$(54,707)	$276,893	$132,600	$(30,009)	$102,591
Management contracts(a)	307,000	(20,553)	286,447	20,000	(9,375)	10,625
Technology(a)	46,000	(1,917)	44,083	—	—	—
Investor relationships	25,000	(5,208)	19,792	25,000	(3,125)	21,875
Trade name(a)	15,500	(500)	15,000	—	—	—
Other intangible assets(b)	8,494	(1,201)	7,293	1,494	(398)	1,096
Total intangible assets	$733,594	$(84,086)	$649,508	$179,094	$(42,907)	$136,187
_______________
(a)Includes intangible assets with a net carrying value of $540.4 million as of December 31, 2023 related to the acquisition of Angelo Gordon described in Note 3 to the Consolidated Financial Statements.
(b)Includes infinite-lived intangible assets of $1.0 million as of December 31, 2023 and 2022.
No impairment losses on intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.
Intangible asset amortization expense was $41.2 million, $28.4 million and $19.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2023 (in thousands):

2024	$110,220
2025	105,239
2026	99,949
2027	96,149
2028	76,244
Thereafter	160,713
Total	$648,514
Goodwill
The following table summarizes the carrying value of the Company’s goodwill as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Goodwill
Balance, beginning of period	$230,194	$230,194
Acquisition	205,885	—
Balance, end of period	$436,079	$230,194
No impairment losses on goodwill were recorded during the years ended December 31, 2023, 2022 and 2021.
8. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2023	2022
Fixed assets, net:
Leasehold improvements	$142,545	$39,946
Computer hardware and software	33,955	8,874
Furniture, fixtures and equipment	13,728	6,878
Other fixed assets	31,350	11,347
Accumulated depreciation	(139,900)	(42,992)
Total fixed assets, net	81,678	24,053
Right-of-use assets	227,610	130,357
Prepaid expenses	56,398	23,809
Other	96,939	84,792
Other assets	$462,625	$263,011

TPG Inc.
Notes to Consolidated Financial Statements

9. Accounts Payable and Accrued Expenses, and Other Liabilities
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Trade accounts payable	$42,565	$44,186
Accrued expenses	129,231	53,985
Accounts payable and accrued expenses	$171,796	$98,171
Other liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Lease obligation	$235,537	$147,887
Clawback liability (see Note 17)	58,317	58,317
Contingent consideration	156,299	—
Repurchase agreements	83,336	—
Other	118,974	19,886
Other liabilities	$652,463	$226,090
Contingent Consideration
In connection with the Acquisition described in Note 3, the Company recorded contingent consideration liabilities of $152.5 million to reflect the estimated fair value of the contingent consideration for the Earnout Payment and Aggregate Annual Cash Holdback Amount as of the Acquisition Date. Contingent consideration is included in other liabilities on the Consolidated Statements of Financial Condition. Contingent consideration is remeasured at each reporting period, and any changes in fair value are recognized as interest, dividends and other in the Consolidated Statements of Operations. As of December 31, 2023, other liabilities include $156.3 million related to contingent consideration.
Repurchase Agreements
In connection with the Acquisition described in Note 3, the Company holds various investments in CLO funds. Northwoods European Management, LLC (“ECLO”), a consolidated subsidiary of the Company has a master repurchase agreement with NWCC Cayman LLC (“Nearwater”) with respect to the Company’s investment in the debt tranches of various CLO Funds. The repurchase agreement extends a facility of a maximum of 100,000 Euros to ECLO for future investment in the debt issued by CLO Funds. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the period December 31, 2023 is 6.1%.
ECLO had outstanding borrowings under the repurchase agreement with Nearwater as of December 31, 2023 to finance its investments in the debt of three CLO Funds with maturity dates ranging from November 25, 2033 through March 15, 2034. At December 31, 2023, $62.8 million of borrowings are outstanding on the facility which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO Funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.
ECLO entered into an additional master repurchase agreement with Citibank, N.A. on December 22, 2021, to finance the purchase of the Company’s investment in one of the CLO funds managed by the entity. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the periods ended December 31, 2023 is 6.3%. ECLO had outstanding borrowings under the repurchase agreement as of December 31, 2023 to finance the investment in the debt of one CLO Fund with a maturity date of October 15, 2035. As of December 31, 2023, $20.5 million of borrowings are

TPG Inc.
Notes to Consolidated Financial Statements

outstanding on the repurchase agreement which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO Funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.
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
The Company is subject to potential concentration risk related to the investors’ commitments to TPG Funds. At December 31, 2023, no individual investor accounted for more than 10% of the total committed capital to TPG’s active funds.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the years ended December 31, 2023 and 2022, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	December 31, 2023	December 31, 2022
Investments (includes assets pledged of $570,806 and $475,110 as of December 31, 2023 and December 31, 2022, respectively)	$903,119	$607,964
Due from affiliates	293,233	88,847
Potential clawback obligation	1,910,247	1,869,395
Due to affiliates	56,262	47,572
Maximum exposure to loss	$3,162,861	$2,613,778
Additionally, cumulative performance allocations of $5.7 billion and $4.7 billion as of December 31, 2023 and 2022, respectively, are subject to reversal in the event of future losses.

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

TPG Inc.
Notes to Consolidated Financial Statements

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
Further, in the calendar years 2022, 2023 and 2024, if the amount otherwise available under the new discretionary performance allocation program is less than $110.0 million, $120.0 million and $130.0 million, respectively, our Chief Executive Officer can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10.0 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40.0 million. In the calendar year 2023, the Performance Allocation Increase to the holders of Promote Units was $29.2 million. In the calendar year 2022, there was no Performance Allocation Increase.
RemainCo Administrative Services Agreement
The TPG Operating Group has entered into an administrative services agreement with RemainCo whereby the TPG Operating Group provides RemainCo with certain administrative services, including maintaining RemainCo’s books and records, tax and financial reporting and similar support which began on January 1, 2022. In exchange for these services, RemainCo pays the TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance and recorded in expense reimbursements and other within revenues in the Consolidated Statements of Operations.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2023 and December 31, 2022, the carrying amount of secured notes issued by the VIEs was $245.6 million and $245.3 million, respectively, and is shown in the Company’s Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.4 million and $4.7 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Consolidated Statements of Financial Condition (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$6,057	$33,612
Restricted cash	13,183	13,166
Participation rights receivable(a)	570,806	475,110
Due from affiliates	434	436
Total assets	$590,480	$522,324

Accrued interest	$191	$191
Due to affiliates and other	5,484	280
Secured borrowings, net	245,567	245,259
Total liabilities	$251,242	$245,730
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Consolidated Financial Statements

12. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of December 31, 2023		As of December 31, 2022
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$501,000	6.45%	$—	5.46%
Senior Unsecured Term Loan(b)	December 2021	March 2026	200,000	198,485	6.45%	199,307	5.46%
Secured Borrowings - Tranche A(c)	May 2018	June 2038	200,000	196,434	5.33%	196,186	5.33%
Secured Borrowings - Tranche B(c)	October 2019	June 2038	50,000	49,133	4.75%	49,073	4.75%
364-Day Revolving Credit Facility(d)	April 2023	April 2024	150,000	—	7.35%	—	—%
Subordinated Credit Facility(e)	August 2014	August 2025	30,000	—	7.70%	—	6.71%
Total debt obligations			$1,830,000	$945,052		$444,566
_______________
(a)The Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At December 31, 2023, the Company is in compliance with these covenants and conditions. During the year ended December 31, 2023, the Company borrowed $470.0 million from the Senior Unsecured Revolving Credit Facility to partially fund the cash consideration of the Acquisition, and an additional $31.0 million for working capital purposes.
(b)The Senior Unsecured Term Loan is scheduled to mature on March 31, 2026. Principal amounts outstanding under the Senior Unsecured Term Loan Agreement accrue interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
(c)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 11 to the Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At December 31, 2023, the Company is in compliance with these covenants and conditions.
(d)On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in US Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in US Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans. The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility.
(e)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2023, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2024 to August 2025. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.

TPG Inc.
Notes to Consolidated Financial Statements

During the years ended December 31, 2023, 2022 and 2021, the Company incurred interest expense of $31.8 million, $19.0 million and $14.3 million, respectively, on its debt obligations.
At December 31, 2023 and 2022, the fair value of the Company’s senior unsecured term loan was $200.0 million and $199.2 million, respectively, which approximates its carrying amount represented in the Consolidated Statements of Financial Condition due to its variable rate nature.
At December 31, 2023 and 2022, the estimated fair value of the secured borrowings based on current market rates and credit spreads for debt with similar maturities was $240.7 million and $231.5 million, respectively, and the carrying value, excluding unamortized issuance costs, was $250.0 million at December 31, 2023 and 2022.
During January 2024, the Company drew $58.5 million under its Senior Unsecured Revolving Credit Facility.
13. Income Taxes

As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by the TPG Operating Group. Prior to the Reorganization, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the U.S. (federal, state and local) and in foreign jurisdictions.
The income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes
United States	$18,303	$80,872	$3,171,385
International	65,350	(104,624)	1,493,650
	$83,653	$(23,752)	$4,665,035
The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income taxes (benefit)
Federal	$24,314	$44,714	$1,950
State and local	6,680	9,466	1,954
International	9,198	5,443	5,010
	40,192	59,623	8,914
Deferred income taxes (benefit)
Federal	18,258	(21,639)	(223)
State and local	1,570	(4,769)	(105)
International	248	(732)	452
	20,076	(27,140)	124
Income tax expense (benefit)	$60,268	$32,483	$9,038

TPG Inc.
Notes to Consolidated Financial Statements

Income taxes are provided at the applicable statutory rates. The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Investment in TPG Operating Group	$86,571	$99,018
Accruals	1,245	2,063
Fixed Assets	629	369
Straight line rent	—	6
Net operating loss carryforwards	25	—
Equity based compensation	20,021	10,674
Lease liability	2,029	12,638
Foreign tax credit	1,830	—
Other	5,797	603
	118,147	125,371
Less: valuation allowance	(92,599)	(80,340)
Deferred tax assets, net	$25,548	$45,031

Deferred tax liabilities
Accruals	$—	$42
Right-of-use assets	1,890	11,157
Fixed assets	—	155
Intangibles	6,989	218
Deferred tax liabilities, net	$8,879	$11,572
As of December 31, 2023 and 2022, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $109.3 million and $113.8 million, respectively, which primarily relate to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group was primarily due to the Reorganization which resulted in a step-up in the tax basis of certain assets to the Company that will be recovered as those underlying assets are sold or the tax basis is amortized.
At December 31, 2023, the Company has foreign tax credits available in the U.S., in the amount of $1.8 million, which will begin to expire in 2032, if not utilized. The Company does not have any U.S. federal, state or foreign net operating loss carryforwards, net of valuation allowance, for the period ended December 31, 2023.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In projecting its taxable income, the Company begins with historic results and incorporates assumptions of the amount of future pretax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Company uses to manage its business. The Company’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from our deferred tax assets will be realized.
As of December 31, 2023 and 2022, the Company has recognized a valuation allowance of $92.6 million and $80.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that the excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.

TPG Inc.
Notes to Consolidated Financial Statements

In addition, the Company has recognized valuation allowances against certain foreign tax credits available for use in the U.S., in the amount of $0.9 million, which are expected to expire, as well as a valuation allowance of $5.1 million against certain foreign deferred tax assets as it is more-likely-than not that this portion of our deferred tax assets is not realizable.
The current year net increase in our valuation allowance, as compared to the prior year, was $12.3 million of which a $18.7 million increase was charged to income tax expense, a $12.1 million decrease was recognized through equity and a $5.7 million increase was recognized through Goodwill in connection with the Acquisition.
Additionally, the Company recorded a payable pursuant to the Tax Receivable Agreement within other liabilities in the Consolidated Statements of Financial Condition of $24.6 million, related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock.
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	Year Ended December 31,
	2023	2022	2021
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
Income passed through to partners	9.6	(136.2)	(20.1)
State and local income taxes	12.0	(25.9)	—
Foreign Taxes, net of U.S. foreign tax credits	7.7	(17.3)	(0.8)
Equity based compensation	(1.3)	2.0	—
Change in TPG Operating Group tax basis estimate	—	21.7	—
Return to Provision	(0.9)	3.9	—
Change in valuation allowance	20.8	(4.3)	—
Change in tax status of statutory subsidiaries	2.9	—	—
Other reconciling items	0.2	(1.7)	—
Effective income tax rate	72.0%	(136.8%)	0.2%
The Company’s effective tax rate was 72.0%, (136.8%) and 0.2% for the years ended December 31, 2023, 2022, and 2021, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate because (i) the Company was not subject to U.S. federal taxes prior to the Reorganization and (ii) the portion of income and losses that are allocated to non-controlling interests, as the tax liability on such income or loss is borne by the holders of such non-controlling interests. In addition, during the year ended December 31, 2023, the Company recognized additional income tax expense due to the increase in valuation allowance as a result of the pre-closing reorganization transactions of certain TPG Parties (the “Pre-Closing TPG Transactions”). Further, for the year ended December 31, 2022, an additional income tax benefit was recognized in connection with certain changes in estimate of the income tax basis of the Company's investments in the TPG Operating Group at the time of the Reorganization.

TPG Inc.
Notes to Consolidated Financial Statements

The following is a tabular reconciliation of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits - January 1	$2,024	$1,965	$1,760
Additions related to current year positions	711	259	359
Additions related to prior year positions	—	—	—
Reductions for tax positions of prior years	(360)	—	(119)
Settlements	—	—	—
Lapse of statute of limitations	(386)	—	—
Exchange rate fluctuations	(2)	(200)	(35)
Unrecognized tax benefits - December 31	$1,987	$2,024	$1,965
The Company recognizes interest accrued on uncertain tax benefits in income tax expense. For the years ended December 31, 2023, 2022 and 2021, the Company recognized interest of $0.9 million, $1.1 million and $0.9 million, respectively. The Company recognized penalties of $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2023, and 2022 and 2021, respectively.
As of December 31, 2023, the Company has unrecognized tax benefits of $4.0 million, which, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax position for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company applies the provisions of ASC 740, which clarifies the accounting and disclosure for uncertainty in tax positions. The Company analyzed its tax filing positions for all federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions.
In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2023, U.S. federal tax returns related to 2022 and predecessor entities for the years 2020 through 2021 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our predecessor entities are generally open to audit for tax years between 2019 to 2021. In addition, certain foreign subsidiaries’ tax returns from 2010 to 2022 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current or future audit will have a material adverse effect on the Company’s Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

14. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Portfolio companies	$60,227	$57,492
Partners and employees	2,293	2,270
Other related entities	63,224	54,030
Unconsolidated VIEs	293,233	88,847
Due from affiliates	$418,977	$202,639

Portfolio companies	$8,461	$10,367
Partners and employees	51,647	60,309
Other related entities	26,805	21,615
Unconsolidated VIEs	56,262	47,572
Due to affiliates	$143,175	$139,863
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the years ended December 31, 2023 and 2022 totaled $267.0 million and $154.8 million, respectively.
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
Notes Receivable from Affiliates
From time to time, the Company makes loans to its employees and other affiliates. Certain of these loans are collateralized by underlying investment interests of the borrowers. The outstanding balance of these notes was $0.1 million and $1.6 million as of December 31, 2023 and 2022, respectively, which is included in other assets in the Consolidated Statements of Financial Condition.
These notes generally incur interest at floating rates, and such interest, which is included in interest, dividends and other in the Consolidated Statements of Operations, totaled less than $0.1 million for each of the years ended December 31, 2023 and 2022, and $0.5 million for the year ended December 31, 2021.

TPG Inc.
Notes to Consolidated Financial Statements

Aircraft Services
The Company terminated its leases of aircraft owned by entities controlled by certain partners of the Company in January 2022. The termination of the leases resulted in the derecognition of a right-of-use asset and a corresponding lease liability of $13.6 million.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the years ended December 31, 2023 and 2022 were $17.8 million and $19.8 million, respectively, and recorded in fees and other in the Consolidated Statements of Operations.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized as fees and other in the Consolidated Statements of Operations in the amount of $28.9 million, $23.5 million and $21.8 million for the years ended December 31, 2023, 2022 and 2021 respectively. During the years ended December 31, 2023, 2022 and 2021, these related parties have made payments associated with these arrangements of $35.8 million, $26.2 million and $27.9 million, respectively.
15. Redeemable Equity
Investment in SPACs
The Company has invested in and sponsored SPACs which were formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitled the holder to purchase one share of Class A ordinary shares at a fixed exercise price) were sold to investors. Each SPAC provided its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts relate to gross proceeds received from the IPO and can only be used for the initial business combination and any possible investor redemptions. If the SPAC is unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs will redeem all public shares. The ownership interest in each SPAC which is not owned by the Company is reflected as redeemable equity attributable to Public SPACs in the accompanying Consolidated Financial Statements. As of August 16, 2023, the Company no longer had any investment in consolidated Public SPACs.
The Company consolidates these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties are eliminated in consolidation.
In August 2021, AFTR, a SPAC, completed an initial public offering. AFTR sold 25,000,000 units at a price of $10.00 per unit for total IPO proceeds of $250.0 million. Each unit consisted of one Class A ordinary share of AFTR at $0.0001 par value and one-third of one warrant.
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
In April 2021, YTPG, a SPAC, completed an initial public offering. YTPG sold 40,000,000 shares at a price of $10.00 per share for total IPO proceeds of $400.0 million. Each share consisted of one YTPG Class A Ordinary Share of YTPG at $0.0001 par value.

TPG Inc.
Notes to Consolidated Financial Statements

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
In October 2020, TPG PACE Beneficial Finance Corp. (”TPGY”), a SPAC, completed an initial public offering. TPGY sold 35,000,000 units at a price of $10.00 per unit for a total IPO price of $350.0 million. Each unit consisted of one Class A ordinary share of TPGY at $0.0001 par value and one-fifth of one warrant.
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
Offering costs related to Class A ordinary shares issued by SPACs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the IPO. Offering costs for the year ended December 31, 2021 totaled approximately $54.1 million, inclusive of $32.7 million in deferred underwriting commissions, and were charged to redeemable equity. The Company had no such activity during the years ended December 31, 2023 and 2022.
As of December 31, 2023, the Company held no redeemable equity. As of December 31, 2022, the redeemable equity consisted of 65.0 million outstanding Class A ordinary shares, and these interests were classified outside of partners’ capital totaling $653.6 million, which represented the full redemption value and equaled the assets held in Trust Accounts.
The following table summarizes the adjustments to redeemable equity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$653,635	$1,000,027	$800,011
IPO share proceeds	—	—	935,000
Current and deferred offering costs	22,750	12,959	(54,141)
Bifurcation of warrant liabilities	—	—	(12,500)
Net income attributable to redeemable equity	12,044	14,648	155,131
Redemptions / withdrawals	(661,001)	(352,014)	(304,760)
Deconsolidation	—	—	(430,265)
Change in redemption value of redeemable non-controlling interest	(27,428)	(21,985)	(88,449)
Total redeemable equity	$—	$653,635	$1,000,027

TPG Inc.
Notes to Consolidated Financial Statements

16. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Lease cost (a):
Operating lease cost	$29,878	$26,371	$37,330
Short-term lease costs	587	562	416
Variable lease cost	8,089	6,381	5,067
Sublease income	(3,400)	(3,947)	(5,807)
Total lease cost	$35,154	$29,367	$37,006
Weighted-average remaining lease term	6.7	7.1	7.4
Weighted-average discount rate	5.09%	4.11%	4.11%
___________
(a)Office rent expense for the years ended December 31, 2023, 2022 and 2021 was $29.7 million, $26.1 million and $32.0 million, respectively.
Supplemental Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$34,492	$28,458	$29,224
Right-of-use assets obtained in the Acquisition (see Note 3)	107,716	—	—
Other non-cash changes in right-of-use assets	13,057	6,311	5,634
Non-cash right-of-use assets and lease liability termination	(743)	(13,375)	—
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of December 31, 2023 (in thousands):

Year Due	Lease Amount
2024	$43,553
2025	39,221
2026	37,353
2027	37,581
2028	36,321
Thereafter	88,273
Total future undiscounted operating lease payments	282,302
Less: imputed interest	(46,765)
Present value of operating lease liabilities	$235,537

TPG Inc.
Notes to Consolidated Financial Statements

17. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At December 31, 2023 and 2022, the maximum obligations guaranteed under these agreements totaled $1,789.3 million and $1,120.8 million, respectively. At December 31, 2023, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2024	$150,000
August 2025	30,000
March 2026	200,000
June 2026	60,000
December 2026	116,284
September 2028	1,200,000
June 2030	32,972
Total	$1,789,256
At December 31, 2023 and 2022, the outstanding amount of debt on obligations related to these guarantees was $807.6 million and $327.8 million, respectively.
Letters of Credit
The Company had $0.5 million in letters of credit outstanding for each of the years ended December 31, 2023 and 2022.
Commitments
As of August 16, 2023, the Company no longer had any investment in or commitments to consolidated Public SPACs. See Note 15.
At December 31, 2023, the TPG Operating Group had unfunded investment commitments of $521.3 million to the investment funds that the Company manages and other strategic investments.
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
At December 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition.
At December 31, 2023, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,910.2 million.
During the year ended December 31, 2023, the general partners made no payments on the clawback liability.

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
The Company accrues a liability for legal proceedings in accordance with U.S. GAAP. In particular, the Company establishes an accrued liability for loss contingencies when a settlement arising from a legal proceeding is both probable and reasonably estimable. If the matter is not probable or reasonably estimable, no such liability is recorded. Examples of this include: (i) the proceedings may be in early stages; (ii) damages sought may be unspecified, unsupportable, unexplained or uncertain; (iii) discovery may not have started or is incomplete; (iv) there may be uncertainty as to the outcome of pending appeals or motions; (v) there may be significant factual issues to be resolved or (vi) there may be novel legal issues or unsettled legal theories to be presented or a large number of parties. Consequently, management is unable to estimate a range of potential loss, if any, related to such matters. Even when the Company accrues a liability for a loss contingency in such cases, there may be an exposure to loss in excess of any amounts accrued. Loss contingencies may be, in part or in whole, subject to insurance or other payments such as contributions and/or indemnity, which may reduce any ultimate loss.
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
To date, most of the lawsuits filed in New York Federal and State courts against TPG and Apax-related defendants have been dismissed, with those dismissals upheld on appeal, or the appeal period has passed. A lawsuit pending in the District Court of Luxembourg against two former TPG partners and two individuals related to Apax involved in the investment has been decided after trial in their favor on all claims and is now on appeal. In February 2018, a High Court case in London against a number of TPG and Apax-related parties and individuals was abandoned by the claimants in the early days of a scheduled six-week trial with costs of $9.5 million awarded to the TPG and Apax-related parties, of which $3.4 million was awarded to TPG.
In addition to the Luxembourg appeal, two cases in New York state court are active against TPG and Apax-related parties concerning the Hellas investment. Motions to dismiss by all defendants were made in both actions with the Court now having granted and denied in part those motions, paring back the parties, claims and amounts at issue. Appeals are pending as to the dismissal ruling in one matter (with immediate appeals possible as to the dismissal ruling in the other). The court has ruled on summary judgment motions in one case, further paring back the parties and claims in the case. Appeals are pending as to those summary judgment rulings as well. There is no pending trial date in either action. The prior noted stayed federal actions have now been dismissed by court order and stipulation.
The Company believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.

TPG Inc.
Notes to Consolidated Financial Statements

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
18. Net Income (Loss) Per Class A Common Share
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
Basic and diluted net income (loss) per share of Class A common stock for the year ended December 31, 2022 is presented from January 13, 2022 through December 31, 2022, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to January 13, 2022, therefore no income per share information has been presented for any period prior to that date.

TPG Inc.
Notes to Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$23,385	$(56,235)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	5,256
Net income (loss) subsequent to IPO	23,385	(61,940)
Less:
Net income attributable to redeemable equity in Public SPACs subsequent to IPO	12,044	15,165
Net loss attributable to non-controlling interests in TPG Operating Group subsequent to IPO	(92,411)	(180,824)
Net income attributable to other non-controlling interests subsequent to IPO	23,662	11,293
Net income attributable to Class A Common Stockholders prior to distributions	80,090	92,426
Reallocation of earnings to unvested participating restricted stock units(a)	(8,872)	(4,994)
Net income attributable to Class A Common Stockholders - Basic	71,218	87,432
Net loss assuming exchange of non-controlling interest	(82,900)	(147,133)
Reallocation of income from participating securities assuming exchange of Common Units	—	132
Net (loss) income attributable to Class A Common Stockholders - Diluted	$(11,682)	$(59,569)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	80,334,871	79,255,411
Exchange of Common Units to Class A Common Stock	237,609,625	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	317,944,496	308,908,052
Net income (loss) available to Class A common stock per share
Basic	$0.89	$1.10
Diluted	$(0.04)	$(0.19)
Dividends declared per share of Class A Common Stock(b)	$1.40	$1.09
___________
(a)No undistributed losses were allocated to unvested participating restricted stock units during the year ended December 31, 2023 and the year ended December 31, 2022, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The fourth quarter dividends were declared on February 13, 2024 and are payable on March 8, 2024.

TPG Inc.
Notes to Consolidated Financial Statements

19. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On January 13, 2022, the Omnibus Plan became effective and the Company authorized for issuance 30,694,780 shares of TPG Inc.’s Class A common stock. On January 6, 2023, additional 12,797,983 shares of Class A common stock were registered, increasing the share reserve to 30,889,270 of which 14,245,386 may be issued as of December 31, 2023.
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting.
In conjunction with the Angelo Gordon Acquisition, described in Note 3, the Company granted 7.0 million of RSUs (the “Acquisition Service Awards”) to former Angelo Gordon employees to promote retention post closing. These units generally vest over a term of five years. There are approximately 1.4 million of Angelo Gordon Service Awards to be granted at a later date.
Further, in the ordinary course of business the Company also grants equity awards that are subject to either service conditions (“Service Awards”), a combination of service and performance conditions (“Performance Condition Awards”) or a combination of service and market conditions (“Market Condition Awards”).
The following table summarizes the outstanding restricted stock unit awards as of December 31, 2023 (in millions, including share data):

	Units Outstanding as of December 31, 2023	Compensation Expense for the Year Ended		Unrecognized Compensation Expense as of December 31, 2023
		December 31, 2023	December 31, 2022
Restricted Stock Units
Special Purpose Awards:
IPO Service Awards	9.3	$61.0	$75.2	$158.6
IPO Market Condition Awards	1.1	6.5	5.2	6.5
Acquisition Service Awards	7.0	12.8	—	189.0
Executive Service Awards	2.6	1.9	—	88.9
Executive Market Condition Awards	3.9	2.3	—	79.8

Ordinary Awards:
Service Awards	4.4	44.3	2.8	103.4
Performance Condition Awards	0.1	1.0	0.6	2.0
Total Restricted Stock Units	28.4	$129.8	$83.8	$628.2
For the years ended December 31, 2023 and 2022, the Company recorded total restricted stock unit compensation expense of $129.8 million and $83.8 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Consolidated Statements of Operations and totaled $3.7 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively.
For the years ended December 31, 2023 and 2022, the Company had 562,790 and 169,493 restricted stock units vest at a fair value of $18.5 million and $4.6 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 356,443 shares of TPG Inc. Class A Common stock, net of withholding tax of $6.9 million for the year ended December 31, 2023 (excluding vested, but unsettled units) and by issuing 169,493 shares of TPG Inc. Class A Common stock for the year ended December 31, 2022.

TPG Inc.
Notes to Consolidated Financial Statements

Service Awards
For the year ended December 31, 2023, the Company issued 7.0 million of Acquisition Service Awards and 13.6 million of Ordinary Service Awards. The grant date fair value of the Acquisition Awards was the closing public share price of the Company’s Class A common stock on November 1, 2023 of $28.18, and for the Ordinary Service Awards the public share price on their respective grant date. The following table presents the rollforward of the Company’s unvested Service Awards for the year ended December 31, 2023 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2022	11.2	$30.68
Granted	13.6	31.51
Vested	(0.6)	29.29
Forfeited	(0.9)	30.11
Balance at December 31, 2023	23.3	$30.62
As of December 31, 2023, there was approximately $539.8 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.7 years.
In January 2024, the Company issued 2.4 million shares of Class A common stock in connection with the first vesting of both IPO and Ordinary Service Awards. In January 2024, the Company granted 3.6 million in Ordinary Service Awards and 0.9 million in Acquisition Service Awards. The units vest in equal tranches over a period of three to five years.
Performance Condition Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance Condition Awards. The weighted-average grant date fair value per share was $26.93 for these awards. The Company recorded equity-based compensation expense of $1.0 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. Further, as of December 31, 2023, there was approximately $2.0 million of total estimated unrecognized compensation expense related to unvested Ordinary Performance Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.1 years.
Market Condition Awards
IPO Awards
Under the Omnibus Plan, the Company also granted 2.2 million of Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders in conjunction with the IPO. The Executive Awards include awards of (i) 1.1 million restricted stock units subject to service-based vesting over a five-year service period beginning with the second anniversary of the grant date (included in IPO Service Awards) and (ii) 1.1 million market and service based restricted stock units (“IPO Market Condition Awards”). Each IPO Market Condition Award is comprised of two parts: (i) a time-based component requiring a five-year service period and (ii) a market price component with a target Class A common stock share price at either $44.25 within five years or $59.00 within eight years. Dividend equivalents are paid on vested and unvested Executive Service Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested IPO Market Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.
Compensation expense for Executive Service Awards is recognized on a straight-line basis and for the IPO Market Condition Awards using the accelerated attribution method on a tranche by tranche basis.
Executive Awards
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s Chief Executive Officer, Jon Winkelried, on November 30, 2023. The award comprised of 2.6 million Executive Service Awards

TPG Inc.
Notes to Consolidated Financial Statements

and 3.9 million Executive Market Condition Awards and is intended to incentivize Mr. Winkelried to drive shareholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and ensure retention.
The Service Awards vest ratably over a term of five years. The Market Condition Awards are scheduled to service vest ratably over a period of five years, and are only earned upon achievement of a stock price vesting condition that will be met when the 30-day volume weighted average trading price of a share of Class A common stock meets or exceeds certain stock price hurdles. 25% of each service vesting tranche of the Market Condition Awards are eligible to be earned and vest following achievement of each of the following Class A common stock prices: $52.50 (“Type I”), $58.45 (“Type II”), $64.05 (“Type III”) and $70.00 (“Type IV”). These stock price hurdles represent a premium of 150%, 167%, 183% and 200% of the closing price of a share of Class A common stock on the date of grant. The first market hurdle must be achieved by January 13, 2029, and the remaining hurdles by January 13, 2030. If the applicable market hurdles are not achieved by the specified periods, the applicable Market Condition Awards will be forfeited. Dividend equivalents are paid on vested and unvested Service Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Market Condition Awards and are paid only if and when both the applicable service and market conditions are satisfied.
The fair value of the Executive Service Awards is based on the grant date fair value, which considers the public share price of the Company’s Class A common stock. Compensation expense for those awards is recognized on a straight-line basis. The grant date fair value of the Executive Market Condition Awards made during the year ended December 31, 2023 was based on a Monte-Carlo simulation valuation model. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis.
Below is a summary of the grant date fair value based on the Monte-Carlo simulation valuation model.

Vesting Condition	Grant Date Fair Value
Type I	$23.48
Type II	$22.24
Type III	$20.32
Type IV	$18.37

Significant Assumptions	Type I	Type II	Type III	Type IV
TPG Class A common stock share price as of valuation date	$35.00	$35.00	$35.00	$35.00
Volatility	38.0%	36.9%	36.9%	36.9%
Dividend Yield	4.5%	4.5%	4.5%	4.5%
Risk-free rate	4.27%	4.3%	4.3%	4.3%
The following table presents the roll forwards of the Company’s unvested Market Condition Awards for the year ended December 31, 2023 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1.1	$16.58
Granted	3.9	21.10
Vested	—	—
Forfeited	—	—
Balance at December 31, 2023	5.0	$20.10
As of December 31, 2023, there was approximately $86.3 million of total estimated unrecognized compensation expense related to unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.2 years.

TPG Inc.
Notes to Consolidated Financial Statements

Other Awards
As a result of the Reorganization and the IPO in 2022, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, as a result of the Reorganization, the IPO and the acquisition of the final 33.3% of NQ Manager in 2022 discussed in Note 3 to the Consolidated Financial Statements, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock subject to both service and performance conditions, which are deemed probable of achieving.
In conjunction with the Angelo Gordon Acquisition, as described in Note 3, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (the “Acquisition Common Units”), which are considered compensatory under ASC 718. The grant fair value of the Acquisition Common Units was based on a $28.18 closing price for the Class A Shares on November 1, 2023, applying an applicable discount for lack of marketability. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
The following table summarizes the outstanding Other Awards as of December 31, 2023 (in millions, including share data):

	Unvested Units/Shares Outstanding as of December 31, 2023	Compensation Expense for the Year Ended		Unrecognized Compensation Expense as of December 31, 2023
		December 31, 2023	December 31, 2022
TPH and RPH Units
TPH units	37.2	$363.3	$426.9	$847.1
RPH units	0.3	73.3	81.7	133.9
Total TPH and RPH Units	37.5	$436.6	$508.6	$981.0

Common Units and Class A Common Stock
Common Units	1.6	$17.5	$24.3	$18.5
Class A Common Stock	1.1	17.6	17.1	17.7
Acquisition Common Units	43.8	37.4	—	1,073.0
Total TOG Units and Class A Common Stock	46.5	$72.5	$41.4	$1,109.2
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $436.6 million and $508.6 million for the years ended December 31, 2023 and 2022, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.

TPG Inc.
Notes to Consolidated Financial Statements

The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the year ended December 31, 2023 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	50.3	$24.38	0.4	$457.10
Reallocated	0.7	28.41	—	—
Vested	(13.1)	24.13	(0.1)	457.10
Forfeited	(0.7)	24.79	(0.0)	457.10
Balance at December 31, 2023	37.2	24.54	0.3	457.10
TPH Units, which were forfeited by certain holders upon termination, were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of December 31, 2023, there was approximately $981.0 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $847.1 million and $133.9 million, respectively.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The expense for totaled $72.5 million and $41.4 million for the years ended December 31, 2023 and 2022, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the year ended December 31, 2023 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2022	2.2	$27.29	1.7	$29.50
Granted	43.8	25.36	—	—
Vested	(0.6)	27.29	(0.6)	29.50
Forfeited	—	—	—	—
Balance at December 31, 2023	45.4	25.43	1.1	29.50
Total unrecognized compensation expense related to outstanding unvested awards as of December 31, 2023 was $1,109.2 million, of which the TOG Units and Class A common stock represented $1,091.5 million and $17.7 million, respectively.
Other Liability-Classified Awards
In conjunction with the Acquisition discussed in Note 3, the Company granted liability-classified Common Unit awards with a grant date fair value of $206.6 million to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of the FRR targets during the Measurement Period defined in Note 3.
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. During the year ended December 31, 2023, the Company recognized compensation expense of $12.4 million related to its liability-classified awards with a corresponding increase in Other liabilities. Compensation expense for those

TPG Inc.
Notes to Consolidated Financial Statements

awards is recognized using the accelerated attribution method on a tranche by tranche basis. Total unrecognized compensation expense related to these awards as of December 31, 2023 was $194.1 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the year ended December 31, 2023 the Company recognized $7.2 million of management fees and compensation and benefits expense. During the year ended December 31, 2022 the Company recognized less than $0.01 million of such expense.
Other Compensation Matters
TPG provides voluntary defined contribution plans for its U.S. and U.K. employees who meet certain eligibility requirements. The current defined contribution plan for U.S. employees is a 401(k) profit-sharing plan that was adopted in May 1996. The current defined contribution plan for U.K. employees is a pension plan that was adopted in January 2010. Employees may elect to make contributions up to legally established limits. Both plans provide for employer contributions at the Company’s discretion. The Company’s contribution expenses were $15.2 million, $12.7 million and $10.9 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
Compensation includes a significant performance-based component in the form of discretionary bonuses. The Company incurred discretionary bonus expense of $220.7 million, $205.4 million and $340.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

20. Equity

The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. In connection with the Acquisition described in Note 3, the Company issued 9.2 million Common Units where all Common Units issued are accompanied by an equal number of Class B common stock. As of December 31, 2023, 72,337,600 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock were outstanding, 281,657,626 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions are reflected in the Consolidated Statements of Changes in Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of the Board of Directors of the Company.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 10, 2022	May 20, 2022	June 3, 2022	$0.44
August 9, 2022	August 19, 2022	September 2, 2022	0.39
November 9, 2022	November 21, 2022	December 2, 2022	0.26
February 15, 2023	February 27, 2023	March 10, 2023	0.50
Total 2022 Dividend Year			$1.59

May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34
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
21. Subsequent Events
Other than the events noted in Notes 12, 19 and 20 to the Consolidated Financial Statements, there have been no additional events since December 31, 2023 that require recognition or disclosure in the Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2023.
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
We completed our acquisition of Angelo Gordon on November 1, 2023. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management elected to exclude an assessment of the effectiveness of the Company’s internal control over financial reporting related to TPG Angelo Gordon. Total assets and total revenues of TPG Angelo Gordon that were excluded from management’s assessment constitute 19.2% of the Company’s total assets and 9.8% of total revenues as of and for the year ended December 31, 2023.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued its attestation report on our internal control over financial reporting as of December 31, 2023, which is included herein.
Item 9B. Other Information
(b) Our directors and officers (as defined in Exchange Act Rule 16a-1(f) of the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, Deborah Messemer, our independent director, adopted the following Rule 10b5-1 plan (the “Rule 10b5-1 Plan”):

Name	Title	Type of Trading Arrangement	Security	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Deborah Messemer	Independent Director	Rule 10b5-1	Class A common stock	November 17, 2023	February 28, 2024 to July 31, 2024	10,479 shares of Class A common stock
The Rule 10b5-1 Plan reported above was adopted during an authorized trading period and when the plan participant was not in possession of material non-public information. The Rule 10b5-1 Plan is subject to a number of conditions, including the price at which, and timing of when, sales may occur, and is subject to modification or termination in accordance with applicable law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and executive officers as well as corporate governance matters will be in our 2024 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2023 under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Form 10-K by reference.
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

Corporate Governance Guidelines
We have adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq. These guidelines cover a number of areas, including director responsibilities, director elections and re-elections, composition of the board of directors, including director qualifications and diversity and board committees, executive sessions, director access to management and, as necessary and appropriate, independent advisors, director orientation and continuing education, board materials, management succession and evaluations of the board of directors and the board’s committees. A copy of our corporate governance guidelines is available on our website at www.tpg.com.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the board of directors will be in the 2024 Proxy Statement under the caption “Executive Compensation” and is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Controlled Company Status and Director Independence” and is incorporated in this Form 10-K by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services will be in the 2024 Proxy Statement under the caption “Ratification of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) as our Independent Registered Public Accounting Firm for 2024” and is incorporated in this Form 10-K by reference.

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
2.1
Transaction Agreement, dated May 14, 2023, among TPG Inc., TPG Operating Group II, L.P., TPG GP A, LLC, Angelo, Gordon & Co., L.P., AG Funds, L.P., AG Partner Investments, L.P., Alabama Investments (Parallel) Founder A L.P., Alabama Investments (Parallel) Founder G L.P., Alabama Investments (Parallel), LP, AG GP, LLC and Michael Gordon 2011 Revocable Trust (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 15, 2023).

2.2
Amendment No. 1 to the Transaction Agreement, dated October 3, 2023, among TPG Operating Group II, L.P., AG GP, LLC and API Representative, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

2.3
Amendment No. 2 to the Transaction Agreement, dated October 31, 2023, between TPG Operating Group II, L.P. and AG GP , LLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

3.1	Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2023).
3.2	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on June 12, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1*
Seventh Amended and Restated Limited Partnership Agreement of TPG Operating Group II, L.P., dated as of November 1, 2023, among TPG Holdings II-A, LLC and the limited partners of TPG Operating Group II, L.P.

10.2
Second Amended and Restated Limited Liability Company Agreement of TPG GP A, LLC, dated November 1, 2023, among TPG Partners, LLC and the members of TPG GP A, LLC party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.3
Omnibus Amendment to TPG Operating Group Limited Partnership Agreements, dated as of March 15, 2023, among the respective general partner of each of TPG Operating Group I, L.P., TPG Operating Group II, L.P. and TPG Operating Group III, L.P. (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q, filed on May 15, 2023).

10.4
Indenture, dated as of May 9, 2018 and Amended as of October 1, 2019 between TPG Holdings I FinanceCo, L.P., TPG Holdings II FinanceCo, L.P., TPG Holdings III FinanceCo, L.P. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).

10.5
Sixth Amended and Restated Credit Agreement, dated as of September 26, 2023, among TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 27, 2023).

10.6
Second Amended and Restated Credit Agreement, dated as of September 26, 2023, among TPG Operating Group II, L.P. as borrower, TPG Operating Group I, L.P., TPG Holdings II Sub, L.P., TPG Operating Group III, L.P., as guarantors, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 27, 2023).

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

10.8
Amended and Restated Tax Receivable Agreement, dated November 1, 2023, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group II, L.P., TPG GP A, LLC, Alabama Investments (Parallel), LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.9
Amended and Restated Exchange Agreement, dated November 1, 2023, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG OpCo Holdings, L.P., Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC.(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.10
Amended and Restated Investor Rights Agreement, dated November 1, 2023, among TPG Inc., TPG GP A, LLC, Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

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

10.14	Form of Strategic Investor Transfer Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
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

10.20†	Form of U.S. Offer Letter for TPG Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).

10.21†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on January 13, 2022).
10.22*†	Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.23†
Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.24*†	Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.25*†
Restricted Stock Unit Grant Agreement, dated as of November 30, 2023, between TPG Inc. and Jon Winkelried, under the TPG Inc. Omnibus Equity Incentive Plan, and Performance Restricted Stock Unit Grant Agreement, dated as of November 30, 2023, between TPG Inc. and Jon Winkelried, under the TPG Inc. Omnibus Equity Incentive Plan.

10.26*†	Form of Platform Level Program Award Agreements.
10.27*†	Form of Platform Level Program Award Agreements for TPG Angelo Gordon
10.28*†
Partner Acknowledgment and Joinder Agreement, dated as of May 14, 2023, among Josh Baumgarten, TPG Operating Group II, L.P., AG Partner Investments, L.P., Alabama Investments (Parallel), LP, AG GP, LLC and Angelo, Gordon & Co., L.P.

10.29†	Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.30†	Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.31
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

10.32
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

10.33†	Independent Director Compensation Policy. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023).
21.1*	List of subsidiaries.
23.1*	Consent of Deloitte & Touche LLP as to TPG Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1*†	TPG Inc. Dodd-Frank Clawback Policy.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Filed herewith
† Management compensatory plan or arrangement

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2024	By: /s/ Jon Winkelried
Name: Jon Winkelried
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Bonderman David Bonderman	Founding Partner, Non-Executive Chairman and Director	February 23, 2024

/s/ James G. Coulter James G. Coulter	Founding Partner, Executive Chairman and Director	February 23, 2024

/s/ Jon Winkelried Jon Winkelried	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024

/s/ Jack Weingart Jack Weingart	Chief Financial Officer and Director (Principal Financial Officer)	February 23, 2024

/s/ Martin Davidson Martin Davidson	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024

/s/ Todd Sisitsky Todd Sisitsky	Director	February 23, 2024

/s/ Anilu Vazquez-Ubarri Anilu Vazquez-Ubarri	Director	February 23, 2024

/s/ Josh Baumgarten Josh Baumgarten	Director	February 23, 2024
/s/ Maya Chorengel Maya Chorengel	Director	February 23, 2024

/s/ Jonathan Coslet Jonathan Coslet	Director	February 23, 2024

/s/ Kelvin Davis Kelvin Davis	Director	February 23, 2024

/s/ Nehal Raj Nehal Raj	Director	February 23, 2024

/s/ Jeffrey Rhodes Jeffrey Rhodes	Director	February 23, 2024

/s/ Ganen Sarvanathan Ganen Sarvanathan	Director	February 23, 2024

/s/ David Trujillo David Trujillo	Director	February 23, 2024

/s/ Gunther Bright Gunther Bright	Director	February 23, 2024

/s/ Mary Cranston Mary Cranston	Director	February 23, 2024

/s/ Deborah M. Messemer Deborah M. Messemer	Director	February 23, 2024