Form 10-Q
period 2024-03-31
TPG Inc.
filed 2024-05-08
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41222
TPG Inc.
(Exact name of registrant as specified in its charter)

Delaware		87-2063362
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
301 Commerce Street,	Suite 3300	76102
Fort Worth,	TX	(Zip Code)
(817) 871-4000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	TPG	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
6.950% Subordinated Notes due 2064	TPGXL	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2024, there were 92,555,842 shares of the registrant’s Class A common stock, 8,258,901 shares of the registrant’s nonvoting Class A common stock and 263,952,639 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits of the acquisition of Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”); purchase price adjustments; unexpected costs related to the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 23, 2024, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•“Guarantors” refers to TPG Inc., and certain indirect consolidated subsidiaries of the Company including TPG Operating Group I, L.P., TPG Operating Group III, L.P. and TPG Holdings II Sub, L.P., that agreed to guarantee the Senior Notes (as defined herein) and Subordinated Notes (as defined herein).
•“Investor Rights Agreement” refers to the Amended and Restated Investor Rights Agreement entered into by TPG Inc. and the other parties thereto on November 1, 2023.
•“IPO” refers to our initial public offering of Class A common stock of TPG Inc. that was completed on January 18, 2022.
•“nonvoting Class A common stock” refers to the nonvoting Class A common stock of TPG Inc., which has no voting rights and is convertible into shares of Class A common stock upon transfer to a third party as and when permitted by the Investor Rights Agreement.
•“Notes Issuer” refers to TPG Operating Group II, L.P., an indirect consolidated subsidiary of the Company.
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

•“Reorganization” refers to the corporate reorganization, which included a corporate conversion of TPG Partners, LLC to a Delaware corporation named TPG Inc., in conjunction with the IPO. Unless the context suggests otherwise, references in this report to “TPG”, “the Company”, “we”, “us” and “our” refer (i) prior to the completion of the Reorganization and IPO to TPG Group Holdings SBS, L.P. and its consolidated subsidiaries and (ii) from and after the completion of the Reorganization and IPO to TPG Inc. and its consolidated subsidiaries.
•“Securities Act” refers to the Securities Act of 1933, as amended.
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
•“TPG Operating Group” refers (i) for periods prior to giving effect to the Reorganization, to the TPG Operating Group partnerships and their respective consolidated subsidiaries; (ii) for periods beginning after giving effect to the Reorganization through November 1, 2023, (A) to the TPG Operating Group partnerships and their respective consolidated subsidiaries and (B) not to RemainCo and (iii) for periods after November 1, 2023, to TPG Operating Group II, L.P., a Delaware limited partnership, and its respective consolidated subsidiaries, including TPG Operating Group I, L.P. and TPG Operating Group III, L.P.
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
•“Transaction Agreement” refers to that certain transaction agreement dated as of May 14, 2023, by and among TPG, the TPG Operating Group, GP LLC, Angelo Gordon and certain of its affiliated entities, as amended on October 3, 2023, October 31, 2023 and March 13, 2024.
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Net MoM,” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Accrued Performance Allocations—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,090,713	$665,188
Restricted cash(1)	13,327	13,183
Due from affiliates	278,109	418,977
Investments (includes assets pledged of $667,371 and $648,529 as of March 31, 2024 and December 31, 2023, respectively(1))	6,834,809	6,724,112
Intangible assets	621,956	649,508
Goodwill	436,079	436,079
Other assets	664,456	462,625
Total assets	$9,939,449	$9,369,672

Liabilities, Redeemable Equity and Equity
Liabilities
Accounts payable and accrued expenses	$277,802	$171,796
Due to affiliates	400,093	143,175
Debt obligations(1)	1,229,230	945,052
Accrued performance allocation compensation	4,144,452	4,096,052
Other liabilities	591,554	652,463
Total liabilities	6,643,131	6,008,538

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (100,726,778 and 80,596,501 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	101	80
Class B common stock $0.001 par value, 750,000,000 shares authorized (263,952,639 and 281,657,626 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	264	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	779,513	613,476
Accumulated deficit	(59,520)	(34,681)
Other non-controlling interests	2,575,960	2,781,977
Total equity	3,296,318	3,361,134
Total liabilities, redeemable equity and equity	$9,939,449	$9,369,672
_________________
(1)The Company’s consolidated total assets and liabilities as of March 31, 2024 and December 31, 2023 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Fees and other	$512,295	$311,471
Capital allocation-based income	311,776	331,674
Total revenues	824,071	643,145
Expenses
Compensation and benefits:
Cash-based compensation and benefits	206,336	120,451
Equity-based compensation	227,908	157,293
Performance allocation compensation	196,434	221,341
Total compensation and benefits	630,678	499,085
General, administrative and other	151,632	104,873
Depreciation and amortization	32,965	8,222
Interest expense	21,122	7,418
Expenses of consolidated Public SPACs	—	519
Total expenses	836,397	620,117
Investment income (loss)
Net (losses) gains from investment activities	(5,198)	14,816
Interest, dividends and other	12,904	7,971
Investment and other income of consolidated Public SPACs	—	1,962
Total investment income	7,706	24,749
(Loss) income before income taxes	(4,620)	47,777
Income tax expense	4,386	12,103
Net (loss) income	(9,006)	35,674
Net income attributable to redeemable equity in Public SPACs	—	1,529
Net loss attributable to non-controlling interests in TPG Operating Group	(55,037)	(25,492)
Net income attributable to other non-controlling interests	30,512	34,582
Net income attributable to TPG Inc.	$15,519	$25,055
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.09	$0.27
Diluted	$(0.11)	$(0.01)
Weighted-average shares of Class A common stock outstanding
Basic	89,113,782	79,499,319
Diluted	364,350,918	309,140,849

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	15,519	15,519	(24,525)	(9,006)
Equity-based compensation	—	—	—	—	37,285	—	37,285	178,992	216,277
Capital contributions	—	—	—	—	—	—	—	1,043	1,043
Dividends/distributions	—	—	—	—	—	(40,358)	(40,358)	(191,279)	(231,637)
Shares issued for net settlement of equity-based awards	2,425,290	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(18,221)	—	(18,221)	(39,827)	(58,048)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	17,704,987	(17,704,987)	18	(18)	16,555	—	16,555	—	16,555
Equity reallocation between controlling and non-controlling interest	—	—	—	—	130,421	—	130,421	(130,421)	—
Balance at March 31, 2024	100,726,778	263,952,639	$101	$264	$779,513	$(59,520)	$720,358	$2,575,960	$3,296,318

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2022	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income	—	—	—	—	—	25,055	25,055	9,090	34,145
Equity-based compensation	—	—	—	—	9,320	—	9,320	146,386	155,706
Capital contributions	—	—	—	—	—	—	—	2,791	2,791
Dividends/distributions	—	—	—	—	—	(41,760)	(41,760)	(229,179)	(270,939)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	(91)	—	(91)	(1,092)	(1,183)
Shares issued for net settlement of equity-based awards	252,669	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—		(1,546)	—	(1,546)	(4,486)	(6,032)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Equity reallocation between controlling and non-controlling interest	—	—	—	—	7,481	—	7,481	(7,481)	—
Balance at March 31, 2023	80,492,727	228,652,641	$80	$229	$522,888	$(13,981)	$509,216	$2,492,228	$3,001,444

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss) income	$(9,006)	$35,674
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	227,908	157,293
Performance allocation compensation	196,434	221,341
Net losses (gains) from investment activities	5,198	(14,816)
Capital allocation-based income	(311,776)	(331,674)
Depreciation and amortization	32,965	8,222
Other non-cash activities	7,892	9,607
Unrealized losses from investment activities of consolidated Public SPACs	—	750
Changes in operating assets and liabilities:
Purchases of investments	(165,109)	(21,113)
Proceeds from investments	384,595	172,602
Due from affiliates	119,157	3,253
Other assets	(4,075)	(14,855)
Accounts payable and accrued expenses	105,953	51,580
Due to affiliates	51,149	29,104
Accrued performance allocation compensation	(148,033)	(265,738)
Other liabilities	(56,539)	(3,535)
Assets held in Trust Accounts related to consolidated Public SPACs	—	(2,712)
Other assets and liabilities, net related to consolidated Public SPACs	—	817
Net cash provided by operating activities	436,713	35,800
Investing activities:
Acquisition of Angelo Gordon	(15,677)	—
Purchases of fixed assets	(9,664)	(896)
Net cash used in investing activities	(25,341)	(896)
Financing activities:
Proceeds from debt obligations	1,218,500	—
Repayment of debt obligations	(919,500)	—
Issuance costs on debt obligations	(16,479)	—
Withholding taxes paid on net settlement of equity-based awards	(58,048)	(6,032)
Contributions from holders of other non-controlling interests	1,043	2,791
Dividends/Distributions	(211,219)	(207,090)
Net cash provided by (used in) financing activities	$14,297	$(210,331)
Net change in cash, cash equivalents and restricted cash	$425,669	$(175,427)
Cash, cash equivalents and restricted cash, beginning of period	678,371	1,120,650
Cash, cash equivalents and restricted cash, end of period	$1,104,040	$945,223

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$5,050	$1,895
Cash paid for interest	11,902	3,897
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,090,713	$931,946
Restricted cash	13,327	13,277
Cash, cash equivalents and restricted cash, end of period	$1,104,040	$945,223

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
As of March 31, 2024, TPG Inc. held approximately 28% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2024.
The Condensed Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group and their consolidated subsidiaries, management companies, the general partners of funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.
Public SPACs are consolidated pursuant to U.S. GAAP, and the accompanying Condensed Consolidated Financial Statements include the assets, liabilities, revenues, expenses and cash flows of the consolidated Public SPACs.
All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. As of December 31, 2023, the Company did not have any investment in consolidated Public SPACs.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Those investments were fair valued in purchase accounting as discussed in Note 3 to the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Management fees	$407,417	$250,000
Monitoring fees	6,108	2,756
Transaction fees	36,186	2,473
Incentive fees	3,875	—
Expense reimbursements and other	58,709	56,242
Total fees and other	512,295	311,471

Performance allocations	289,643	315,707
Capital interests	22,133	15,967
Total capital allocation-based income	311,776	331,674

Total revenues	$824,071	$643,145

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.50%	1.00%
NAV	0.50%	1.50%
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2024 and 2023, these amounts totaled $14.7 million and $0.6 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at March 31, 2024 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Cash-Based Compensation and Benefits

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of March 31, 2024, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Foreign Currency
The functional currency of the Company’s international subsidiaries is the U.S. Dollar. Non-U.S. dollar denominated assets and liabilities of foreign operations are remeasured at rates of exchange as of the end of the reporting period. Non-U.S. dollar revenues and expenses of foreign operations are remeasured at average rates of exchange during the period. Gains and losses resulting from remeasurement are included in general, administrative and other in the accompanying Condensed Consolidated Statements of Operations. Foreign currency gains and losses resulting from transactions in currencies other than the functional currency are also included in general, administrative and other in the Condensed Consolidated Statements of Operations during the period the transaction occurred.
Repurchase Agreements
The Company, through its a subsidiary, has financed the purchase of certain investments in the debt tranches of certain CLO Funds through a repurchase agreement. The Company records these investments as an asset and the related borrowings under the repurchase agreements are recorded as a liability on the Condensed Consolidated Statements of Financial Condition. The amount borrowed is the amount equal to the debt investment outstanding in the CLO. Interest income earned and interest expense incurred on the repurchase obligation are reported on the Condensed Consolidated Statements of Operations. Accrued interest receivable on investments and accrued interest payable on repurchase agreements are included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.
Securities sold under agreements to repurchase are accounted for as collateralized financing transactions. The Company provides securities to counterparties to collateralize amounts borrowed under repurchase agreements on terms that permit the counterparties to repledge or resell the securities to others. Securities transferred to counterparties under repurchase agreements are included within investments in the Condensed Consolidated Statements of Financial Condition. Cash received under a repurchase agreement is recognized as a liability within other liabilities in the Condensed Consolidated Statements of Financial Condition. Interest expense is recognized on an effective yield basis and is included within interest expense in the Condensed Consolidated Statements of Operations.

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
Recent Accounting Pronouncements
On March 29, 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-02. Codification Improvements — Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various FASB Concepts Statements and affect a variety of topics. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but are generally and not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025. The Company is currently evaluating the impact of adoption of ASU 2024-02 on its Condensed Consolidated Financial Statements and disclosures.
On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of ASU 2024-01, but does not expect the adoption to have a material impact on its Condensed Consolidated Financial Statements and disclosures.
On December 14, 2023, the FASB issued ASU 2023-09 entitled Improvements to Income Tax Disclosures (ASU 2023-09), which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its Condensed Consolidated Financial Statements and disclosures.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss and an amount and description of the composition of other segment items. The ASU also requires public entities to provide all annual disclosures about a reportable segments profit or loss and assets in interim periods. Further, if the CODM uses more than one measure of a segments profitability, the entity would be permitted to disclose those additional measures. All disclosure requirements under ASU 2023-07 are applicable to public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its Condensed Consolidated Financial statements and disclosures.
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
Pursuant to the Transaction Agreement, the Company acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,142.7 million (“Purchase Price”) as described below. The Purchase Price included a combination of:
•$740.7 million in cash paid at closing;
•$15.7 million paid during the three months ended March 31, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

November 1, 2023
Purchase Price
Cash(a)	$740,703
Amounts payable to seller(b)	15,677
Common Units(c)	233,894
Fair value of Aggregate Annual Cash Holdback Amount(d)	125,158
Fair value of Earnout Payment(e)	27,315
Total Purchase Price	$1,142,747

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$383,868
Due from affiliates	184,252
Investments	1,046,375
Intangible assets	547,500
Other assets	172,282
Total assets	2,334,277
Accounts payable and accrued expenses	307,965
Due to affiliates	150,228
Accrued performance allocation compensation	744,903
Other liabilities	190,147
Total liabilities	1,393,243
Assets acquired/liabilities assumed	941,034

Total Purchase Price	1,142,747
Non-controlling interest of Angelo Gordon	4,172
Goodwill	$205,885
___________
(a)Represents the closing cash consideration of $740.7 million, which was comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers, of which $85.0 million was released on March 15, 2024.
(b)Represents the difference between the estimated cash consideration paid at closing and the final cash consideration determined no later than April 30, 2024 in accordance with the amended terms of the Transaction Agreement.
(c)Represents the fair value of approximately 9.2 million vested Common Units granted to the Angelo Gordon partners upon consummation of the Acquisition. The fair value of Common Units was based on a $28.18 closing price for the shares of Class A common stock on the Acquisition Date, adjusted for a discount for lack of marketability. Approximately 43.8 million unvested Common Units and 8.4 million Service Awards available to be granted in connection with the Acquisition are considered compensatory under U.S. GAAP and are not part of the Purchase Price. Refer to Note 14 to the Condensed Consolidated Financial Statements for details.
(d)Represents the estimated fair value of the Aggregate Annual Cash Holdback Amount of $150.0 million, which is payable in three equal annual installments of $50.0 million, subject to the absence of promote shortfall in each respective calendar year (2024, 2025 and 2026). The estimated fair value of $125.2 million, reflected as contingent consideration, was determined using a present value approach. Inputs to fair value include the present value period and the discount rate applied to the annual payments.
(e)Represents the estimated fair value of the non-compensatory portion of the Earnout Payment expected to be paid in the form of cash and vested Common Units to Angelo Gordon partners upon satisfaction of certain FRR targets during the Measurement Period. This amount, reflected as contingent consideration, was determined using a multiple probability simulation approach. Inputs to the fair value include probability adjusted FRR amounts and FRR target thresholds. The compensatory portion of the Earnout Payment to the Angelo Gordon partners is treated as post-combination compensation expense, as services are required from such partners post-Closing. See Note 14 to the Condensed Consolidated Financial Statements for details.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. The purchase accounting analysis may still be subject to subsequent adjustments that are identified through the measurement period, which is limited to one year from the Acquisition Date.
The Company recorded $205.9 million of goodwill as of the Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Acquisition. The goodwill recorded is not expected to be deductible for tax purposes.
The fair value and weighted average estimated useful lives of the acquired identifiable intangible assets as of the Acquisition Date consist of the following (in thousands):

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
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2023, as if the acquisition was completed as of January 1, 2022 (in thousands):

Three Months Ended March 31, 2023

Revenues	819,352
Net income attributable to TPG Inc./controlling interest	12,903
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
•adjustments to include additional equity-based compensation expense related to Common Units and Service Awards issued to Angelo Gordon partners and professionals, as if the grants occurred on January 1, 2022;
•adjustments for changes in the performance allocation compensation to Angelo Gordon partners in connection with the Acquisition;
•adjustments to allocation of net income to reflect the pro-rata economic ownership attributable to TPG post Acquisition;

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

•adjustments to reflect the tax effects of the Angelo Gordon Acquisition and the related adjustments as if Angelo Gordon had been included in the Company’s results as of January 1, 2022; and
•adjustments to include transaction costs in earnings as if the Acquisition occurred on January 1, 2022.
4. Investments
Investments consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Equity method - performance allocations	$5,755,388	$5,664,550
Equity method - capital interests (includes assets pledged of $591,159 and $570,806 as of March 31, 2024 and December 31, 2023, respectively)	949,619	923,440
Investments held to maturity, at amortized cost (includes assets pledged of $76,212 and $77,723 as of March 31, 2024 and December 31, 2023, respectively)	81,880	83,512
Equity method - fair value option	30,687	36,171
Equity method - other	12,156	11,761
Equity investments	5,079	4,678
Total investments	$6,834,809	$6,724,112
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (losses) gains of equity method investments, fair value option	$(5,484)	$17,375
Net losses of equity method investments - other	(116)	(271)
Net gains (losses) from equity investments	402	(2,288)
Total net (losses) gains from investment activities	$(5,198)	$14,816

Investments Held to Maturity, at Amortized Cost
In connection with the Acquisition described in Note 3, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $83.9 million and $83.8 million at March 31, 2024 and December 31, 2023, respectively.
Equity Method Investments, Fair Value Option
As of March 31, 2024, the Company held a 6.0% beneficial ownership interest in Nerdy Inc. (“NRDY”) consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $30.7 million. As of December 31, 2023, the Company held a 6.1% beneficial ownership interest in NRDY consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $36.2 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At March 31, 2024 and December 31, 2023, the Company held equity investments with readily determinable fair values of $5.1 million and $4.7 million, respectively.
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$30,687	$—	$—	$30,687
Equity investments	5,079	—	—	5,079
Total assets	$35,766	$—	$—	$35,766

Liabilities
Aggregate Annual Cash Holdback Amount(a)	$—	$—	$129,565	$129,565
Earnout Payment(a)	—	—	25,977	25,977
Total liabilities	$—	$—	$155,542	$155,542
_______________
(a)Contingent consideration related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.

	December 31, 2023
	Level I	Level II	Level III	Total
Assets
Equity method investments - fair value option	$36,171	$—	$—	$36,171
Equity investments	4,678	—	—	4,678
Total assets	$40,849	$—	$—	$40,849

Liabilities
Aggregate Annual Cash Holdback Amount(a)	$—	$—	$126,779	$126,779
Earnout Payment(a)	—	—	29,520	29,520
Total liabilities	$—	$—	$156,299	$156,299
_______________
(a)Contingent consideration related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.
The valuation methodology used in the determination of the changes in fair value of financial instruments for which Level III inputs were used at March 31, 2024 and December 31, 2023 included a combination of the present value approach and multiple probability simulation approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2024	2023
Financial liabilities
Balance, beginning of period	$156,299	$—
Unrealized gains, net	(757)	—
Balance, end of period	$155,542	$—

Total realized and unrealized gains and losses recorded for Level III financial liabilities are reported in interest, dividends and other in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value March 31, 2024	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities
Aggregate Annual Cash Holdback Amount	$129,565	Present value	Discount rate	8.0%
Earnout Payment	25,977	Multiple probability simulation	Estimated revenue volatility	22.7%
	$155,542
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
______________
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Intangible Assets and Goodwill
As discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company completed the acquisition of Angelo Gordon on November 1, 2023, which resulted in the recognition of certain identifiable intangible assets and goodwill, which are presented as intangible assets and goodwill, respectively, on the Condensed Consolidated Statements of Financial Condition.
Intangible Assets
The following table summarizes the carrying values of intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$331,600	$(67,772)	$263,828	$331,600	$(54,707)	$276,893
Management contracts(a)	302,000	(24,796)	277,204	307,000	(20,553)	286,447
Technology(a)	46,000	(4,792)	41,208	46,000	(1,917)	44,083
Investor relationships	25,000	(5,729)	19,271	25,000	(5,208)	19,792
Trade name(a)	15,500	(1,174)	14,326	15,500	(500)	15,000
Other intangible assets(b)	8,494	(2,375)	6,119	8,494	(1,201)	7,293
Total intangible assets	$728,594	$(106,638)	$621,956	$733,594	$(84,086)	$649,508
_______________
(a)Includes intangible assets with a net carrying value of $519.3 million and $540.4 million as of March 31, 2024 and December 31, 2023, respectively, related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of March 31, 2024 and December 31, 2023.
No impairment losses on intangible assets were recorded during the three months ended March 31, 2024 and 2023.
Intangible asset amortization expense was $27.6 million and $7.1 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2024 (in thousands):

Remainder of 2024	$82,669
2025	105,239
2026	99,949
2027	96,149
2028	76,244
Thereafter	160,712
Total	$620,962
Goodwill

As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $436.1 million.
No impairment losses on goodwill were recorded during the three months ended March 31, 2024 and 2023.

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three months ended March 31, 2024 and 2023, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2024	December 31, 2023
Investments (includes assets pledged of $591,159 and $570,806 as of March 31, 2024 and December 31, 2023, respectively)	$929,280	$903,119
Due from affiliates	151,092	293,233
Potential clawback obligation	2,025,316	1,910,247
Due to affiliates	103,047	56,262
Maximum exposure to loss	$3,208,735	$3,162,861
Additionally, cumulative performance allocations of $5.8 billion and $5.7 billion as of March 31, 2024 and December 31, 2023, respectively, are subject to reversal in the event of future losses.

RemainCo
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
As of March 31, 2024 and December 31, 2023, the carrying amount of secured notes issued by the VIEs was $245.6 million and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.4 million.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$33,803	$6,057
Restricted cash	13,327	13,183
Participation rights receivable(a)	591,159	570,806
Due from affiliates	438	434
Total assets	$638,727	$590,480

Accrued interest	$3,450	$191
Due to affiliates and other	83,190	5,484
Secured borrowings, net	245,644	245,567
Total liabilities	$332,284	$251,242
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8. Debt Obligations
On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 (“Senior Notes”). The Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The Senior Notes bear interest at a rate of 5.875% per annum. Interest on the Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064 (the “Subordinated Notes”). The Subordinated Notes bear interest at a rate of 6.950% per annum. Interest on the Subordinated Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years. The Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and subordinated obligations of the Notes Issuer and the Guarantors. The Subordinated Notes will mature on March 15, 2064, unless earlier accelerated, redeemed or repurchased. The Subordinated Notes may be redeemed at the Notes Issuer’s option (i) in whole at any time or in part from time to time on or after March 15, 2029 at a redemption price equal to their principal amount plus any accrued and unpaid interest, (ii) upon occurrence of a Tax Redemption Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 100% of their principal amount plus any accrued and unpaid interest or (iii) in whole, but not in part, at any time prior to March 15, 2029 upon the occurrence of a Rating Agency Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 102% of their principal amount plus any accrued and unpaid interest. The Subordinated Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign,

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
During the three months ending March 31, 2024, the Company used the net proceeds from these offerings to repay all the outstanding borrowings under its Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and for general corporate purposes. Transaction costs related to the note issuances have been capitalized and are amortized over the life of each respective note.
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of March 31, 2024		As of December 31, 2023
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$—	6.43%	$501,000	6.45%
Senior Notes(b)	March 2024	March 2034	600,000	593,645	5.88%	—	—
Subordinated Notes(c)	March 2024	March 2064	400,000	389,941	6.95%	—	—
Senior Unsecured Term Loan(d)	December 2021	N/A	—	—	N/A	198,485	6.45%
Secured Borrowings - Tranche A(e)	May 2018	June 2038	200,000	196,496	5.33%	196,434	5.33%
Secured Borrowings - Tranche B(e)	October 2019	June 2038	50,000	49,148	4.75%	49,133	4.75%
364-Day Revolving Credit Facility(f)	April 2023	April 2024	150,000	—	7.33%	—	7.35%
Subordinated Credit Facility(g)	August 2014	August 2025	30,000	—	7.68%	—	7.70%
Total debt obligations			$2,630,000	$1,229,230		$945,052
_______________
(a)The Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At March 31, 2024, the Company is in compliance with these covenants and conditions.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 as described above.
(c)On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064 as described above.
(d)The Senior Unsecured Term Loan was repaid in its entirety on March 6, 2024 with net proceeds from the issuance of Senior Notes and Subordinated Notes. Prior to prepayment, principal amounts outstanding under the Senior Unsecured Term Loan Agreement accrued interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
(e)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At March 31, 2024, the Company is in compliance with these covenants and conditions.
(f)On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(“ABR”) loans are denominated in US Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in US Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans. The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility. In April 2024, the consolidated subsidiary amended the 364-Day Credit Facility to extend the commitment termination date to April 11, 2025.
(g)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2023, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2024 to August 2025. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of
	March 31, 2024	December 31, 2023
Senior Notes(a)	$608,628	$—
Subordinated Notes(b)	420,480	—
Secured Borrowings - Tranche A(c)	196,396	193,461
Secured Borrowings - Tranche B(c)	47,956	47,240
_______________
(a)Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(b)Fair value is based on quoted prices in active markets since the debt is publicly listed and the notes are classified as Level I within the fair value hierarchy.
(c)Fair value is based on current market rates and credit spreads for debt with similar maturities and the notes are classified as Level II within the fair value hierarchy.
In the case of the Company’s Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility, Senior Unsecured Term Loan and 364-Day Revolving Credit Facility, the fair values approximate the carrying amounts represented in the Condensed Consolidated Financial Statements due to their variable rate nature.
During the three months ended March 31, 2024 and 2023 the Company incurred interest expense of $17.1 million and $6.2 million, respectively, on its debt obligations.
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
As of March 31, 2024 and December 31, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $309.7 million and $109.3 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchange of Common Units for Class A common stock on February 27, 2024. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of March 31, 2024 and December 31, 2023, the Company has recognized a valuation allowance of $88.5 million and $92.6 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of March 31, 2024 and December 31, 2023, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $208.9 million and $24.6 million, respectively. During the three months ended March 31, 2024, certain holders of Common Units exchanged 17,704,987 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Condensed Consolidated Financial Statements. In connection with the Exchange, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $185.4 million, which is included in due to affiliates within our Condensed Consolidated Statements of Financial Condition.
The Company’s effective tax rate was (94.9)% and 25.3% for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests and (ii) income taxes related to statutory subsidiaries.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended March 31, 2024 and 2023, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three months ended March 31, 2024 and 2023, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development ("OECD") released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion "GloBE" rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The Company is monitoring developments and evaluating the potential impact. As of March 31, 2024, the Company has not accrued a top up tax related to Pillar Two. However, the Company continues to evaluate potential implications of these rules on future results.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Portfolio companies	$73,486	$60,227
Partners and employees	2,264	2,293
Other related entities	51,267	63,224
Unconsolidated VIEs	151,092	293,233
Due from affiliates	$278,109	$418,977

Portfolio companies	$9,002	$8,461
Partners and employees	238,643	51,647
Other related entities	49,401	26,805
Unconsolidated VIEs	103,047	56,262
Due to affiliates	$400,093	$143,175
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
On February 27, 2024, certain holders of Common Units exchanged 17,704,987 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Condensed Consolidated Financial Statements. This exchange resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. The Company recognized an additional liability associated with the Tax Receivable Agreement in the amount of $185.4 million in connection with the exchange. This liability is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the three months ended March 31, 2024 and 2023 totaled $22.0 million and $13.1 million, respectively.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three months ended March 31, 2024 and 2023 were $4.2 million and $4.6 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee with certain related parties. A portion of these fees are recognized as fees and other in the Condensed Consolidated Statements of Operations in the amount of $8.0 million and $7.4 million for the three months ended March 31, 2024 and 2023 respectively. During the three months ended March 31, 2024 and 2023, these related parties made payments associated with these arrangements of $1.5 million, and $8.9 million, respectively.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost(a):
Operating lease cost	$12,111	$6,631
Short-term lease costs	215	133
Variable lease cost	2,974	1,791
Sublease income	(928)	(816)
Total lease cost	$14,372	$7,739
Weighted-average remaining lease term	6.5	6.7
Weighted-average discount rate	5.13%	4.16%

___________
(a)Office rent expense for the three months ended March 31, 2024 and 2023 was $12.2 million and $6.6 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$7,500	$7,523
Other non-cash changes in right-of-use assets	1,881	216

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of March 31, 2024 (in thousands):

Year Due	Lease Amount
Remainder of 2024	$31,353
2025	39,868
2026	37,995
2027	38,263
2028	37,132
2029	88,270
Total future undiscounted operating lease payments	272,881
Less: imputed interest	(39,169)
Present value of operating lease liabilities	$233,712
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At March 31, 2024 and December 31, 2023, the maximum obligations guaranteed under these agreements totaled $2,602.0 million and $1,789.3 million, respectively. At March 31, 2024, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2024	$150,000
August 2025	30,000
June 2026	60,000
December 2026	125,027
September 2028	1,200,000
December 2028	5,578
June 2030	31,383
March 2034	600,000
March 2064	400,000
Total	$2,601,988
At March 31, 2024 and December 31, 2023, the amounts outstanding related to these guarantees was $1,103.0 million and $807.6 million, respectively.
Commitments
At March 31, 2024, the TPG Operating Group had unfunded investment commitments of $526.4 million to the investment funds that the Company manages and other strategic investments.

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
At March 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At March 31, 2024, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,025.3 million.
During the three months ended March 31, 2024, the general partners made no payments on the clawback liability.
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
Since 2011, a number of TPG-related entities and individuals, including David Bonderman and Jim Coulter, have been named as defendants/respondents in a series of lawsuits in the United States, United Kingdom, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, have been named in the suits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper.

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
In addition to the Luxembourg appeal, there are several cases against TPG and Apax-related parties pending in New York state court. In one case, the Court granted and denied in part motions to dismiss by all defendants, paring back the parties, claims and amounts at issue, and appeals of that decision are pending. In a second case, the Appellate Division recently granted summary judgment to the TPG-related parties on the sole remaining claim in that case, and plaintiffs are seeking leave to appeal to New York’s Court of Appeals. Finally, a third group of plaintiffs, similarly situated to those in the other cases, recently filed new claims seeking recovery from numerous TPG and Apax-related parties. The prior noted stayed federal actions have now been dismissed with prejudice by court order and stipulation.
The Company believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.
In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company is cooperating with the SEC’s investigation and is in discussions about a possible resolution. As of March 31, 2024, the Company has recorded a contingent liability related to the matter.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(9,006)	$35,674
Less:
Net income attributable to redeemable equity in Public SPACs	—	1,529
Net loss attributable to non-controlling interests in TPG Operating Group	(55,037)	(25,492)
Net income attributable to other non-controlling interests	30,512	34,582
Net income attributable to Class A Common Stockholders prior to distributions	15,519	25,055
Reallocation of earnings to unvested participating restricted stock units(a)	(7,145)	(3,888)
Net income attributable to Class A Common Stockholders - Basic	8,374	21,167
Net loss assuming exchange of non-controlling interest	(46,736)	(23,424)
Net loss attributable to Class A Common Stockholders - Diluted	$(38,362)	$(2,257)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	89,113,782	79,499,319
Exchange of Common Units to Class A Common Stock	275,237,136	229,641,530
Weighted-Average Shares of Common Stock Outstanding - Diluted	364,350,918	309,140,849
Net income (loss) available to Class A common stock per share
Basic	$0.09	$0.27
Diluted	$(0.11)	$(0.01)
Dividends declared per share of Class A Common Stock(b)	$0.41	$0.50
___________
(a)No undistributed losses were allocated to unvested participating restricted stock units during the three months ended March 31, 2024 and 2023, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The first quarter dividends were declared on May 8, 2024 and are payable on June 3, 2024.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. As of March 31, 2024, the share reserve available for issuance under the Omnibus Plan was 31,842,490.
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting.
In conjunction with the Angelo Gordon Acquisition, described in Note 3 to the Condensed Consolidated Financial Statements, the Company granted 8.1 million of Service Awards to former Angelo Gordon employees to promote retention post closing. These units generally vest over a term of five years. There are approximately 0.3 million of Angelo Gordon Service Awards to be granted at a later date.
In November 2023, the Company also granted a long-term performance incentive award to the Company’s Chief Executive Officer, Jon Winkelried. The award is further discussed under Executive Awards in this Note.
Further, in the ordinary course of business, the Company also grants equity awards that are subject to either service conditions (“Service Awards”), a combination of service and performance conditions (“Performance Condition Awards”) or a combination of service and market conditions (“Market Condition Awards”).
The following table summarizes the outstanding restricted stock unit awards as of March 31, 2024 (in millions, including share data):

	Units Outstanding as of March 31, 2024	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2024
		March 31, 2024	March 31, 2023
Restricted Stock Units
Special Purpose Awards:
Service Awards	17.0	$34.3	$16.1	$439.4
Market Condition Awards	4.7	5.2	1.3	78.4

Ordinary Awards:
Service Awards	7.1	20.9	10.0	227.7
Performance Condition Awards	0.1	(1.7)	0.2	—
Total Restricted Stock Units	28.9	$58.7	$27.6	$745.5
For the three months ended March 31, 2024 and 2023, the Company recorded total restricted stock unit compensation expense of $58.7 million and $27.6 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.9 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
For the three months ended March 31, 2024 and 2023, the Company had 3,897,250 and 430,617 restricted stock units vest at a fair value of $154.0 million and $14.6 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 2,425,290 shares of TPG Inc. Class A Common stock, net of withholding tax of $58.1 million, for the three months ended March 31, 2024 (excluding vested, but unsettled units) and by issuing 252,669 shares of TPG Inc. Class A Common stock, net of withholding tax of $6.0 million, for the three months ended March 31, 2023.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Service Awards
For the three months ended March 31, 2024 and 2023 the Company granted 4.9 million and 3.7 million Service Awards, respectively. The grant date fair value was the public share price on their respective grant date. The following table presents the rollforward of the Company’s unvested Service Awards for the three months ended March 31, 2024 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	23.3	$30.62
Granted	4.9	39.41
Vested	(3.8)	30.58
Forfeited	(0.3)	29.76
Balance at March 31, 2024	24.1	$32.41
As of March 31, 2024, there was approximately $667.1 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.5 years.
Performance Condition Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance Condition Awards. As these awards are not deemed probable of vesting as of March 31, 2024, the Company reversed approximately $1.7 million of inception to date equity-based compensation expense and will continue to monitor the awards until the end of the respective performance period.
Market Condition Awards
IPO Executive Awards
Under the Omnibus Plan and in conjunction with the IPO, the Company also granted 2.2 million of IPO Executive Awards in order to incentivize and retain key members of management and further their alignment with our shareholders. The IPO Executive Awards include awards of (i) 1.1 million restricted stock units subject to service-based vesting over a five-year service period beginning with the second anniversary of the grant date (included in Special Purpose Service Awards) and (ii) 1.1 million market and service based restricted stock units (included in Special Purpose Market Condition Awards). Each Market Condition Award is comprised of two parts: (i) a time-based component requiring a five-year service period and (ii) a market price component with a target Class A common stock share price at either $44.25 within five years or $59.00 within eight years. Dividend equivalents are paid on vested and unvested Service Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Market Condition Awards and are paid only when both the applicable service and performance conditions are satisfied.
Compensation expense for Service Awards is recognized on a straight-line basis and for the Market Condition Awards using the accelerated attribution method on a tranche by tranche basis. As of March 31, 2024, the first market price component of a Class A common stock share price of $44.25 was met, which triggered a vesting event of 0.1 million Market Condition Awards.
Executive Awards
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s Chief Executive Officer, Jon Winkelried, on November 30, 2023. The award comprised of 2.6 million Executive Service Awards (included in Special Purpose Service Awards) and 3.9 million Executive Market Condition Awards (included in Special Purpose Market Condition Awards) and is intended to incentivize Mr. Winkelried to drive shareholder value in a manner

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and ensure retention.
The Service Awards vest ratably over a term of four years. The Market Condition Awards are scheduled to service vest ratably over a period of five years, and are only earned upon achievement of a stock price vesting condition that will be met when the 30-day volume weighted average trading price of a share of Class A common stock meets or exceeds certain stock price hurdles. 25% of each service vesting tranche of the Market Condition Awards are eligible to be earned and vest following achievement of each of the following Class A common stock prices: $52.50, $58.45, $64.05 and $70.00. These stock price hurdles represent a premium of 150%, 167%, 183% and 200% of the closing price of a share of Class A common stock on the date of grant. The first market hurdle must be achieved by January 13, 2029, and the remaining hurdles by January 13, 2030. If the applicable market hurdles are not achieved by the specified periods, the applicable Market Condition Awards will be forfeited. Dividend equivalents are paid on vested and unvested Service Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested Market Condition Awards and are paid only if and when both the applicable service and market conditions are satisfied.
Compensation expense for the Service Awards is recognized on a straight-line basis and for the Market Condition Awards using the accelerated attribution method on a tranche by tranche basis.
The following table presents the roll forwards of the Company’s unvested Market Condition Awards for the three months ended March 31, 2024 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	5.0	$20.10
Granted	—	—
Vested, unsettled	(0.1)	17.58
Forfeited	(0.2)	16.58
Balance at March 31, 2024	4.7	$20.30
As of March 31, 2024, there was approximately $78.4 million of total estimated unrecognized compensation expense related to unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.0 years.
Other Awards
As a result of the Reorganization and the IPO in 2022, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, in conjunction with the Reorganization, the IPO and the acquisition of NewQuest, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock subject to both service and performance conditions, which are deemed probable of achieving.
In conjunction with the Angelo Gordon Acquisition, as described in Note 3 to the Condensed Consolidated Financial Statements, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the outstanding Other Awards as of March 31, 2024 (in millions, including share data):

	Unvested Units/Shares Outstanding as of March 31, 2024	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2024
		March 31, 2024	March 31, 2023
TPH and RPH Units
TPH units	36.9	$74.7	$100.6	$782.8
RPH units	0.3	14.7	19.2	117.2
Total TPH and RPH Units	37.2	$89.4	$119.8	$900.0

Common Units and Class A Common Stock
Common Units	45.0	$63.1	$3.6	$1,027.8
Class A Common Stock	0.6	4.4	4.4	13.3
Total Common Units and Class A Common Stock	45.6	$67.5	$8.0	$1,041.1
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, which are currently deemed probable of achieving. The Company recognized compensation expense of $89.4 million and $119.8 million for the three months ended March 31, 2024 and 2023, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the three months ended March 31, 2024 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	37.2	$24.54	0.3	$457.10
Reallocated	0.7	35.88	—	—
Vested	(0.3)	27.17	—	—
Forfeited	(0.7)	24.49	(0.0)	457.10
Balance at March 31, 2024	36.9	24.74	0.3	457.10
TPH Units, which were forfeited by certain holders upon termination, were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of March 31, 2024, there was approximately $900.0 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $782.8 million and $117.2 million, respectively.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $67.5 million and $8.0 million for the three months ended March 31, 2024 and 2023, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the three months ended March 31, 2024 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	45.4	$25.43	1.1	$29.50
Granted	—	—	—	—
Vested	(0.4)	27.29	(0.5)	29.50
Forfeited	—	—	—	—
Balance at March 31, 2024	45.0	25.42	0.6	29.50
Total unrecognized compensation expense related to outstanding unvested awards as of March 31, 2024 was $1,041.1 million, of which the TOG Units and Class A common stock represented $1,027.8 million and $13.3 million, respectively.
Other Liability-Classified Awards
In conjunction with the Acquisition discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of FRR targets during the Measurement Period defined in Note 3 to the Condensed Consolidated Financial Statements.
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. As of March 31, 2024, the Company recognized compensation expense of $9.1 million related to its liability-classified awards with a corresponding increase in Other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis. Total unrecognized compensation expense related to these awards as of March 31, 2024 was $116.1 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the three months ended March 31, 2024 and 2023, the Company recognized $4.2 million and $2.6 million, respectively, of management fees and compensation and benefits expense.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Equity

The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of March 31, 2024, 92,467,877 shares of Class A common stock and 8,258,901 shares of nonvoting Class A common stock were outstanding, 263,952,639 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
Total 2024 Dividend Year (through Q1 2024)			$0.41

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchange of Common Units
On February 27, 2024, pursuant to the Amended and Restated Exchange Agreement, certain holders of Common Units exchanged 17,704,987 Common Units for an equal number of shares of Class A Common Stock. The exchange resulted in the issuance of 17,704,987 shares of Class A common stock and the cancellation of 17,704,987 shares of Class B common stock for no additional consideration. The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statement on Form S-3 filed on November 2, 2023.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Distributions to holders of other non-controlling interests	$38,197	$66,710
Deferred tax assets	201,906	—
Due to affiliates	185,351	—
Additional paid-in-capital	16,555	—
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
16. Subsequent Events
Other than the events noted in Notes 8 and 15 to the Condensed Consolidated Financial Statements, there have been no additional events since March 31, 2024 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024. We assume no obligation to update any of these forward-looking statements.
Overview
TPG is a leading global alternative asset manager with $223.6 billion in assets under management (“AUM”) as of March 31, 2024. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of both the alternative asset management industry and the global economy. We believe that we have a distinctive business approach and a diversified, innovative array of investment platforms that position us well to continue generating highly profitable, sustainable growth.
We primarily invest in complex asset classes such as private equity, credit, real estate and public market strategies, which is distinct from most other asset managers that invest only in traditional asset classes such as stocks, bonds or commodities. We have constructed a high-quality base of assets under management within highly attractive sub-segments of the alternative asset management industry. The strength of our investment performance, our ability to innovate within our business and our focus on strategic, inorganic growth has led to consistent historical growth in our assets under management, all on a scaled infrastructure that gives our business a high degree of operating leverage. Recently, we have also pursued highly strategic inorganic growth, notably our acquisition on November 1, 2023 of Angelo Gordon, an alternative investment firm focused on credit and real estate investing.
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our compensation structure and team-oriented culture inspire collaboration, support our shared investment themes approach to sourcing and executing deals and lead to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include over 300 active portfolio companies, over 300 real estate properties and over 5,000 credit positions across more than 30 countries.
Our firm consists of six multi-strategy investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) TPG Angelo Gordon, (5) Real Estate and (6) Market Solutions. Each of our six investment platforms is comprised of a number of products that are complementary to each other and provide our clients with differentiated avenues for capital deployment. Most of our products have raised multiple generations of funds, which we believe highlights the value our clients see in these products.

Capital	Growth	Impact	TPG Angelo Gordon		Real Estate	Market Solutions
				Credit	**Real Estate**		
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$71.4 billion AUM	**$27.3 billion** AUM	**$19.2 billion** AUM	**$61.3 billion** AUM	**$18.6 billion** AUM	**$17.6 billion** AUM	**$8.2 billion** AUM
Products	TPG Capital TPG Asia TPG Healthcare Partners Continuation Vehicles	TPG Growth TPG Tech Adjacencies TPG Digital Media TPG Life Sciences Innovation	The Rise Funds TPG Rise Climate Evercare TPG NEXT	TPG AG Credit Solutions TPG AG Structured Credit & Specialty Finance TPG AG Middle Market Direct Lending TPG AG CLOs TPG AG Multi-Strategy	TPG AG U.S. Real Estate TPG AG Asia Real Estate TPG AG Europe Real Estate TPG AG Net Lease	TPG Real Estate Partners Real Estate Thematic Advantage Core Plus TPG RE Finance Trust (TRTX) TPG Real Estate Credit Opportunities (TRECO)	Public Market Investing Capital Markets Private Market Solutions

_________________
Note: AUM as of March 31, 2024.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. Our Capital platform funds are organized in four primary products: (1) TPG Capital, (2) TPG Asia, (3) TPG Healthcare Partners, and (4) Continuation Vehicles.
The following table presents certain data about our Capital platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$71	$39	10	$17
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $42.1 billion in assets under management as of March 31, 2024. TPG Capital seeks to invest through leveraged buyouts and large-scale growth equity investments in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through operational improvements, by investing in organic and inorganic growth, and by leveraging our human capital team to upgrade or enhance our management teams and boards.

Product: TPG Asia
TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $21.9 billion in assets under management as of March 31, 2024. Our distributed regional footprint has provided a foundation to pursue the region’s highly attractive investing opportunities with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing vehicle. Our Growth platform provides us with a flexible mandate to capitalize on investment opportunities that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in four primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Digital Media, and (4) TPG Life Sciences Innovation.
The following table presents certain data about our Growth platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$27	$12	9	$5
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $17.7 billion in assets under management as of March 31, 2024. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $6.9 billion in assets under management as of March 31, 2024, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors looking for liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
Product: TPG Digital Media
TPG Digital Media, or “TDM”, is a flexible source of capital to pursue opportunities to invest in digital media. TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes.

Product: TPG Life Sciences Innovation
TPG Life Sciences Innovation, or “LSI”, is a new product that will invest in the life sciences sector in novel therapeutics as well as digital health, medical devices, diagnostics, and tech-enabled services. LSI will invest across different therapeutic areas and stages from company creation to IPO, and will leverage TPG’s broad experience in the healthcare sector.
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
Based on our investment strategy, we believe our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in four primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) Evercare, and (4) TPG NEXT.
The following table presents certain data about our Impact platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$14	6	$5
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with $8.8 billion in assets under management as of March 31, 2024. The Rise Fund’s core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and invest globally.
Product: TPG Rise Climate
TPG Rise Climate is our dedicated climate impact investing product. TPG Rise Climate has raised $7.3 billion in total commitments. In addition to committing capital to the fund, the companies joined TPG in forming the TPG Rise Climate Coalition, an effort focused on identifying and sharing best practices for considering investment opportunities, among the corporate group and more broadly across the TPG Impact platform. TPG Rise Climate’s core areas of focus include energy transition, green mobility, sustainable fuels, sustainable materials and products and carbon solutions.
Product: Evercare
The Evercare Health Fund (“Evercare”) is an emerging markets healthcare fund that is striving to provide affordable, high-quality healthcare in emerging markets. Evercare’s investments are integrated under a common operating platform, The Evercare Group, which is an integrated healthcare delivery platform in emerging markets across Africa and South Asia, including India, Pakistan, Bangladesh, Kenya and Nigeria.

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
Platform: TPG Angelo Gordon
TPG AG Credit
TPG Angelo Gordon’s alternative credit products (collectively referred to as “TPG AG Credit”) are: (1) TPG AG Credit Solutions, (2) TPG AG Structured Credit & Specialty Finance, (3) TPG AG Middle Market Direct Lending, (4) TPG AG Collateralized Loan Obligations (“CLOs”), and (5) TPG AG Multi-Strategy. TPG AG Credit’s capabilities span private and tradable credit across corporate and asset-backed markets.
The following table presents certain data about our TPG AG Credit platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$61	$41	75	$8
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $13.4 billion in assets under management as of March 31, 2024, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. We employ what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through its Credit Solutions and Essential Housing closed-ended funds, as well as its Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through the Mortgage Value Partners Fund, an open-ended hedge fund, the Asset Based Credit Fund, a closed-ended fund, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), an externally-managed, publicly traded residential mortgage real estate investment trust focused on investing in a diversified risk-adjusted portfolio of residential mortgage-related assets in the U.S. mortgage market. As of March 31, 2024, TPG AG Structured Credit & Specialty Finance had $16.0 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of middle market, floating rate, senior secured loans, including revolvers, first lien debt and, opportunistically, second lien debt. As a direct lender to private equity sponsored middle market companies, the product focuses on opportunities where we can receive a pricing premium relative to broadly syndicated loans and relies on ongoing borrower support from sponsors. TPG AG Middle Market Direct Lending includes the MMDL closed-ended fund series, as well as a public, non-traded business development company (“BDC”), AG Twin

Brook Capital Income Fund (“TCAP”). As of March 31, 2024, TPG AG Middle Market Direct Lending had $21.3 billion in assets under management.
Product: TPG AG CLOs
TPG AG CLOs, with $8.5 billion in assets under management as of March 31, 2024 invests predominantly in non-investment grade senior secured bank loans. TPG AG issues U.S. CLOs investing predominantly in U.S. dollar-denominated loans, and Euro CLOs investing predominantly in Euro-denominated loans and secured bonds. TPG AG CLOs include performing credit bespoke vehicles, CLO funds and direct investment in the tranches of Northwoods CLOs.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.1 billion in assets under management as of March 31, 2024, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including its Super Fund (“Super Fund”), in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our TPG AG Real Estate platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$14	25	$8
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.7 billion in assets under management as of March 31, 2024, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.3 billion in assets under management as of March 31, 2024, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments, primarily created through lack of real estate expertise, illiquidity or distress in many Asian markets. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.3 billion in assets under management as of March 31, 2024, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. Business plans may range from modest lease-up and operational improvement to more significant value-add strategies, which may require complete capital restructuring or asset repositioning to stabilize. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.2 billion in assets under management as of March 31, 2024, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and build the capabilities to do so at significant scale. We invest in real estate through four primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus, (3) TPG RE Finance Trust, Inc., and (4) TPG Real Estate Credit Opportunities.
The following table presents certain data about our Real Estate platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$12	5	$7
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.4 billion in assets under management as of March 31, 2024, focuses on acquiring and building platforms rather than investing on a property-by-property basis, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.7 billion in assets under management as of March 31, 2024, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of March 31, 2024, the TRTX loan investment portfolio consisted of 51 first mortgage loans (or interests therein) and total loan commitments of $3.5 billion.
Product: TPG Real Estate Credit Opportunities
TPG Real Estate Credit Opportunities (“TRECO”) is our opportunistic, real estate credit strategy targeting risk-adjusted returns through investments primarily in real estate-related high-yield senior and subordinate loans and securities. TRECO focuses on select sectors and geographies where we have distinct expertise informed by our longstanding practice around theme development. The fund has a flexible mandate and will aim to invest opportunistically across the credit spectrum.

Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of March 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$8	$6	10	$2
Product: TPG Public Equities
TPG Public Equities (“TPEP”) seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP manages a $1.9 billion long / short fund and a $1.3 billion long-only fund as of March 31, 2024, both of which are managed with broad, opportunistic mandates.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In the three months ended March 31, 2024 and 2023, our capital markets business drove $46.2 million and $5.2 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Product: Private Markets Solutions
Our private markets solutions business provides single asset and portfolio liquidity solutions to private asset owners, typically through continuation vehicles, funds or underlying third-party investment managers who will continue to control such assets in which the funds invest. Our private markets solutions business is organized into two businesses: (1) NewQuest and (2) TPG GP Solutions (“TGS”).
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.0 billion in assets under management as of March 31, 2024, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.

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
The market environment remained constructive during the first three months of 2024, with risk assets performing well and data continuing to show a healthy underlying domestic economy, despite persistent inflation data and delayed expectations for rate cuts from the Federal Reserve.
The U.S. Consumer Price Index (“CPI”) remained relatively flat during the first three months of 2024, with readings of January, February and March data showing prices rose 3.4%, 3.1% and 3.2%, respectively, from the year prior. Core CPI, which excludes food and energy, likewise remained flat coming in at 3.9%, 3.9% and 3.8% for the same three months. While inflation has slowed relative to the recent peak, the last few months of data have raised concerns that the last leg to achieving the Federal Reserve’s target of 2% inflation will be the most difficult. As a result of stubborn inflation, commentary from the Federal Reserve turned slightly more hawkish in the quarter, relative to the three months prior. Target Fed Funds rates were held constant during both the January and March 2024 meetings at 5.25% to 5.50%, and market expectations for rate cuts, initially expected in March or May 2024, have been pushed to the back half of the year. Economic data has remained strong despite the extended period of elevated rates. The U.S. added 829,000 payrolls during the first three months of the year, and the unemployment was recorded as 3.8% in March 2024, up slightly from the end of 2023.
U.S. Treasury prices fell and yields rose across the curve during the first three months of 2024 amid hotter than expected inflation data in January and February and hawkish commentary from the Federal Reserve, which delayed expectations for the onset of a rate cutting cycle. Moves were more pronounced in the middle of the curve, with yields on the 2-Year and 5-Year Treasury rising 37 basis points. Yields on the 10-Year Treasury rose 33 basis points relative to the end of 2023, closing the quarter at 4.20%. The yield curve remains inverted, with 2-Year Treasuries yielding 42 basis points in excess of the 10-Year Treasury, as of March 31, 2024.
In corporate credit markets, both U.S. and European high yield markets performed positively during the first quarter of 2024. According to J.P. Morgan data, the U.S. high yield market saw gains of 1.6% in the United States and the European market saw gains of 1.4% during the first quarter. In the United States, high yield bond spreads continued to tighten and ended the quarter at 343 basis points compared to 377 basis points to start the year. In Europe, high yield spreads tightened 31 points, ending the quarter at 430 basis points. The high yield default rate ended the quarter at 2.6% in both the United States and Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 2.65% return, and the J.P. Morgan European Leveraged Loan Index posted a 2.49% return for the first quarter of 2024. From a spread and yield basis, the US Leveraged Loan Index ended the quarter at a yield of 8.81% and 476 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 8.17% and 535 basis point spread.
Major U.S. equity indices continued to rise during the first three months of 2024. The S&P 500, Dow Jones and Nasdaq gained 10.2%, 5.6% and 9.1%, respectively, during the quarter. The best performing S&P sectors included Communication Services, Energy and Information Technology, which rose 15.6%, 12.7% and 12.5%, respectively. Real Estate was the lone retreating sector, losing (1.4%) during the quarter. Utilities and Consumer Discretionary were also laggards, but still posted positive gains of 3.6% and 4.8%, respectively, in the quarter. Volatility, as measured by the CBOE Volatility Index, was relatively flat for the three months ending March 31, 2023, ending the quarter at 13.0, up from 12.5 as of the end of 2023.
In commercial real estate, the Green Street Commercial Property Price Index was relatively flat in the beginning of 2024. Although quarter-to-date data is not yet available, initial transaction volume in the United States indicates Q1 2024 activity will remain muted compared to 2021 peaks, primarily due to continued elevated borrowing rates and reductions in liquidity and credit availability. In Europe, the central bank kept interest rates at the record-high of 4% in April, pushing back on market expectation of a rate cut in early 2024. With interest rate cuts likely delayed, bond yields edged up, which we expect will put further downward pressure on commercial real estate valuations in the near-term. Major Asian markets have faced similar challenges. In mainland China and Hong Kong, a slow recovery and ongoing geopolitical tensions have resulted in cautious investor sentiment. In March, the Bank of Japan increased interest rates for the first time in nearly two decades. Although the base rate remains near zero, this end a nearly eight-year era of negative interest rates.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 28% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of March 31, 2024. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Angelo Gordon
On November 1, 2023, we acquired Angelo Gordon pursuant to the terms and subject to the conditions set forth in the Transaction Agreement. Pursuant to the Transaction Agreement, we acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,142.7 million (the “Purchase Price”), comprised of:
•$740.7 million in cash paid at closing;
•$15.7 million paid during the three months ended March 31, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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
We are not required under U.S. GAAP to consolidate the majority of investment funds we advise in our Condensed Consolidated Financial Statements because we do not have a more than insignificant variable interest. Public SPACs are consolidated pursuant to U.S. GAAP in the relevant periods presented. Management fees and performance allocations from the consolidated Public SPACs are eliminated in the Consolidated Financial Statements. The performance of the consolidated Public SPACs is not necessarily consistent with or representative of the aggregate performance trends of our TPG investment funds.
Key Financial Measures

Our key financial and operating measures are discussed below.
Revenues
Fees and Other. Fees and other consists primarily of (i) management fees, (ii) monitoring fees, (iii) transaction fees, (iv) incentive fee income and (v) expense reimbursements from unconsolidated funds, portfolio companies and third parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from our funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from investment funds. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of preferred returns or high water marks, where applicable, in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by Accounting Standards Codification (“ASC”) Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest over a service period of generally one to five years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO and subsequent acquisition, we granted restricted stock units to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership. These distributions were accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO and are now accounted for as performance allocation compensation.
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
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs include changes in the fair value of derivative contracts entered into by our consolidated Public SPAC entities, which are included in current period earnings and interest, dividend and other income earned by the consolidated Public SPACs.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$512,295	$311,471
Capital allocation-based income	311,776	331,674
Total revenues	824,071	643,145
Expenses
Compensation and benefits:
Cash-based compensation and benefits	206,336	120,451
Equity-based compensation	227,908	157,293
Performance allocation compensation	196,434	221,341
Total compensation and benefits	630,678	499,085
General, administrative and other	151,632	104,873
Depreciation and amortization	32,965	8,222
Interest expense	21,122	7,418
Expenses of consolidated Public SPACs	—	519
Total expenses	836,397	620,117
Investment income (loss)
Net (losses) gains from investment activities	(5,198)	14,816
Interest, dividends and other	12,904	7,971
Investment and other income of consolidated Public SPACs	—	1,962
Total investment income	7,706	24,749
(Loss) income before income taxes	(4,620)	47,777
Income tax expense	4,386	12,103
Net (loss) income	(9,006)	35,674
Net income attributable to redeemable equity in Public SPACs	—	1,529
Net loss attributable to non-controlling interests in TPG Operating Group	(55,037)	(25,492)
Net income attributable to other non-controlling interests	30,512	34,582
Net income attributable to TPG Inc.	$15,519	$25,055

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.09	$0.27
Diluted	$(0.11)	$(0.01)
Weighted-average shares of Class A common stock outstanding
Basic	89,113,782	79,499,319
Diluted	364,350,918	309,140,849

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
Revenues consisted of the following for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	%

	($ in thousands)
Management fees	$407,417	$250,000	$157,417	63%
Transaction, monitoring and other fees, net	46,169	5,229	40,940	783%
Expense reimbursements and other	58,709	56,242	2,467	4%
Total fees and other	512,295	311,471	200,824	64%
Performance allocations	289,643	315,707	(26,064)	(8)%
Capital interests	22,133	15,967	6,166	39%
Total capital allocation-based income	311,776	331,674	(19,898)	(6)%
Total revenues	$824,071	$643,145	$180,926	28%
Fees and other revenues increased by $200.8 million, or 64%, during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change resulted from a $157.4 million increase in management fees, a $40.9 million increase in transaction, monitoring and other fees, net, and a $2.5 million increase in expense reimbursements and other.
Management Fees. Management fees, increased by $157.4 million, or 63%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
This change was primarily driven by the addition of $134.9 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended March 31, 2024, we recorded $82.8 million in fees from TPG AG Credit, largely driven by the MVP Fund, MMDL IV and Credit Solutions II, and $52.1 million from TPG AG Real Estate, largely driven by the Asia Realty V, Realty Value X and Realty Value XI.
Management fees from our Capital platform increased $29.3 million during the three months ended March 31, 2024. Fee earning capital raised during the last twelve months ended March 31, 2024 resulted in additional fees from Asia VIII, TPG IX and THP II.
Management fees from our Growth platform increased $3.0 million mainly due to increases from Growth VI, which was activated during the fourth quarter of 2023, offset by decrease in fees from Growth V primarily resulting from a step down in fee earning AUM.
Management fees from our Real Estate platform decreased $7.0 million, primarily due to TREP III, which experienced a step down in fee earning AUM during the second quarter of 2023.
Certain management fees totaling $19.3 million earned during the three months ended March 31, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $13.6 million for Asia VIII, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $40.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by a $33.9 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other increased by $2.5 million, or 4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by the addition of expense reimbursements from TPG Angelo Gordon, which was acquired in November 2023.

Performance Allocations. Performance allocations decreased by $26.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Realized performance allocations gains for the three months ended March 31, 2024 and 2023 totaled $198.8 million and $152.8 million, respectively. Unrealized performance allocation gains for the three months ended March 31, 2024 and 2023 totaled $90.8 million and $162.9 million respectively.
The table below highlights performance allocations for the three months ended March 31, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended March 31,
	2024	2023	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital	$67,919	$233,704	$(165,785)	(71)%
Growth	89,618	22,904	66,714	291%
Impact	20,729	92,216	(71,487)	(78)%
TPG Angelo Gordon
TPG AG Credit	101,728	—	101,728	NM
TPG AG Real Estate	(21,902)	—	(21,902)	NM
Real Estate	27,458	(4,746)	32,204	(679)%
Market Solutions	(15,000)	12,849	(27,849)	(217)%
Total TPG Operating Group Shared:	$270,550	$356,927	$(86,377)	(24)%
TPG Operating Group Excluded:
Capital	$2,654	$(48,369)	$51,023	(105)%
Growth	17,006	11,996	5,010	42%
Real Estate	(567)	(4,847)	4,280	(88)%
Total TPG Operating Group Excluded	19,093	(41,220)	60,313	(146)%
Total Performance Allocations	$289,643	$315,707	$(26,064)	(8)%
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
Performance allocation income was $289.6 million for three months ended March 31, 2024 compared to $315.7 million for three months ended March 31, 2023. This change was primarily driven by the acquisition of TPG Angelo Gordon in November 2023, which contributed $79.8 million of net gains during the three months ended March 31, 2024. TPG AG Credit generated income of $101.7 million primarily attributable to $24.5 million from MVP Fund, $17.3 million from Credit Solutions II, $8.8 million from MMDL IV and $6.6 million from MMDL III. TPG AG Real Estate generated net losses of $21.9 million mainly due to losses of $20.6 million from Europe Realty II and $8.5 million from Growth Capital I, which were partially offset by gains of $11.7 million from Europe Realty III.
Performance allocation income from our Capital platform was $67.9 million for the three months ended March 31, 2024 compared to $233.7 million for the three months ended March 31, 2023. Performance allocation income for the three months ended March 31, 2024 was largely driven by gains of $73.7 million from TPG VIII, $45.5 million from TPG IX and $20.6 million from Asia VIII, partially offset by losses of $51.4 million from Asia VII and $24.3 million from Asia VI. Performance allocation income for the three months ended March 31, 2023 was led by gains of $49.3 million from TPG VII, $119.0 million from TPG VIII and $34.4 million from THP I.

Performance allocation income from our Growth platform was $89.6 million for the three months ended March 31, 2024 compared to $22.9 million for the three months ended March 31, 2023. Performance allocation income for the three months ended March 31, 2024 was primarily driven by $38.0 million from TTAD II, $35.9 million from Growth V and $22.5 million from Growth IV.
Performance allocation income from our Impact platform was $20.7 million for the three months ended March 31, 2024 compared to $92.2 million for the three months ended March 31, 2023. Performance allocation income for the three months ended March 31, 2024 was largely driven by gains of $23.5 million from Rise Climate. Performance allocation income for the three months ended March 31, 2023 was led by gains of $79.0 million from Rise Climate.
TREP III within the Real Estate platform generated $27.5 million of income during the three months ended March 31, 2024 compared to a loss of $4.7 million during the three months ended March 31, 2023.
Performance allocation losses of $15.0 million from our Market solutions platform were primarily driven by $26.3 million of loss from New Quest III, partially offset by net gains of $8.5 million from TGS and $7.0 million from NewQuest V during the three months ended March 31, 2024.
TPG Operating Group Excluded generated gains of $19.1 million during the three months ended March 31, 2024 compared to a loss of $41.2 million during the three months ended March 31, 2023. Performance allocation gains for three months ended March 31, 2024 were primarily driven by gains of $6.4 million from Biotech V, $4.5 million from Gator and $4.4 million from Growth II from Growth platform. Performance allocation loss for the three months ended March 31, 2023 was primarily driven by losses of $22.9 million and $26.2 million from TPG VI and Asia V, respectively.
As of March 31, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.4 billion. As of March 31, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.4 billion.
Capital Interests. Capital interests income increased by $6.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily attributable to gains on our investments in TPG VIII, TPG IX and TRTX, which were partially offset by losses from our investments in Asia VII during the three months ended March 31, 2024. During the three months ended March 31, 2023, we recognized gains on our investments in TPG VII, TPG VIII, TPG AAF and Rise Climate, partially offset by losses from our investments in TPG VI.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $85.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by the addition of $76.1 million in salaries, bonuses and benefits as a result of the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.
Equity-Based Compensation. Equity-based compensation expense increased by $70.6 million, or 45%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily attributable to a $38.0 million increase in compensatory grants associated with the TPG Angelo Gordon acquisition and other special purpose awards during the three months ended March 31, 2023, as well as a net $31.0 million increase in expenses largely associated with Service Awards granted to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation decreased by $24.9 million, or 11%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $46.8 million, or 45%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by additional expenses from TPG Angelo Gordon, which was acquired in November 2023.

Depreciation and Amortization. Depreciation and amortization increased by $24.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $13.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher interest rates on certain borrowings and increased interest expense on draws under our Senior Unsecured Revolving Credit Facility to partially fund the Acquisition.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was due to the redemption of outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $5.2 million for three months ended March 31, 2024 compared to a gain of $14.8 million for the three months ended March 31, 2023. This change was primarily attributable to net loss of $5.5 million from our investments in Nerdy Inc. during the three months ended March 31, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $4.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by additional interest income earned from higher rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the three months ended March 31, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of the outstanding shares of the Public SPACs during the year ended December 31, 2023.
Income Tax Expense. Income tax expense decreased by $7.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to a decrease in our valuation allowance during the three months ended March 31, 2024.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	March 31, 2024	December 31, 2023

	($ in thousands)
Assets
Cash and cash equivalents	$1,090,713	$665,188
Investments	6,834,809	6,724,112
Due from affiliates	278,109	418,977
Intangible assets and goodwill	1,058,035	1,085,587
Other assets	677,783	475,808
Total assets	$9,939,449	$9,369,672

Liabilities, Redeemable Equity and Equity
Debt obligations	$1,229,230	$945,052
Due to affiliates	400,093	143,175
Accrued performance allocation compensation	4,144,452	4,096,052
Other liabilities	869,356	824,259
Total liabilities	$6,643,131	$6,008,538

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (100,726,778 and 80,596,501 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	$101	$80
Class B common stock $0.001 par value, 750,000,000 shares authorized (263,952,639 and 281,657,626 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	264	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	779,513	613,476
Accumulated deficit	(59,520)	(34,681)
Other non-controlling interests	2,575,960	2,781,977
Total equity	3,296,318	3,361,134
Total liabilities, redeemable equity and equity	$9,939,449	$9,369,672
Cash and cash equivalents increased $425.5 million during the three months ended March 31, 2024 primarily due to $282.5 million of proceeds from our Senior Notes and Subordinated Notes offerings net of repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $110.7 million during the three months ended March 31, 2024 primarily due to net capital allocation-based income of $311.8 million, which was offset by net proceeds of $232.9 million.
Other assets increased $202.0 million during the three months ended March 31, 2024 primarily due to the deferred tax assets recorded in connection with the exchange of Common Units described in Note 15 to the Condensed Consolidated Financial Statements.
Debt obligations increased $284.2 million during the three months ended March 31, 2024 primarily due to the Senior Notes and Subordinated Notes offerings offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan.
Due to affiliates increased $256.9 million during the three months ended March 31, 2024 primarily due to an increase of $185.4 million in expected payments to be made in future years in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
Accrued performance allocation compensation increased $48.4 million for the three months ended March 31, 2024, primarily attributable to net increases in performance fee compensation expense of $196.4 million, partially offset by settlements of performance allocation compensation of $148.0 million during the three months ended March 31, 2024.

Total equity decreased $64.8 million, primarily due to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings (“DE”) is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable U.S. GAAP measure of net income. DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include (i) unrealized performance allocations and related compensation expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) net income (loss) attributable to non-controlling interests in consolidated entities, or (v) certain other items, such as contingent reserves.
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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stock holders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within due to affiliates and other liabilities in our Condensed Consolidated Statements of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
Fee-Related Earnings. Fee-Related Earnings (“FRE”) is a supplemental performance measure and is used to evaluate our business and make resource deployment and other operational decisions. FRE differs from net income computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts to exclude (i) realized performance allocations and related compensation expense, (ii) realized investment income from investments and financial instruments, (iii) net interest (interest expense less interest income), (iv) depreciation, (v) amortization, and (vi) certain non-core income and expenses. We use FRE to measure the ability of our business to cover compensation and operating expenses from fee revenues other than capital allocation-based income. The use of FRE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein.
Fee-Related Revenues. Fee-related revenues is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, (iii) transaction, monitoring and other fees, net, and (iv) other income. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Fee-related revenue differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Condensed Consolidated Statements of Operations.

Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with U.S. GAAP in that it is net of certain reimbursement arrangements and does not include performance allocation compensation. Fee-related expenses is used in management’s review of the business. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Condensed Consolidated Statements of Operations.
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
The following table sets forth our total FRE and DE for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Management fees	$402,684	$247,998
Fee-related performance revenues	3,875	—
Transaction, monitoring and other fees, net	34,155	4,672
Other income	10,494	12,783
Fee-Related Revenues	451,208	265,453
Cash-based compensation and benefits, net	181,683	100,155
Fee-related performance compensation	1,938	—
Operating expenses, net	85,216	66,014
Fee-Related Expenses	268,837	166,169
Fee-Related Earnings	$182,371	$99,284
Realized performance allocations, net	31,552	5,025
Realized investment income and other, net	(9,315)	(5,175)
Depreciation expense	(5,615)	(1,131)
Interest expense, net	(9,987)	(1,033)
Distributable Earnings	$189,006	$96,970
Income taxes	(8,381)	(9,128)
After-Tax Distributable Earnings	$180,625	$87,842
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Fee-Related Revenues
Fee-related revenues increased by $185.8 million, or 70%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to additional management fees of $154.7 million and transaction, monitoring and other fees, net of $29.5 million.

Management Fees
The following table presents management fees in our platforms for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Capital	$134,989	$105,911
Growth	39,674	36,655
Impact	48,390	46,862
TPG Angelo Gordon
TPG AG Credit	74,748	—
TPG AG Real Estate	51,931	—
Real Estate	34,370	41,361
Market Solutions	18,582	17,209
Total Management Fees	$402,684	$247,998
Management fees increased by $154.7 million, or 62%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
This change was primarily driven by the addition of $126.7 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended March 31, 2024, we recorded $74.7 million in fees from TPG AG Credit, largely driven by MMDL IV, Credit Solutions II, and MVP Fund, and $51.9 million from TPG AG Real Estate, largely driven by the Asia Realty V, Realty Value XI and Realty X.
Management fees from our Capital platform increased $29.1 million during the three months ended March 31, 2024. Fee earning capital raised during the last twelve months resulted in additional fees from Asia VIII, TPG IX and THP II.
Management fees from our Growth platform increased $3.0 million mainly due to increases from Growth VI, which was activated during the fourth quarter of 2023, offset by decrease in fees from Growth V primarily resulting from a step down in fee earning AUM.
Management fees from our Real Estate platform decreased $7.0 million primarily due to TREP III, which experienced a step down in fee earning AUM.
Certain management fees earned during the three months ended March 31, 2024, totaling $19.3 million, were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $13.6 million for Asia VIII, which was activated in the third quarter of 2022.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
TPG AG Credit	$3,875	$—
Total Fee-Related Performance Revenues	$3,875	$—
Fee-related performance revenues increased by $3.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to the acquisition of TPG Angelo Gordon.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Capital	$1,412	$1,018
Growth	199	94
Impact	1,523	1,568
TPG Angelo Gordon
TPG AG Credit	1,044	—
TPG AG Real Estate	424	—
Market Solutions	29,553	1,992
Total Transaction, Monitoring and Other Fees, Net	$34,155	$4,672
Transaction, monitoring and other fees, net increased by $29.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by a $27.6 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Former affiliate funds	$9,080	$8,385
Other income	1,414	4,398
Total Other Income	$10,494	$12,783
Total other income decreased by $2.3 million, or 18%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Fee-Related Expenses
Fee-related expenses increased by $102.7 million, or 62%, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily due to an increase in cash-based compensation and benefits, net of $81.5 million and operating expenses, net of $19.2 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Salaries	$87,717	$53,576
Bonuses	77,187	45,409
Benefits and other	36,188	20,010
Reimbursements	(19,409)	(18,840)
Total Cash-Based Compensation and Benefits, Net	$181,683	$100,155
Cash-based compensation and benefits, net increased by $81.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily driven by the addition of $82.1 million in salaries, bonuses and benefits as a result of the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
TPG AG Credit	$1,938	$—
Total Fee-related Performance Compensation	$1,938	$—
Total fee-related performance compensation increased by $1.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of the acquisition of TPG Angelo Gordon in the fourth quarter of 2023.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $19.2 million, or 29%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in the fourth quarter of 2023.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Capital	$18,273	$—
Growth	—	1,097
Impact	11,618	116
TPG Angelo Gordon
TPG AG Credit	1,616	—
TPG AG Real Estate	45	—
Real Estate	—	3,812
Total Realized Performance Allocations, Net	$31,552	$5,025
Realized performance allocations, net of $31.6 million for the three months ended March 31, 2024 were generated from realizations of $13.9 million from TPG VIII and $3.9 millions from Asia VII in the Capital platform and $11.6 million from Rise Climate in the Impact platform. The activity consisted of realizations sourced from portfolio companies, including DirecTV, Singlife and Nextracker.
Realized performance allocations, net of $5.0 million for the three months ended March 31, 2023 were largely generated from realizations of $3.8 million from TREP III within the Real Estate platform. Realizations within the Growth platform of $1.1 million were generated from TTAD. The activity consisted of realizations sourced from portfolio companies, including Alloy Properties, Uber, Deutsche Office Properties and FreedomPay, Inc.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Investments in funds	$2,159	$6,436
Non-core income (expense)	(11,474)	(11,611)
Total Realized Investment Income and Other, Net	$(9,315)	$(5,175)
The decrease in realized investment income and other, net of $4.1 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 resulted primarily from a decrease in realizations from certain investments in our funds. Our non-core activity includes $8.0 million related to the acquisition and integration of TPG Angelo Gordon for the three months ended March 31, 2024 and $10.7 million related to the Acquisition for the three months ended March 31, 2023.
Depreciation
Depreciation expense increased $4.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the acquisition of TPG Angelo Gordon in the fourth quarter of 2023.

Interest Expense, Net
The following table presents interest expense, net for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Interest expense	$21,045	$7,418
Interest (income)	(11,058)	(6,385)
Interest Expense, Net	$9,987	$1,033
Interest expense, net increased by $9.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher interest rates on certain borrowings and increased interest expense on draws under our Senior Unsecured Revolving Credit Facility to partially fund the Acquisition, partially offset by a corresponding increase in interest rates on our cash holdings.
Distributable Earnings
The increase in DE for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increased Fee-Related Earnings and realized performance allocations, net.
Income Taxes
Income taxes decreased $0.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to realized tax deductions in connection with RSU settlements during the period.
Unaudited Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our funds and our co-investments in our funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Refer to “––Reconciliation to U.S. GAAP Measures” for reconciliations of the Condensed Consolidated Statements of Financial Condition to the non-GAAP Balance Sheet.

The following table sets forth our non-GAAP book assets, book liabilities and net book value as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
($ in thousands)
Book Assets
Cash and cash equivalents	$290,880	$105,480
Net accrued performance	914,518	891,455
Investments in funds	900,986	877,802
Intangible assets and goodwill	983,900	1,007,899
Other assets	821,048	679,638
Total Book Assets	$3,911,332	$3,562,274
Book Liabilities
Accounts payable, accrued expenses and other	$418,143	$296,147
Debt obligations	1,229,230	945,052
Total Book Liabilities	$1,647,373	$1,241,199
Net Book Value	$2,263,959	$2,321,075
During the three months ended March 31, 2024, net book value decreased primarily due to tax payments on behalf of vesting award holders whose Service Awards were net settled and the amortization of intangibles related to the acquisition of Angelo Gordon in the fourth quarter of 2023. That decrease was offset by an increase in net accrued performance and investments in funds, primarily associated with TPG XI, TTAD II, Growth V, Real Estate III, Credit Solution Funds and Structured Credit Funds.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three months ended March 31, 2024 and 2023:
Revenue

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
GAAP Revenue	$824,071	$643,145
Capital-allocation based income	(311,776)	(331,674)
Expense reimbursements	(45,667)	(44,249)
Investment (income) loss and other	(15,420)	(1,769)
Fee-Related Revenues	$451,208	$265,453
Expenses

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
GAAP Expenses	$836,397	$620,117
Depreciation and amortization expense	(32,965)	(8,222)
Interest expense	(21,122)	(7,418)
Expenses related to consolidated Public SPACs	—	(519)
Expense reimbursements	(45,667)	(44,249)
Performance allocation compensation	(196,434)	(221,341)
Equity-based compensation	(227,908)	(157,293)
Non-core expenses and other	(43,464)	(14,906)
Fee-Related Expenses	$268,837	$166,169

Net income

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Net (loss) income	$(9,006)	$35,674
Net income attributable to redeemable interests in Public SPACs	—	(1,529)
Net income attributable to other non-controlling interests	(30,512)	(34,582)
Amortization expense	23,998	3,538
Equity-based compensation	225,422	155,706
Unrealized performance allocations, net	(24,481)	(66,475)
Unrealized investment income	(20,227)	(9,350)
Unrealized loss on derivatives	—	66
Income taxes	(4,178)	2,988
Non-recurring and other	19,609	1,806
After-tax Distributable Earnings	$180,625	$87,842
Income taxes	8,381	9,128
Distributable Earnings	$189,006	$96,970
Realized performance allocations, net	(31,552)	(5,025)
Realized investment income and other, net	9,315	5,175
Depreciation expense	5,615	1,131
Interest expense, net	9,987	1,033
Fee-Related Earnings	$182,371	$99,284

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Total GAAP Assets	$9,939,449	$9,369,672
Impact of other consolidated entities
Cash and cash equivalents	(799,833)	(559,708)
Due from affiliates	(20,053)	(346,910)
Investments	(5,019,305)	(4,954,855)
Intangible assets and goodwill	(74,135)	(77,688)
Other assets	(450,324)	(285,406)
Subtotal for other consolidated entities	(6,363,650)	(6,224,567)
Reclassification adjustments(1)
Restricted cash	(13,327)	(13,183)
Due from affiliates	(258,056)	(72,067)
Investments	(1,815,504)	(1,769,257)
Net accrued performance	914,518	891,455
Investments in funds	900,986	877,802
Other assets	606,916	502,419
Subtotal for reclassification adjustments	335,533	417,169
Total Book Assets	$3,911,332	$3,562,274

Total GAAP Liabilities	$6,643,131	$6,008,538
Impact of other consolidated entities
Accounts payable and accrued expenses	(267,630)	(167,235)
Due to affiliates	(208,246)	(137,479)
Accrued performance allocation compensation	(4,144,452)	(4,096,052)
Other liabilities	(375,680)	(377,727)
Subtotal for other consolidated entities	(4,996,008)	(4,778,493)
Reclassification adjustments(1)
Accounts payable and accrued expenses	407,972	291,586
Due to affiliates	(191,847)	(5,696)
Other liabilities	(215,875)	(274,736)
Subtotal for reclassification adjustments	250	11,154
Total Book Liabilities	$1,647,373	$1,241,199

Total GAAP Equity	$3,296,318	$3,361,134
Impact of other consolidated entities	(1,367,642)	(1,446,074)
Reclassification adjustments(1)	335,283	406,015
Net Book Value	$2,263,959	$2,321,075
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
The tables below present rollforwards of our total AUM for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in millions)
Balance as of Beginning of Period	$221,623	$135,034
Capital Raised	4,660	2,025
Realizations	(4,885)	(2,135)
Outflows(1)	(448)	(142)
Changes in Investment Value and Other(2)	2,643	2,360
AUM as of end of period	$223,593	$137,142

___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital, and net fund-level asset related leverage activity plus other investment activities.

The following table summarizes our AUM by platform as of March 31, 2024 and 2023:

	March 31,
	2024	2023

	($ in millions)
Capital	$71,418	$67,712
Growth	27,316	23,587
Impact	19,175	17,408
TPG Angelo Gordon
TPG AG Credit	61,316	—
TPG AG Real Estate	18,555	—
Real Estate	17,567	19,336
Market Solutions	8,246	9,099
AUM as of end of period	$223,593	$137,142

AUM increased from approximately $221.6 billion as of December 31, 2023 to approximately $223.6 billion as of March 31, 2024. During the three months ended March 31, 2024, new capital of $4.7 billion was raised primarily attributable to Asia VIII within the Capital platform, Growth VI within the Growth platform, and Essential Housing III and TCAP within TPG AG Credit. Realizations totaled $4.9 billion and were primarily attributable to TPG VIII and Asia VII within the Capital platform, Rise Climate within the Impact platform and Credit Solutions II Dislocation A within TPG AG Credit.
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
The table below present rollforwards of our FAUM for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in millions)
Balance as of Beginning of Period	$136,794	$77,945
Fee Earning Capital Raised(1)	1,540	791
Net Change in Investment Activity(2)	(407)	247
Outflows(3)	(420)	(138)
Reduction in Fee Base of Certain Funds(4)	(548)	—
FAUM as of end of period	$136,959	$78,845

___________
(1)Fee Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments or subscriptions were activated during the period.
(2)Net Change in Investment Activity includes capital called during the period, net of return of capital distributions and changes in net asset value of hedge funds. It also includes adjustments related to funds with a fee structure based on the cost or value of investments.
(3)Outflows represent redemptions and withdrawals.
(4)Reduction in Fee Base represents decreases in the fee basis for funds where the investment or commitment fee period has expired, and the fee base has reduced from commitment base to actively invested capital. It also includes reductions for funds that are no longer fee paying.

The following table summarizes our FAUM by platform as of March 31, 2024 and 2023:

	March 31,
	2024	2023

	($ in millions)
Capital	$38,877	$35,678
Growth	12,214	11,084
Impact	13,648	12,984
TPG Angelo Gordon
TPG AG Credit	40,930	—
TPG AG Real Estate	14,017	—
Real Estate	11,539	13,400
Market Solutions	5,734	5,699
FAUM as of end of period	$136,959	$78,845

FAUM increased from $136.8 billion as of December 31, 2023 to $137.0 billion as of March 31, 2024. This increase was related to fee earning capital raised activity totaling $1.5 billion primarily attributable to the subsequent closings of Asia VIII within the Capital platform, which was activated during the third quarter of 2022, and Growth VI within the Growth platform, which was activated during the fourth quarter of 2023. For the three months ended March 31, 2024, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.18%.
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

The tables below summarize our net accrued performance by fund vintage year and platform as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	($ in millions)
Fund Vintage
2017 & Prior	$343	$363
2018	81	77
2019	272	269
2020	114	104
2021	63	56
2022	42	22
Net Accrued Performance	$915	$891

	March 31, 2024	December 31, 2023

	($ in millions)
Platform
Capital	$405	$404
Growth	201	185
Impact	100	107
TPG Angelo Gordon
TPG AG Credit	76	59
TPG AG Real Estate	93	97
Real Estate	17	12
Market Solutions	23	27
Net Accrued Performance	$915	$891
Net accrued performance were primarily comprised of TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of March 31, 2024 and TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V, Rise I, Rise II and Rise Climate as of December 31, 2023.
We also utilize Performance Generating AUM and Performance Eligible AUM as key metrics to understand AUM that could produce performance allocations or fee related performance revenues. Performance Generating AUM refers to the AUM of funds we manage that are currently above their respective hurdle rate or preferred return, and profit of such funds are being allocated to, or earned by, us in accordance with the applicable limited partnership agreements or other governing agreements. Performance Eligible AUM refers to the AUM that is currently, or may eventually, produce performance allocations or fee-related performance revenues. All funds for which we are entitled to receive a performance allocation, incentive fee or fee-related performance revenue are included in Performance Eligible AUM.
Performance Generating AUM totaled $152.5 billion and $150.8 billion as of March 31, 2024 and December 31, 2023, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $192.9 billion and $191.8 billion as of March 31, 2024 and December 31, 2023, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,105	$2,444
Growth	2,819	2,979
Impact	133	173
TPG Angelo Gordon
TPG AG Credit	3,814	3,721
TPG AG Real Estate	1,346	1,206
Real Estate	2,462	2,720
Market Solutions	394	809
Total AUM Not Yet Earning Fees	$14,073	$14,052

FAUM Subject to Step-Up:
Capital	$1,477	$1,565
TPG Angelo Gordon
TPG AG Credit	6,799	6,389
TPG AG Real Estate	2,677	2,389
Total FAUM Subject to Step-Up:	10,953	10,343
Total AUM Subject to Fee Earning Growth	$25,026	$24,395

As of March 31, 2024, AUM Not Yet Earning Fees was $14.1 billion, which primarily consisted of TPG VIII and Asia VII within the Capital platform, TTAD II within the Growth platform, TREP III and TAC+ within the Real Estate platform, and MMDL V and Essential Housing III within TPG AG Credit.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.24% and 1.65% and step-up to rates in the range of 0.25% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of March 31, 2024 relates primarily to TPG IX within the Capital platform, MMDL IV, MMDL V and Credit Solutions II within TPG AG Credit and Realty Value XI and Asia Realty V within TPG AG Real Estate.
Capital Raised
Capital raised is the aggregate amount of subscriptions and capital raised by our investment funds and co-investment vehicles during a given period, as well as the senior and subordinated notes issued through our CLOs and equity raised through our perpetual vehicles. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in millions)
Capital	$1,303	$1,023
Growth	435	398
Impact	78	360
TPG Angelo Gordon
TPG AG Credit	2,134	—
TPG AG Real Estate	632	—
Real Estate	—	51
Market Solutions	78	193
Total Capital Raised	$4,660	$2,025

Capital raised totaled approximately $4.7 billion for the three months ended March 31, 2024. This was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, Growth VI within the Growth platform and Essential Housing III and TCAP within TPG AG Credit during the three months ended March 31, 2024.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments and recallable distributions that partners have committed to our funds and co-investment vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level subscription-related credit facilities. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of March 31, 2024 and 2023:

	March 31,
	2024	2023

	($ in millions)
Capital	$17,441	$20,154
Growth	4,981	4,467
Impact	4,710	6,750
TPG Angelo Gordon
TPG AG Credit	7,595	—
TPG AG Real Estate	7,617	—
Real Estate	7,262	8,778
Market Solutions	1,641	2,502
Available Capital	$51,247	$42,651

Available capital decreased from approximately $51.3 billion as of December 31, 2023 to approximately $51.2 billion as of March 31, 2024. This change was primarily attributable to capital invested in TREP IV within the Real Estate platform and TPG IX within the Capital platform during the three months ended March 31, 2024. This decrease was partially offset by fundraising activities of Asia VIII within the Capital platform and Essential Housing III within TPG AG Credit during the three months ended March 31, 2024.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by our investment funds, co-investment vehicles, and CLOs, as well as SPACs in conjunction with the completion of a business combination and increases in gross assets of certain perpetual funds. It excludes certain hedge fund activity, but includes investments made using investment financing arrangements like credit facilities, as applicable. We believe this measure is useful to investors as it measures capital deployment across the firm. The table below presents capital invested by platform for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in millions)
Capital	$771	$341
Growth	493	242
Impact	396	1,160
TPG Angelo Gordon
TPG AG Credit	3,118	—
TPG AG Real Estate	518	—
Real Estate	1,065	363
Market Solutions	108	145
Capital Invested	$6,469	$2,251

Capital invested was $6.5 billion for the three months ended March 31, 2024, which was primarily attributable to TPG IX within the Capital platform, Growth VI within the Growth platform, TREP IV within the Real Estate platform and TCAP, ABC Fund and MITT within TPG AG Credit.
Realizations
Realizations represent distributions sourced from proceeds from the disposition of investments and current income, in addition to investment proceeds from Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023

	($ in millions)
Capital	$1,906	$1,191
Growth	240	233
Impact	639	57
TPG Angelo Gordon
TPG AG Credit	1,444	—
TPG AG Real Estate	503	—
Real Estate	63	643
Market Solutions	90	11
Total Realizations	$4,885	$2,135

Realizations were $4.9 billion for the three months ended March 31, 2024 compared to $2.1 billion for the three months ended March 31, 2023. This was primarily attributable to a higher pace of realization activities in TPG VIII and Asia VII within the Capital platform and Rise Climate within the Impact platform and Credit Solutions II Dislocation A within TPG AG Credit during the three months ended March 31, 2024.

Fund Performance Metrics
Fund performance information for our investment funds as of March 31, 2024 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of March 31, 2024 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,344	215	33,559	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,205	19,443	4,491	23,934	26%	2.3x	20%	1.9x
TPG VIII	2019	11,505	10,713	3,894	15,181	19,075	34%	1.8x	23%	1.5x
TPG IX	2022	12,014	4,957	—	5,855	5,855	90%	1.3x	31%	1.1x
Capital Funds		81,841	73,848	113,647	25,743	139,390	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,435	133	5,568	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	3,470	3,311	6,781	15%	2.0x	10%	1.7x
Asia VII	2017	4,630	4,524	2,935	4,812	7,747	19%	1.7x	12%	1.4x
Asia VIII	2022	4,913	2,099	—	2,624	2,624	141%	1.4x	49%	1.1x
Asia Funds		19,427	16,233	20,985	10,880	31,865	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,405	848	2,954	3,802	29%	1.6x	17%	1.3x
THP II	2022	3,576	1,121	—	1,399	1,399	124%	1.3x	45%	1.1x
Healthcare Funds		6,280	3,526	848	4,353	5,201	32%	1.5x	18%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	191	191	(3%)	0.9x	(4%)	0.9x
Continuation Vehicles		1,524	1,521	2,720	191	2,911	37%	1.9x	31%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,865	40	1,905	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,734	621	5,355	22%	2.6x	16%	2.0x
Growth III	2015	3,128	3,377	4,773	2,284	7,057	26%	2.1x	17%	1.7x
Growth IV	2017	3,739	3,612	2,020	4,947	6,967	21%	1.9x	15%	1.5x
Gator	2019	726	686	661	632	1,293	31%	1.9x	24%	1.6x
Growth V	2020	3,558	3,258	448	4,567	5,015	27%	1.5x	18%	1.3x
Growth VI	2023	1,525	420	—	420	420	NM	NM	NM	NM
Growth Funds		15,981	14,797	14,501	13,511	28,012	20%	1.9x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	941	1,709	2,650	24%	1.7x	18%	1.5x
TTAD II	2021	3,198	1,868	75	2,170	2,245	16%	1.2x	10%	1.1x
Tech Adjacencies Funds		4,772	3,365	1,016	3,879	4,895	22%	1.5x	16%	1.3x
TDM	2017	1,326	571	—	1,049	1,049	17%	1.8x	13%	1.6x
LSI	2023	367	90	—	95	95	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,004	$1,320	$2,448	$3,768	19%	1.8x	12%	1.5x
Rise II	2020	2,176	1,999	204	2,839	3,043	24%	1.5x	15%	1.3x
Rise III	2022	2,700	1,191	11	1,404	1,415	57%	1.2x	7%	1.0x
The Rise Funds		6,982	5,194	1,535	6,691	8,226	21%	1.6x	13%	1.3x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	435	31	327	358	(5%)	0.8x	(10%)	0.7x
Rise Climate	2021	7,268	4,706	709	5,644	6,353	45%	1.4x	23%	1.2x
TPG NEXT(11)	2023	510	3	—	3	3	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
DASA RE	2012	1,078	576	1,069	—	1,069	21%	1.9x	15%	1.6x
TREP II	2014	2,065	2,213	3,520	59	3,579	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,192	2,656	2,728	5,384	14%	1.4x	9%	1.2x
TREP IV	2022	6,820	2,403	220	2,272	2,492	4%	1.0x	(36%)	0.8x
TPG Real Estate Partners		13,685	9,384	7,465	5,059	12,524	21%	1.5x	13%	1.3x
TAC+	2021	1,797	916	98	811	909	(1%)	1.0x	(4%)	0.9x
TRECO	2024	378	212	3	212	215	NM	NM	NM	NM

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	656	104	760	25%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	419	424	843	12%	1.6x	8%	1.3x
NewQuest IV(11)	2020	1,000	883	133	1,094	1,227	19%	1.4x	10%	1.2x
NewQuest V(11)	2022	502	279	43	368	411	120%	1.6x	83%	1.5x
NewQuest Funds		2,743	2,338	2,018	1,990	4,008	35%	1.8x	22%	1.5x
TGS(11)	2022	819	272	—	375	375	NM	NM	NM	NM

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,603	1,053	2,656	17%	1.5x	13%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	2,559	305	2,684	2,989	16%	1.2x	12%	1.1x
Credit Solutions II Dislocation A	2022	1,310	868	268	759	1,027	28%	1.2x	20%	1.1x
Credit Solutions		7,466	6,006	3,182	4,496	7,678	19%	1.3x	14%	1.2x
Essential Housing
Essential Housing I	2020	642	456	521	56	577	16%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	58	1,167	1,225	15%	1.2x	11%	1.1x
Essential Housing III		605	—	—	—	—	NM	NM	NM	NM
Essential Housing		3,781	1,527	579	1,223	1,802	15%	1.3x	12%	1.2x
Structured Credit & Specialty Finance
ABC Fund	2021	1,005	754	40	833	873	18%	1.2x	14%	1.1x
Structured Credit & Specialty Finance		1,005	754	40	833	873	18%	1.2x	14%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,706	595	2,301	14%	1.7x	11%	1.5x
MMDL III	2018	2,751	2,548	2,027	1,594	3,621	14%	1.6x	10%	1.4x
MMDL IV	2020	2,671	2,586	545	2,748	3,293	16%	1.4x	12%	1.3x
MMDL IV Annex	2021	797	721	95	745	840	15%	1.3x	11%	1.2x
MMDL V	2022	2,026	695	25	764	789	18%	1.3x	14%	1.2x
Middle Market Direct Lending		10,419	8,685	5,244	6,446	11,690	15%	1.5x	11%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,132	2,767	175	2,942	16%	1.7x	11%	1.5x
Realty IX	2015	1,329	1,976	2,193	297	2,490	9%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,360	3,556	2,069	5,625	18%	1.4x	12%	1.3x
Realty Value XI	2022	2,589	1,404	475	1,035	1,510	11%	1.1x	(6%)	1.0x
Realty		10,441	12,938	13,531	3,577	17,108	15%	1.5x	10%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,000	1,991	354	2,345	6%	1.3x	3%	1.2x
Core Plus Realty		3,650	5,064	6,554	354	6,908	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	851	973	257	1,230	14%	1.5x	9%	1.3x
Asia Realty IV	2018	1,315	1,255	935	953	1,888	19%	1.5x	13%	1.4x
Asia Realty V	2022	2,007	399	18	429	447	34%	1.1x	(11%)	0.9x
Asia Realty		5,311	3,613	3,642	1,639	5,281	13%	1.5x	9%	1.3x
Japan Value
Japan Value(13)	2023	417	60	—	60	60	NM	NM	NM	NM
Japan Value		417	60	—	60	60	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,186	1,710	16	1,726	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,673	1,493	777	2,270	11%	1.5x	8%	1.4x
Europe Realty III(14)	2019	1,515	1,833	589	1,328	1,917	15%	1.3x	9%	1.2x
Europe Realty IV(14)	2023	1,163	47	—	46	46	NM	NM	NM	NM
Europe Realty		4,091	4,739	3,792	2,167	5,959	17%	1.6x	12%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,356	2,231	1,006	3,237	12%	1.9x	8%	1.5x
Net Lease Realty IV	2019	997	1,835	1,164	881	2,045	10%	1.2x	6%	1.1x
Net Lease Realty V		147	—	—	—	—	NM	NM	NM	NM
Net Lease		2,888	5,460	5,706	1,887	7,593	15%	1.8x	10%	1.5x

The following table reflects the performance of our significant perpetual funds as of March 31, 2024 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$1,942	168%
TPEP Long Only(16)	2013	1,347	43%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	313	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	5,730	12%
Middle Market Direct Lending
TCAP(19)	2022	1,912	9%
MMDL Evergreen	2022	802	9%
Multi-Strategy
Super Fund(18)	1993	872	9%
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
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of December 31, 2023.
(12)Each Middle Market Direct Lending fund is comprised of four vehicles: onshore levered, onshore unlevered, offshore levered and offshore unlevered. Capital Committed, Capital Invested, Realized Value, Unrealized Value and Total Value for each fund are presented on a consolidated basis across the four vehicles. Performance metrics are presented only for the onshore levered vehicle of each fund. The Net IRRs and Net MoMs for TPG AG Middle Market Direct Lending funds on a consolidated basis were: (i) for the onshore unlevered vehicles, 7% and 1.3x, (ii) for the offshore levered vehicles, 10% and 1.3x and (iii) for the offshore unlevered vehicles, 7% and 1.2x.
(13)Japanese-Yen denominated fund. Commitments, Capital Invested and Realized Value are calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable.
(14)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 8% and 1.2x and (ii) for the euro-denominated vehicle of Europe Realty IV, NM and NM.
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of March 31, 2024, TPEP Long/Short had estimated inception-to-date gross returns of 168% and net returns of 122%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(16)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of March 31, 2024, TPEP Long Only had estimated inception-to-date gross returns of 43% and net returns of 43%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
(17)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 4%.
(18)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11% and (ii) for the Super Fund, 8%.
(19)TCAP launched on January 1, 2023. Total Return includes AGTB Private BDC, which commenced operations on May 10, 2022 and merged with TCAP on January 1, 2023. Total Return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Inception-to-date figures for Class I, Class D, and Class S shares use the initial offering price per share as the beginning NAV. Total Return presented is for Class I and is prior to the impact of any potential upfront placement fees. An investment in TCAP is subject to a maximum upfront placement fee of 1.5% for Class D and 3.5% for Class S, which would reduce the amount of capital available for investment, if applicable. There are no upfront placement fees for Class I shares. Total Return has been annualized for periods less than or greater than one year. On July 28, 2023, TCAP completed its merger with AGTB where TCAP paid cash consideration for each share of common stock of AGTB. TCAP will continue as the surviving company. At the completion of the merger, AGTB’s final Net IRR was 6.1%.

Liquidity and Capital Resources
We have historically derived revenues primarily from third-party assets under management and have required limited capital resources to support the working capital or operating needs of our business. We believe that our current sources of liquidity described below are sufficient to meet our projected capital needs and other obligations as they arise for at least the next 12 months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.
As of March 31, 2024, our total liquidity was $2,470.7 million, comprised of $1,090.7 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,200.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $150.0 million of the 364-day revolving credit facility. Total cash of $1,104.0 million as of March 31, 2024 includes $290.9 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash and Cash Equivalents
Our consolidated cash and cash equivalents totaled approximately $1,104.0 million at March 31, 2024.
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
During the three months ending March 31, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Revolving Credit Facility. As of March 31, 2024, $1,200.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Senior Notes
On March 5, 2024, the Notes Issuer issued in an SEC-registered offering $600.0 million aggregate principal amount of Senior Notes due 2034. The Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The Senior Notes bear interest at a rate of 5.875% per annum. Interest on the Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The Senior Notes contain certain covenants as set forth in the Senior Notes’ Indenture and First Supplement Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
The payment of the principal of, premium, if any, and interest on the Senior Notes and the payment of any Senior Notes guarantee will:
•rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness, liabilities and other obligations of the Notes Issuer or the relevant Guarantor, including indebtedness under the Amended Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan Agreement;
•rank senior in right of payment to all existing and future subordinated indebtedness, liabilities and other obligations of the Notes Issuer or the relevant Guarantor;
•be effectively subordinated to all existing and future secured indebtedness of the Notes Issuer or the relevant Guarantor, to the extent of the value of the assets securing such indebtedness; and
•be effectively subordinated in right of payment to all existing and future indebtedness, liabilities and other obligations of each subsidiary of the Issuer or the relevant Guarantor that is not itself the Notes Issuer or a Guarantor.
Subordinated Notes
On March 4, 2024, the Notes Issuer issued in an SEC-registered offering $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064 (the “Subordinated Notes”). The Subordinated Notes bear interest at a rate of 6.950% per annum. Interest on the Subordinated Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years. The Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and subordinated obligations of the Notes Issuer and the Guarantors. The Subordinated Notes will mature on March 15, 2064, unless earlier accelerated, redeemed or repurchased. The Subordinated Notes may be redeemed at the Notes Issuer’s option (i) in whole at any time or in part from time to time on or after March 15, 2029 at a redemption price equal to their principal amount plus any accrued and unpaid interest, (ii) upon occurrence of a Tax Redemption Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 100% of their principal amount plus any accrued and unpaid interest or (iii) in whole, but not in part, at any time prior to March 15, 2029, upon the occurrence of a Rating Agency Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 102% of their principal amount plus any accrued and unpaid interest. The Subordinated Notes contain certain covenants as set forth in the Subordinated Notes’ Indenture and First Supplemental Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
The payment of the principal of, premium, if any, and interest on the Subordinated Notes and the payment of any Subordinated Notes guarantee will:
•be subordinate and rank junior in right of payment to all existing and future senior indebtedness, including indebtedness under the Amended Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan Agreement;
•rank equally in right of payment with all existing and future parity indebtedness;
•be effectively subordinated to all existing and future secured indebtedness of the Notes Issuer or the relevant Guarantor, to the extent of the value of the assets securing such indebtedness; and

•be effectively subordinated in right of payment to all existing and future indebtedness, liabilities and other obligations (including policyholder liabilities and other payables) of each subsidiary of the Notes Issuer or the relevant Guarantor that is not itself the Notes Issuer or a Guarantor.
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded alternative financial disclosures for the Notes Issuer and Guarantors. Other than the guaranteed Senior Notes and Subordinated Notes and the associated interest expense, the Notes Issuer and Guarantors do not have any other material assets, liabilities or operations. During the three months ended March 31, 2024, we incurred interest expense of $4.5 million associated with the Senior Notes and Subordinated Notes. For more information on our borrowings, see Note 8, “Debt Obligations”, to the Condensed Consolidated Financial Statements.
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
During the three months ending March 31, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Term Loan.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of March 31, 2024, we were in compliance with these covenants and conditions.
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
During the three months ended March 31, 2024, the subsidiary borrowed and made repayments of $30.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at March 31, 2024.

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
The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility. In April 2024, the consolidated subsidiary amended the 364-Day Credit Facility to extend the commitment termination date to April 11, 2025.
During the three months ended March 31, 2024, the subsidiary borrowed and made repayments of $130.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at March 31, 2024.
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
•manage risk retention for CLOs;
•address capital needs of regulated and other subsidiaries, including our broker-dealer; and
•exchange Common Units pursuant to the Exchange Agreement or repurchase or redeem other securities issued by us.

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations(1)	$1,250,000	$—	$—	$—	$—	$—	$1,250,000
Interest on debt obligations(2)	1,754,357	52,359	76,085	76,085	76,085	81,085	1,392,658
Capital commitments(3)	526,442	526,442	—	—	—	—	—
Operating lease obligations	272,881	31,353	39,868	37,995	38,263	37,132	88,270
Repurchase agreements	81,449	1,855	5,668	25,965	22,736	25,225	—
Total contractual obligations	$3,885,129	$612,009	$121,621	$140,045	$137,084	$143,442	$2,730,928
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Securitization Notes, Senior Notes and Subordinated Notes.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of these debt obligations.
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2024” column. We generally utilize proceeds from return of capital distributions and proceeds from secured borrowings to help fund these commitments.
Additional Contingent Obligations
As of March 31, 2024 and December 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of March 31, 2024 and December 31, 2023 would be $2,025.3 million and $1,910.2 million, respectively.
As of March 31, 2024 and December 31, 2023, we had guarantees outstanding totaling $71.6 million and $73.6 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $190.6 million and $176.3 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
Total 2024 Dividend Year (through Q1 2024)			$0.41
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
On February 27, 2024, pursuant to the Amended and Restated Exchange Agreement, certain holders exchanged 17,704,987 Common Units of TPG Operating Group for 17,704,987 shares of Class A common stock. This exchange resulted in the issuance of 17,704,987 shares of Class A common stock and the cancellation of 17,704,987 shares of Class B common stock for no additional consideration. The shares of Class A common stock issued to such holders of Common Units were registered pursuant to the Company’s registration statement on Form S-3 filed on November 2, 2023. Subsequent to the exchange, certain selling stockholders sold 15,526,915 shares of Class A common stock at a public offering price of $41.64 per shares. We did not receive any proceeds from these sales of shares of Class A common stock. This exchange resulted in an increase in our tax basis of our investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. We recognized an additional liability associated with the Tax Receivable Agreement in the amount of $185.4 million in connection with the exchange.
On March 31, 2023, a pre-IPO Investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for 1,000,000 shares of Class A common stock. This exchange resulted in an increase in our tax basis of our investment in the TPG Operating Group partnerships and is subject to the Tax Receivable Agreement. We recognized an additional liability associated with the Tax Receivable Agreement in the amount of $6.3 million in connection with the exchange.

Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$436,713	$35,800
Net cash used in investing activities	(25,341)	(896)
Net cash provided by (used in) financing activities	14,297	(210,331)
Net change in cash, cash equivalents and restricted cash	425,669	(175,427)
Cash and cash equivalents, beginning of period	678,371	1,120,650
Cash and cash equivalents, end of period	$1,104,040	$945,223

Operating Activities
Operating activities provided $436.7 million and $35.8 million of cash for the three months ended March 31, 2024, and 2023, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $384.6 million and $172.6 million for the three months ended March 31, 2024 and 2023, respectively. This was partially offset by other changes in operating assets and liabilities for the three months ended March 31, 2024 and 2023, respectively.
Investing Activities
Investing activities used $25.3 million and $0.9 million of cash during the three months ended March 31, 2024, and 2023, respectively. During the three months ended March 31, 2024, cash used in investing activities is primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets. Cash used in investing activities during the three months ended March 31, 2023 is primarily related to purchases of fixed assets.
Financing Activities
Financing activities provided $14.3 million and used $210.3 million of cash during the three months ended March 31, 2024, and 2023, respectively. During the three months ended March 31, 2024, cash provided from financing activities is primarily related to the Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries. Cash used in financing activities during the three months ended March 31, 2023 primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 7.––Management's Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended March 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
Exhibits are included below.

Exhibit No.	Description
2.1	Amendment No. 3 to the Transaction Agreement, dated March 13, 2024, between TPG Operating Group II, L.P. and API Representative, LLC.
3.1*	Amended and Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
3.2*	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
4.1*
Subordinated Indenture, dated as of March 4, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).

4.2*
First Supplemental Indenture, dated as of March 4, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).

4.3*	Form of 6.950% Subordinated Notes due 2064 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).
4.4*
Senior Indenture, dated as of March 5, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

4.5*
First Supplemental Indenture, dated as of March 5, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

4.6*	Form of 5.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).
22.1	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Incorporated by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2024

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)