Form 10-Q
period 2024-06-30
TPG Inc.
filed 2024-08-06
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2024, there were 96,265,766 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 261,954,046 shares of the registrant’s Class B common stock outstanding.

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

Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), LinkedIn (https://www.linkedin.com/company/tpg-capital), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

TERMS USED IN THIS REPORT
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“TPG,” “the Company,” “we,” “our” and “us,” or like terms, refer to TPG Inc. and its consolidated subsidiaries taken as a whole.
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
•“Exchange Agreement” refers to the Amended and Restated Exchange Agreement entered into by TPG Inc. and the other parties thereto on November 1, 2023.
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
•“Public SPACs” refers to TPG Pace Beneficial II Corp. and AfterNext HealthTech Acquisition Corp.

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
•“Tax Receivable Agreement” refers to the Amended and Restated Tax Receivable Agreement entered into by TPG Inc. and the other parties thereto on November 1, 2023.
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

In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Net MoM,” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Accrued Performance—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,121,009	$665,188
Restricted cash(1)	13,184	13,183
Due from affiliates	314,953	418,977
Investments (includes assets pledged of $671,734 and $648,529 as of June 30, 2024 and December 31, 2023, respectively(1))	6,938,373	6,724,112
Intangible assets	594,400	649,508
Goodwill	436,079	436,079
Other assets	653,260	462,625
Total assets	$10,071,258	$9,369,672

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$403,719	$171,796
Due to affiliates	344,841	143,175
Debt obligations(1)	1,229,379	945,052
Accrued performance allocation compensation	4,172,369	4,096,052
Other liabilities	614,734	652,463
Total liabilities	6,765,042	6,008,538

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (102,813,336 and 80,596,501 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	103	80
Class B common stock $0.001 par value, 750,000,000 shares authorized (261,954,046 and 281,657,626 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	262	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	832,373	613,476
Accumulated deficit	(118,513)	(34,681)
Other non-controlling interests	2,591,991	2,781,977
Total equity	3,306,216	3,361,134
Total liabilities and equity	$10,071,258	$9,369,672
_________________
(1)The Company’s consolidated total assets and liabilities as of June 30, 2024 and December 31, 2023 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Fees and other	$522,800	$327,103	$1,035,095	$638,574
Capital allocation-based income	221,394	276,171	533,170	607,845
Total revenues	744,194	603,274	1,568,265	1,246,419
Expenses
Compensation and benefits:
Cash-based compensation and benefits	191,486	115,667	397,822	236,118
Equity-based compensation	227,542	155,166	455,450	312,459
Performance allocation compensation	133,753	172,077	330,187	393,418
Total compensation and benefits	552,781	442,910	1,183,459	941,995
General, administrative and other	170,184	104,544	321,816	209,417
Depreciation and amortization	32,079	8,304	65,044	16,526
Interest expense	21,502	8,518	42,624	15,936
Expenses of consolidated Public SPACs	—	453	—	972
Total expenses	776,546	564,729	1,612,943	1,184,846
Investment income (loss)
Net (losses) gains from investment activities	(16,652)	846	(21,850)	15,662
Interest, dividends and other	13,816	9,983	26,720	17,954
Investment and other income of consolidated Public SPACs	—	3,801	—	5,763
Total investment (loss) income	(2,836)	14,630	4,870	39,379
(Loss) income before income taxes	(35,188)	53,175	(39,808)	100,952
Income tax expense	22,390	13,164	26,776	25,267
Net (loss) income	(57,578)	40,011	(66,584)	75,685
Net income attributable to redeemable equity in Public SPACs	—	5,367	—	6,896
Net loss attributable to non-controlling interests in TPG Operating Group	(57,292)	(25,306)	(112,329)	(50,798)
Net income attributable to other non-controlling interests	13,691	32,755	44,203	67,337
Net (loss) income attributable to TPG Inc.	$(13,977)	$27,195	$1,542	$52,250
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$(0.15)	$0.32	$(0.08)	$0.59
Diluted	$(0.19)	$0.02	$(0.29)	$0.01
Weighted-average shares of Class A common stock outstanding
Basic	101,690,961	80,540,569	95,402,371	80,022,820
Diluted	364,765,098	309,193,210	364,558,007	309,167,174

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at March 31, 2024	100,726,778	263,952,639	$101	$264	$779,513	$(59,520)	$720,358	$2,575,960	$3,296,318
Net loss	—	—	—	—	—	(13,977)	(13,977)	(43,601)	(57,578)
Equity-based compensation	—	—	—	—	40,438	—	40,438	172,532	212,970
Capital contributions	—	—	—	—	—	—	—	36,858	36,858
Dividends/distributions	—	—	—	—	—	(45,016)	(45,016)	(139,032)	(184,048)
Shares issued for net settlement of equity-based awards	87,965	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,119)	—	(1,119)	(2,373)	(3,492)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	1,998,593	(1,998,593)	2	(2)	5,188	—	5,188	—	5,188
Equity reallocation between controlling and non-controlling interest	—	—	—	—	8,353	—	8,353	(8,353)	—
Balance at June 30, 2024	102,813,336	261,954,046	$103	$262	$832,373	$(118,513)	$714,225	$2,591,991	$3,306,216

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	1,542	1,542	(68,126)	(66,584)
Equity-based compensation	—	—	—	—	77,723	—	77,723	351,524	429,247
Capital contributions	—	—	—	—	—	—	—	37,901	37,901
Dividends/distributions	—	—	—	—	—	(85,374)	(85,374)	(330,312)	(415,686)
Shares issued for net settlement of equity-based awards	2,513,255	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(19,339)	—	(19,339)	(42,200)	(61,539)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	19,703,580	(19,703,580)	20	(20)	21,743	—	21,743	—	21,743
Equity reallocation between controlling and non-controlling interest	—	—	—	—	138,773	—	138,773	(138,773)	—
Balance at June 30, 2024	102,813,336	261,954,046	$103	$262	$832,373	$(118,513)	$714,225	$2,591,991	$3,306,216

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss) income	$(66,584)	$75,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	455,450	312,459
Performance allocation compensation	330,187	393,418
Net losses (gains) from investment activities	21,850	(15,662)
Capital allocation-based income	(533,170)	(607,845)
Depreciation and amortization	65,044	16,526
Other non-cash activities	20,119	19,210
Unrealized losses from investment activities of consolidated Public SPACs	—	83
Changes in operating assets and liabilities:
Purchases of investments	(242,218)	(196,703)
Proceeds from investments	648,609	360,743
Due from affiliates	(8,213)	20,642
Other assets	23,582	(15,620)
Accounts payable and accrued expenses	244,522	87,705
Due to affiliates	8,097	(17,191)
Accrued performance allocation compensation	(253,869)	(274,332)
Other liabilities	(62,118)	(14,413)
Assets held in Trust Accounts related to consolidated Public SPACs	—	395,303
Other assets and liabilities, net related to consolidated Public SPACs	—	294
Net cash provided by operating activities	651,288	540,302
Investing activities:
Acquisition of Angelo Gordon	(16,334)	—
Purchases of fixed assets	(16,115)	(4,954)
Net cash used in investing activities	(32,449)	(4,954)
Financing activities:
Proceeds from debt obligations	1,218,500	150,000
Repayment of debt obligations	(919,500)	(150,000)
Issuance costs on debt obligations	(16,632)	(900)
Withholding taxes paid on net settlement of equity-based awards	(61,539)	(6,489)
Contributions from holders of other non-controlling interests	37,901	8,762
Dividends/Distributions	(421,747)	(350,629)
Redemption of redeemable equity	—	(400,000)
Net cash used in financing activities	$(163,017)	$(749,256)
Net change in cash, cash equivalents and restricted cash	$455,822	$(213,908)
Cash, cash equivalents and restricted cash, beginning of period	678,371	1,120,650
Cash, cash equivalents and restricted cash, end of period	$1,134,193	$906,742
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$20,271	$22,658
Cash paid for interest	16,821	14,148
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,121,009	$893,560
Restricted cash	13,184	13,182
Cash, cash equivalents and restricted cash, end of period	$1,134,193	$906,742

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
As of June 30, 2024, TPG Inc. held approximately 28% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2024.
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
All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. As of June 30, 2024 and December 31, 2023, the Company did not have any investment in consolidated Public SPACs.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The TPG funds are considered investment companies under Accounting Standards Codification (“ASC” or the “Codification”) Topic 946, Financial Services – Investment Companies (“ASC 946”). The Company, along with the TPG funds, applies the specialized accounting promulgated in ASC 946 and, as such, neither the Company nor the TPG funds consolidate wholly-owned, majority-owned and/or controlled portfolio companies. The TPG funds record all investments in the portfolio companies at fair value. Investments in publicly traded securities are generally valued at quoted market prices based upon the last sales price on the measurement date. Discounts are applied, where appropriate, to reflect restrictions on the marketability of the investment.
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
Investments Held for Sale – Fair Value Option
Investments held for sale are held primarily for the purpose of selling in the near term. The Company elects the fair value option, in accordance with ASC Topic 825, Financial Instruments, for all investments held for sale with changes in fair value recognized in net gains (losses) from investment activities in the Condensed Consolidated Financial Statements. The fair value of such investments is based on discounted cash flows and yields, at period end. Management believes that the election of the fair value option for investments held for sale improves financial reporting by presenting the most relevant market indication of investments held for sale. Interest income on investments held for sale is calculated based upon the contractual rate of the loan and recorded in interest, dividends and other in the Condensed Consolidated Financial Statements. Up-front costs and certain other fees are expensed as incurred, or at the time of funding for the respective investment.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$413,344	$258,499	$820,761	$508,499
Monitoring fees	5,117	2,434	11,225	5,190
Transaction fees	37,112	14,802	73,298	17,275
Incentive fees	4,485	—	8,360	—
Expense reimbursements and other	62,742	51,368	121,451	107,610
Total fees and other	522,800	327,103	1,035,095	638,574

Performance allocations	200,877	262,346	490,520	578,053
Capital interests	20,517	13,825	42,650	29,792
Total capital allocation-based income	221,394	276,171	533,170	607,845

Total revenues	$744,194	$603,274	$1,568,265	$1,246,419

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
Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.33%	1.00%
NAV	0.50%	1.50%

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2024, these amounts totaled $15.2 million and $29.8 million, respectively. For three and six months ended June 30, 2023, these amounts totaled $0.5 million and $1.0 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at June 30, 2024 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Income from Investments Held for Sale – Fair Value Option
Income from investments held for sale – fair value option includes unrealized gains and losses resulting from changes in the fair value of these investments during the period. Income from investments held for sale – fair value option is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Fair Value Measurement
ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure financial assets and liabilities reported at fair value. The observability of inputs is impacted by a number of factors, including the type of instrument, characteristics specific to the instrument, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements).
Financial instruments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.
The three levels of the fair value hierarchy under ASC 820 are as follows:
Level I – Quoted prices (unadjusted) in active markets for identical financial instruments at the measurement date are used. The types of instruments generally included in Level I are publicly listed equities and debt.
Level II – Pricing inputs are other than quoted prices included within Level I that are observable for the financial instrument, either directly or indirectly. Level II pricing inputs include quoted prices for similar financial instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the instrument, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. The types of instruments generally included in Level II are restricted securities listed in active markets, corporate bonds and loans.
Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the financial instrument. The inputs used in determination of fair value require significant judgment and estimation. The types of instruments generally included in Level III are privately held debt, equity securities and contingent consideration.
In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the instrument is categorized in its entirety is determined based on the lowest level input that is significant to the instrument. Assessing the significance of a particular input to the valuation of an instrument in its entirety requires judgment and considers factors specific to the instrument. The categorization of an instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the perceived risk of that instrument.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In certain instances, an instrument that is measured and reported at fair value may be transferred into or out of Level I, II, or III of the fair value hierarchy.
In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular instrument, pricing services may use certain information with respect to transactions in such instruments, quotations from dealers, pricing matrices, market transactions of comparable instruments and various relationships between instruments. When a security is valued based on dealer quotes, the Company subjects those quotes to various criteria in making the determination as to whether a particular instrument would qualify for treatment as a Level II or Level III instrument. Some of the factors considered include the number and quality of quotes, the standard deviations of the observed quotes and the corroboration of the quotes to independent pricing services.
Level III instruments may include common and preferred equity securities, corporate debt, other privately issued securities and contingent consideration. When observable prices are not available for these securities, one or more valuation techniques (e.g., the market approach and/or the income approach) for which sufficient and reliable data is available are used. Within Level III, the use of the market approach generally consists of using comparable market transactions or other data, while the use of the income approach generally utilizes the net present value of estimated future cash flows, adjusted, as appropriate, for liquidity, credit, market and other risk factors. Due to the inherent uncertainty of these valuations, the fair values reflected in the accompanying Condensed Consolidated Financial Statements may differ materially from values that would have been used had a readily available market for the instruments existed and may differ materially from the values that may ultimately be realized. The period of time over which the underlying assets of the instruments will be liquidated is unknown.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of June 30, 2024, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 10 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles and aircraft, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases or have any significant leases that have yet to be commenced. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Repurchase Agreements
The Company, through its subsidiary, has financed the purchase of certain investments in the debt tranches of certain CLO Funds through a repurchase agreement. The Company records these investments as an asset and the related borrowings under the repurchase agreements are recorded as a liability on the Condensed Consolidated Statements of Financial Condition. The amount borrowed is the amount equal to the debt investment outstanding in the CLO. Interest income earned and interest expense incurred on the repurchase obligation are reported on the Condensed Consolidated Statements of Operations. Accrued interest receivable on investments is included in other assets and accrued interest payable on repurchase agreements is included in accounts payable and accrued expenses on the Condensed Consolidated Statements of Financial Condition.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of ASU 2024-01, but does not expect the adoption to have a material impact on its Condensed Consolidated Financial Statements and disclosures.
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions, and to income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its Condensed Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss and an amount and description of the composition of other segment items. The ASU also requires public entities to provide all annual disclosures about a reportable segments profit or loss and assets in interim periods. Further, if the CODM uses more than one measure of a segments profitability, the entity would be permitted to disclose those additional measures. All disclosure requirements under ASU 2023-07 are applicable to public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its Condensed Consolidated Financial statements and disclosures.
On October 9, 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the ASC. The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its Condensed Consolidated Financial Statements.
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
The Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), with assets acquired and liabilities assumed recorded at fair value.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the Transaction Agreement, the Company acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,143.4 million (“Purchase Price”) as described below. The Purchase Price included a combination of:
•$740.7 million in cash paid at closing;
•$16.3 million paid during the six months ended June 30, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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
The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

November 1, 2023
Purchase Price
Cash(a)	$740,703
Amounts payable to seller(b)	16,334
Common Units(c)	233,894
Fair value of Aggregate Annual Cash Holdback Amount(d)	125,158
Fair value of Earnout Payment(e)	27,315
Total Purchase Price	$1,143,404

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$383,868
Due from affiliates	184,252
Investments	1,046,375
Intangible assets	547,500
Other assets	172,282
Total assets	2,334,277
Accounts payable and accrued expenses	307,308
Due to affiliates	150,228
Accrued performance allocation compensation	744,903
Other liabilities	190,147
Total liabilities	1,392,586
Assets acquired/liabilities assumed	941,691

Total Purchase Price	1,143,404
Non-controlling interest of Angelo Gordon	4,172
Goodwill	$205,885

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

___________
(a)Represents the closing cash consideration of $740.7 million, which was comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers, which was fully released during the six months ended June 30, 2024.
(b)Represents the difference between the estimated cash consideration paid at closing and the final cash consideration determined no later than April 30, 2024 in accordance with the amended terms of the Transaction Agreement and fully paid during the three months ended June 30, 2024.
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
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023, as if the acquisition was completed as of January 1, 2022 (in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	$823,409	$1,642,761
Net income attributable to TPG Inc./controlling interest	21,576	34,479

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
4. Investments
Investments consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Equity method - performance allocations	$5,822,109	$5,664,550
Equity method - capital interests (includes assets pledged of $596,055 and $570,806 as of June 30, 2024 and December 31, 2023, respectively)	963,378	923,440
Investments held to maturity, at amortized cost (includes assets pledged of $75,679 and $77,723 as of June 30, 2024 and December 31, 2023, respectively)	81,855	83,512
Investments held for sale - fair value option	40,169	—
Equity method - fair value option	17,611	36,171
Equity method - other	11,327	11,761
Equity investments	1,924	4,678
Total investments	$6,938,373	$6,724,112

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains of investments held for sale, fair value option	$408	$—	$408	$—
Net (losses) gains of equity method investments, fair value option	(13,076)	2,918	(18,560)	20,293
Net losses of equity method investments - other	(828)	(538)	(944)	(809)
Net losses from equity investments	(3,156)	(1,534)	(2,754)	(3,822)
Total net (losses) gains from investment activities	$(16,652)	$846	$(21,850)	$15,662

Investments Held to Maturity, at Amortized Cost
In connection with the Acquisition described in Note 3, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $83.9 million and $83.8 million at June 30, 2024 and December 31, 2023, respectively.
Equity Method Investments, Fair Value Option
As of June 30, 2024, the Company held a 5.9% beneficial ownership interest in Nerdy Inc. (“NRDY”) consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $17.6 million. As of December 31, 2023, the Company held a 6.1% beneficial ownership interest in NRDY consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $36.2 million.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
Equity investments represent proprietary investment securities held by the Company. At June 30, 2024 and December 31, 2023, the Company held equity investments with readily determinable fair values of $1.9 million and $4.7 million, respectively.

5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	June 30, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale, fair value option(a)	$—	$—	$40,169	$40,169
Equity method investments, fair value option	17,611	—	—	17,611
Equity investments	1,924	—	—	1,924
Total assets	$19,535	$—	$40,169	$59,704

Liabilities
Aggregate Annual Cash Holdback Amount(b)	$—	$—	$132,211	$132,211
Earnout Payment(b)	—	—	27,096	27,096
Total liabilities	$—	$—	$159,307	$159,307
_______________
(a)Investments held for sale, fair value option are held primarily for the purpose of selling in the near term as described in Note 2 to the Condensed Consolidated Financial Statements.
(b)Contingent consideration related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.

	December 31, 2023
	Level I	Level II	Level III	Total
Assets
Equity method investments, fair value option	$36,171	$—	$—	$36,171
Equity investments	4,678	—	—	4,678
Total assets	$40,849	$—	$—	$40,849

Liabilities
Aggregate Annual Cash Holdback Amount(a)	$—	$—	$126,779	$126,779
Earnout Payment(a)	—	—	29,520	29,520
Total liabilities	$—	$—	$156,299	$156,299
_______________
(a)Contingent consideration related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.
The valuation methodology used in the determination of the changes in fair value of financial assets for which Level III inputs were used at June 30, 2024 included the discounted cash flow approach. The valuation methodology used in the determination of the changes in fair value of financial liabilities for which Level III inputs were used at June 30, 2024 and December 31, 2023 included a combination of the present value approach and multiple probability simulation approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investments held for sale, fair value option
Balance, beginning of period	$—	$—	$—	$—
Purchases	39,761	—	39,761	—
Unrealized gains, net	408	—	408	—
Balance, end of period	$40,169	$—	$40,169	$—

Financial liabilities
Balance, beginning of period	$155,542	$—	$156,299	$—
Unrealized losses, net	3,765	—	3,008	—
Balance, end of period	$159,307	$—	$159,307	$—

Total realized and unrealized gains and losses recorded for Level III investments held for sale, fair value option are reported in net gains (losses) from investment activities in the Condensed Consolidated Statements of Operations. Total realized and unrealized gains and losses recorded for Level III financial liabilities are reported in interest, dividends and other in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value June 30, 2024	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets
Investments held for sale, fair value option	$40,169	Discounted cash flow	Yield	18.9%
	$40,169

Liabilities
Aggregate Annual Cash Holdback Amount	$132,211	Present value	Discount rate	8.0%
Earnout Payment	27,096	Multiple probability simulation	Estimated revenue volatility	21.1%
	$159,307
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
Intangible Assets
The following table summarizes the carrying values of intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$331,600	$(80,427)	$251,173	$331,600	$(54,707)	$276,893
Management contracts(a)	302,000	(34,424)	267,576	307,000	(20,553)	286,447
Technology(a)	46,000	(7,667)	38,333	46,000	(1,917)	44,083
Investor relationships	25,000	(6,250)	18,750	25,000	(5,208)	19,792
Trade name(a)	15,500	(1,879)	13,621	15,500	(500)	15,000
Other intangible assets(b)	8,494	(3,547)	4,947	8,494	(1,201)	7,293
Total intangible assets	$728,594	$(134,194)	$594,400	$733,594	$(84,086)	$649,508
_______________
(a)Includes intangible assets with a net carrying value of $498.3 million and $540.4 million as of June 30, 2024 and December 31, 2023, respectively, related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of June 30, 2024 and December 31, 2023.
No impairment losses on intangible assets were recorded during the three and six months ended June 30, 2024 and 2023.
Intangible asset amortization expense was $27.6 million and $55.1 million for the three and six months ended June 30, 2024, respectively, and $7.1 million and $14.2 million for the three and six months ended June 30, 2023, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2024 (in thousands):

Remainder of 2024	$55,113
2025	105,239
2026	99,949
2027	96,149
2028	76,244
Thereafter	160,712
Total	$593,406
Goodwill

As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $436.1 million.
No impairment losses on goodwill were recorded during the three and six months ended June 30, 2024 and 2023.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and six months ended June 30, 2024 and 2023, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2024	December 31, 2023
Investments (includes assets pledged of $596,055 and $570,806 as of June 30, 2024 and December 31, 2023, respectively)	$941,879	$903,119
Due from affiliates	165,892	293,233
Potential clawback obligation	1,947,842	1,910,247
Due to affiliates	47,669	56,262
Maximum exposure to loss	$3,103,282	$3,162,861
Additionally, cumulative performance allocations of $5.8 billion and $5.7 billion as of June 30, 2024 and December 31, 2023, respectively, are subject to reversal in the event of future losses.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of June 30, 2024 and December 31, 2023, the carrying amount of secured notes issued by the VIEs was $245.7 million and $245.6 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.3 million and $4.4 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$8,280	$6,057
Restricted cash	13,184	13,183
Participation rights receivable(a)	596,055	570,806
Due from affiliates	1,293	434
Total assets	$618,812	$590,480

Accrued interest	$191	$191
Due to affiliates and other	67,816	5,484
Secured borrowings, net	245,721	245,567
Total liabilities	$313,728	$251,242
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of June 30, 2024		As of December 31, 2023
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$—	6.44%	$501,000	6.45%
Senior Notes(b)	March 2024	March 2034	600,000	593,727	5.88%	—	—
Subordinated Notes(c)	March 2024	March 2064	400,000	389,931	6.95%	—	—
Senior Unsecured Term Loan(d)	December 2021	N/A	—	—	N/A	198,485	6.45%
Secured Borrowings - Tranche A(e)	May 2018	June 2038	200,000	196,558	5.33%	196,434	5.33%
Secured Borrowings - Tranche B(e)	October 2019	June 2038	50,000	49,163	4.75%	49,133	4.75%
364-Day Revolving Credit Facility(f)	April 2023	April 2025	150,000	—	7.34%	—	7.35%
Subordinated Credit Facility(g)	August 2014	August 2025	30,000	—	7.69%	—	7.70%
Total debt obligations			$2,630,000	$1,229,379		$945,052
_______________
(a)The Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At June 30, 2024, the Company is in compliance with these covenants and conditions.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 as described above.
(c)On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064 as described above.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
(e)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At June 30, 2024, the Company is in compliance with these covenants and conditions.
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
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of
	June 30, 2024	December 31, 2023
Senior Notes(a)	$602,148	$—
Subordinated Notes(b)	415,360	—
Secured Borrowings - Tranche A(c)	193,340	193,461
Secured Borrowings - Tranche B(c)	47,506	47,240
_______________
(a)Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(b)Fair value is based on quoted prices in active markets since the debt is publicly listed and the notes are classified as Level I within the fair value hierarchy.
(c)Fair value is based on current market rates and credit spreads of the Company’s Senior Notes and debt with similar maturities. The notes are classified as Level II within the fair value hierarchy.
In the case of the Company’s Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility, Senior Unsecured Term Loan and 364-Day Revolving Credit Facility, the fair values approximate the carrying amounts represented in the Condensed Consolidated Financial Statements due to their variable rate nature.
During the three and six months ended June 30, 2024, the Company incurred interest expense of $19.5 million and $36.6 million, respectively, on its debt obligations. During the three and six months ended June 30, 2023, the Company incurred interest expense of $7.1 million and $13.2 million, respectively, on its debt obligations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
As of June 30, 2024 and December 31, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $333.4 million and $109.3 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchanges of Common Units for Class A common stock on February 27, 2024 and May 21, 2024. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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
As of June 30, 2024 and December 31, 2023, the Company has recognized a valuation allowance of $98.3 million and $92.6 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of June 30, 2024 and December 31, 2023, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $234.4 million and $24.6 million, respectively. During the six months ended June 30, 2024, certain holders of Common Units exchanged 19,703,580 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Condensed Consolidated Financial Statements. In connection with these exchanges, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $211.9 million, which is included in due to affiliates within the Condensed Consolidated Statements of Financial Condition.
The Company’s effective tax rate was (63.6)% and 24.8% for the three months ended June 30, 2024 and 2023, respectively and (67.3)% and 25.0% for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests and (ii) certain compensation expense that is not tax deductible.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and six months ended June 30, 2024 and 2023, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six months ended June 30, 2024 and 2023, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The Company is monitoring developments and evaluating the potential impact. As of June 30, 2024, the Company has not accrued a top up tax related to Pillar Two. However, the Company continues to evaluate potential implications of these rules on future results.
10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Portfolio companies	$91,463	$60,227
Partners and employees	1,676	2,293
Other related entities	55,922	63,224
Unconsolidated VIEs	165,892	293,233
Due from affiliates	$314,953	$418,977

Portfolio companies	$10,403	$8,461
Partners and employees	267,015	51,647
Other related entities	19,754	26,805
Unconsolidated VIEs	47,669	56,262
Due to affiliates	$344,841	$143,175
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the six months ended June 30, 2024, these partners and employees exchanged 19,703,580 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. At June 30, 2024, the Company recorded a Tax Receivable Agreement liability in the amount of $211.9 million in connection with the exchanges which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the six months ended June 30, 2024 and 2023 totaled $59.1 million and $56.4 million, respectively.

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
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and six months ended June 30, 2024 were $4.3 million and $8.6 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and six months ended June 30, 2023 were $4.5 million and $9.1 million, respectively.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee from a former affiliate. As of April 2024, the contracts to provide services to such party have ended. A portion of these fees are recognized as fees and other in the Condensed Consolidated Statements of Operations in the amount of $2.9 million and $10.9 million for the three and six months ended June 30, 2024, respectively, and $6.8 million and $14.1 million for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2024 and 2023, these related parties made payments associated with these arrangements of $12.6 million, and $16.5 million, respectively.
Investments in SPACs
The Company has invested in and sponsored SPACs which were formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitled the holder to purchase one share of Class A ordinary shares at a fixed exercise price) were sold to investors. Each SPAC provided its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts related to gross proceeds received from the IPO and could only be used for the initial business combination and any possible investor redemptions. If the SPAC was unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs redeemed all public shares. The ownership interest in each SPAC which was not owned by the Company was reflected as redeemable equity attributable to Public SPACs in the accompanying Condensed Consolidated Financial Statements. As of August 16, 2023, the Company no longer had any investment in consolidated Public SPACs.
The Company consolidated these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties were eliminated in consolidation.
On April 17, 2023, TPG Pace Beneficial II Corp. (“YTPG”) redeemed all of its Class A Ordinary Shares at a per-share redemption price of approximately $10.00, because YTPG did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of April 17, 2023, the YTPG Class A Ordinary Shares were deemed cancelled and represented only the right to receive the redemption amount. FPAs entered into by YTPG at the time of its IPO were terminated on April 17, 2023. After April 17, 2023, YTPG ceased all operations except for those required to wind up its business.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost(a):
Operating lease cost	$11,828	$6,708	$23,939	$13,339
Short-term lease costs	274	180	489	313
Variable lease cost	2,596	1,800	5,570	3,591
Sublease income	(364)	(852)	(1,292)	(1,668)
Total lease cost	$14,334	$7,836	$28,706	$15,575
Weighted-average remaining lease term			6.3	6.6
Weighted-average discount rate			5.11%	4.15%

__________
(a)Office rent expense for the three and six months ended June 30, 2024 was $12.0 million and $24.2 million respectively. Office rent expense for the three and six months ended June 30, 2023 was $6.7 million and $13.3 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$18,170	$14,981
Other non-cash changes in right-of-use assets	528	6,042
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of June 30, 2024 (in thousands):

Year Due	Lease Amount
Remainder of 2024	$21,097
2025	39,316
2026	37,622
2027	38,271
2028	37,132
2029	88,270
Total future undiscounted operating lease payments	261,708
Less: imputed interest	(36,530)
Present value of operating lease liabilities	$225,178

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At June 30, 2024 and December 31, 2023, the maximum obligations guaranteed under these agreements totaled $2,605.1 million and $1,789.3 million, respectively. At June 30, 2024, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2025	$150,000
August 2025	30,000
June 2026	60,000
December 2026	126,565
September 2028	1,200,000
December 2028	9,444
June 2030	29,124
March 2034	600,000
March 2064	400,000
Total	$2,605,133
At June 30, 2024 and December 31, 2023, the amounts outstanding related to these guarantees was $1,101.3 million and $807.6 million, respectively.
Commitments
At June 30, 2024, the TPG Operating Group had unfunded investment commitments of $536.5 million to the investment funds that the Company manages and other strategic investments.
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
At June 30, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At June 30, 2024, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,947.8 million.
During the six months ended June 30, 2024, the general partners made no payments on the clawback liability.

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
Based on information presently known by management, the Company has not recorded a potential liability related to any pending legal proceeding except as disclosed below, and is not subject to any legal proceedings that we expect to have a material impact on our operations, financial positions or cash flows. It is not possible, however, to predict the ultimate outcome of all pending legal proceedings, and the claimants in the matter discussed below seek potentially large and indeterminate amounts. As such, although we do not consider such an outcome likely, given the inherent unpredictability of legal proceedings, it is possible that an adverse outcome in the matter described below or certain other matters could have a material effect on the Company’s financial results in any particular period.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company is cooperating with the SEC’s investigation and is in advanced discussions about a possible resolution. As of June 30, 2024, the Company has recorded an updated contingent liability related to the matter.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(57,578)	$40,011	$(66,584)	$75,685
Less:
Net income attributable to redeemable equity in Public SPACs	—	5,367	—	6,896
Net loss attributable to non-controlling interests in TPG Operating Group	(57,292)	(25,306)	(112,329)	(50,798)
Net income attributable to other non-controlling interests	13,691	32,755	44,203	67,337
Net income attributable to Class A Common Stockholders prior to distributions	(13,977)	27,195	1,542	52,250
Reallocation of earnings to unvested participating restricted stock units(a)	(1,637)	(1,723)	(9,197)	(5,419)
Net income attributable to Class A Common Stockholders - Basic	(15,614)	25,472	(7,655)	46,831
Net loss assuming exchange of non-controlling interest	(51,995)	(22,398)	(98,411)	(44,335)
Reallocation of income from participating securities assuming exchange of Common Units	—	1,596	—	—
Net income attributable to Class A Common Stockholders - Diluted	$(67,609)	$4,670	$(106,066)	$2,496
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	101,690,961	80,540,569	95,402,371	80,022,820
Exchange of Common Units to Class A Common Stock	263,074,137	228,652,641	269,155,636	229,144,354
Weighted-Average Shares of Common Stock Outstanding - Diluted	364,765,098	309,193,210	364,558,007	309,167,174
Net income (loss) available to Class A common stock per share
Basic	$(0.15)	$0.32	$(0.08)	$0.59
Diluted	$(0.19)	$0.02	$(0.29)	$0.01
Dividends declared per share of Class A Common Stock(b)	$0.41	$0.20	$0.85	$0.70
___________
(a)No undistributed losses were allocated to unvested participating restricted stock units during the three and six months ended June 30, 2024 and 2023, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The second quarter dividends were declared on August 6, 2024 and are payable on August 30, 2024.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. As of June 30, 2024, the share reserve available for issuance under the Omnibus Plan was 31,731,096.
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of restricted stock units which entitle the holder to one share of Class A common stock upon vesting.
In conjunction with the Angelo Gordon Acquisition, described in Note 3 to the Condensed Consolidated Financial Statements, the Company agreed to grant an aggregate of 8.4 million Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 7.9 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding restricted stock unit awards as of June 30, 2024 (in millions, including share data):

	Units Outstanding as of June 30, 2024	Compensation Expense for the Three Months Ended		Compensation Expense for the Six Months Ended		Unrecognized Compensation Expense as of June 30, 2024
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Restricted Stock Units
Special Purpose Awards:
Service Awards	16.7	$33.5	$13.1	$67.8	$29.2	$401.5
Market Condition Awards	4.7	7.8	1.3	13.0	2.6	70.5

Ordinary Awards:
Service Awards	7.4	21.4	10.6	42.3	20.5	219.5
Performance Condition Awards	0.1	—	0.3	(1.7)	0.5	—
Total Restricted Stock Units	28.9	$62.7	$25.3	$121.4	$52.8	$691.5
For the three and six months ended June 30, 2024, the Company recorded total restricted stock unit compensation expense of $62.7 million and $121.4 million, respectively. For the three and six months ended June 30, 2023, the Company recorded total restricted stock unit compensation expense of $25.3 million and $52.8 million respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.9 million and $1.8 million for the three and six months ended June 30, 2024 and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and six months ended June 30, 2024, the Company had 49,843 and 4,067,245 restricted stock units vest at a fair value of $2.2 million and $161.5 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 27,943 shares of TPG Inc. Class A Common stock, net of withholding tax of $0.9 million for the three months ended June 30, 2024 (excluding vested, but unsettled units) and by issuing 2,513,255 shares of TPG Inc. Class A Common stock, net of withholding tax of $61.8 million, for the six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company had 33,899 and 464,516 restricted stock units vest at a fair value of $1.0 million and $15.6 million, respectively. The restricted stock units were settled by issuing 18,748 and 271,417 shares of TPG Inc. Class A Common stock, net of withholding tax of $0.5 million and $6.5 million, respectively.
Service Awards
For the six months ended June 30, 2024 and 2023 the Company granted 5.3 million and 3.8 million Service Awards, respectively. The grant date fair value was the public share price on their respective grant date. The following table presents the rollforward of the Company’s unvested Service Awards for the six months ended June 30, 2024 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	23.3	$30.62
Granted	5.3	39.64
Vested	(3.9)	30.57
Forfeited	(0.6)	30.37
Balance at June 30, 2024	24.1	$32.64
As of June 30, 2024, there was approximately $621.0 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.3 years.
Performance Condition Awards
In 2022 the Company also granted 0.1 million of Ordinary Performance Condition Awards. As these awards were deemed improbable of vesting in a prior period, the Company is no longer recognizing equity-based compensation expense associated with these awards and will continue to monitor the awards until the end of the respective performance period.
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
Compensation expense for Service Awards is recognized on a straight-line basis and for the Market Condition Awards using the accelerated attribution method on a tranche by tranche basis. As of June 30, 2024, the first market price component of a Class A common stock share price of $44.25 was met, which triggered a vesting event of 0.1 million Market Condition Awards.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table presents the roll forwards of the Company’s unvested Market Condition Awards for the six months ended June 30, 2024 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	5.0	$20.10
Granted	—	—
Vested, unsettled	(0.1)	17.58
Forfeited	(0.2)	16.58
Balance at June 30, 2024	4.7	$20.30
As of June 30, 2024, there was approximately $70.5 million of total estimated unrecognized compensation expense related to unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.8 years.
Other Awards
As a result of the Reorganization and the IPO in 2022, the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, in conjunction with the Reorganization, the IPO and the acquisition of NewQuest, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock subject to both service and performance conditions, some of which are deemed probable of achieving.
In conjunction with the Angelo Gordon Acquisition, as described in Note 3 to the Condensed Consolidated Financial Statements, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
The following table summarizes the outstanding Other Awards as of June 30, 2024 (in millions, including share data):

	Unvested Units/Shares Outstanding as of June 30, 2024	Compensation Expense for the Three Months Ended		Compensation Expense for the Six Months Ended		Unrecognized Compensation Expense as of June 30, 2024
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
TPH and RPH Units
TPH units	36.9	$72.6	$100.5	$147.3	$201.1	$716.8
RPH units	0.3	14.1	19.1	28.8	38.3	103.0
Total TPH and RPH Units	37.2	$86.7	$119.6	$176.1	$239.4	$819.8

Common Units and Class A Common Stock
Common Units	45.0	$58.8	$4.7	$121.9	$8.3	$962.8
Class A Common Stock	0.6	4.4	4.3	8.8	8.7	8.9
Total Common Units and Class A Common Stock	45.6	$63.2	$9.0	$130.7	$17.0	$971.7

TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $86.7 million and $176.1 million for the three and six months ended June 30, 2024, respectively. The Company recognized compensation expense of $119.6 million and $239.4 million for three and six months ended June 30, 2023, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the six months ended June 30, 2024 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	37.2	$24.54	0.3	$457.10
Reallocated	1.2	37.94	—	—
Vested	(0.3)	27.17	—	—
Forfeited	(1.2)	24.77	(0.0)	457.10
Balance at June 30, 2024	36.9	$27.17	0.3	$457.10

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of June 30, 2024, there was approximately $819.8 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $63.2 million and $130.7 million for the three and six months ended June 30, 2024, respectively. The expense for the three and six months ended June 30, 2023 totaled $9.0 million and $17.0 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the six months ended June 30, 2024 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	45.4	$25.43	1.1	$29.50
Granted	0.1	39.75	—	—
Vested	(0.4)	27.48	(0.5)	29.50
Forfeited	(0.1)	25.36	—	—
Balance at June 30, 2024	45.0	$25.43	0.6	$29.50
Forfeited Common Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2024 was $971.7 million.
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
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. For the three and six months ended June 30, 2024, the Company recognized compensation expense of $12.8 million and $21.9 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis. Total unrecognized compensation expense related to these awards as of June 30, 2024 was $103.3 million.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the three and six months ended June 30, 2024, the Company recognized $2.9 million and $7.1 million, respectively, of management fees and compensation and benefits expense. During the three and six months ended June 30, 2023, the Company recognized $2.0 million and $4.5 million, respectively, of management fees and compensation and benefits expense.
15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. During the three months ended June 30, 2024, certain stockholders transferred to third parties 1,652,938 shares of the Company’s nonvoting Class A common stock at which point such shares converted automatically into shares of Class A common stock in accordance with their terms. As of June 30, 2024, 96,207,373 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 261,954,046 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
Total 2024 Dividend Year (through Q2 2024)			$0.83

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A Common Stock.
On May 21, 2024, certain holders of Common Units exchanged 1,998,593 Common Units for an equal number of shares of Class A Common Stock. The exchange resulted in the issuance of 1,998,593 shares of Class A common stock and the cancellation of 1,998,593 shares of Class B common stock for no additional consideration.
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
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Distributions to holders of other non-controlling interests	$6,564	$4,954
Deferred tax assets	227,116	—
Due to affiliates	205,373	—
Additional paid-in-capital	21,743	—
Pursuant to the Exchange Agreement, on March 30, 2023 a pre-IPO Investor exchanged 1,000,000 Common Units of each TPG Operating Group partnership for 1,000,000 shares of Class A common stock. This exchange resulted in the issuance of 1,000,000 shares of Class A common stock and the cancellation of 1,000,000 shares of Class B common stock for no additional consideration.
16. Subsequent Events
Other than the event noted in Note 15 to the Condensed Consolidated Financial Statements, there have been no additional events since June 30, 2024 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Overview
TPG is a leading global alternative asset manager with $229.0 billion in assets under management (“AUM”) as of June 30, 2024. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
We offer a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit and real estate, and have constructed a high-quality base of assets under management within attractive sub-segments of these asset classes. The strength of our investment performance and our proven ability to innovate within our business, together with our ongoing focus on strategic, inorganic growth has led to consistent historical growth in our assets under management, all with the support of a scaled infrastructure that provides our business with a high degree of operating leverage. Recently, we have also pursued highly strategic inorganic growth, most notably with our acquisition on November 1, 2023 of Angelo Gordon, a scaled alternative investment firm focused on credit and real estate investing.
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 300 active portfolio companies, more than 300 real estate properties and over 5,000 credit positions, across more than 30 countries.
Our firm consists of six multi-strategy investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) TPG Angelo Gordon, (5) Real Estate and (6) Market Solutions. Each of our six investment platforms is comprised of a number of products that are complementary to each other and provide our clients with differentiated avenues for capital deployment. Most of our products have raised multiple generations of funds, which we believe highlights the value these products provide to our clients.

Capital	Growth	Impact	TPG Angelo Gordon		Real Estate	Market Solutions
				Credit	**Real Estate**		
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$71.8 billion AUM	**$26.7 billion** AUM	**$19.4 billion** AUM	**$67.5 billion** AUM	**$18.2 billion** AUM	**$17.3 billion** AUM	**$8.1 billion** AUM
Products	TPG Capital TPG Asia TPG Healthcare Partners Continuation Vehicles	TPG Growth TPG Tech Adjacencies TPG Digital Media TPG Life Sciences Innovation	The Rise Funds TPG Rise Climate TPG NEXT	TPG AG Credit Solutions TPG AG Structured Credit & Specialty Finance TPG AG Middle Market Direct Lending TPG AG CLOs TPG AG Multi-Strategy	TPG AG U.S. Real Estate TPG AG Asia Real Estate TPG AG Europe Real Estate TPG AG Net Lease	TPG Real Estate Partners Real Estate Thematic Advantage Core Plus TPG RE Finance Trust (TRTX) TPG Real Estate Credit Opportunities (TRECO)	Public Market Investing Capital Markets Private Market Solutions

_________________
Note: AUM as of June 30, 2024.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in four primary products: (1) TPG Capital, (2) TPG Asia, (3) TPG Healthcare Partners, and (4) Continuation Vehicles.
The following table presents certain data about our Capital platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$72	$38	10	$17
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $42.6 billion in assets under management as of June 30, 2024. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $21.9 billion in assets under management as of June 30, 2024. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
Product: TPG Healthcare Partners
We established TPG Healthcare Partners, or “THP”, in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Product: Continuation Vehicles
Periodically, across our platforms and investment portfolios, we identify companies in which certain of our limited partners would like to remain invested but which we own in a fund nearing the end of its life. In these situations, we have utilized single-asset continuation vehicles (“CVs”) managed by TPG that allow the limited partners who choose to do so to remain invested in a portfolio company beyond the life of the TPG fund that initially invested in the company. CVs are attractive for our limited partners, who have the opportunity to retain ongoing exposure to strong assets, and for TPG, as these vehicles extend the duration of our investment capital.
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing vehicle. Our Growth platform provides us with a flexible mandate to invest in companies across our core sectors that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in four primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Digital Media, and (4) TPG Life Sciences Innovation.
The following table presents certain data about our Growth platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$27	$12	9	$5
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $17.6 billion in assets under management as of June 30, 2024. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $6.5 billion in assets under management as of June 30, 2024, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
Product: TPG Digital Media
TPG Digital Media, or “TDM”, is a flexible source of capital focused on pursuing control equity investments in digital media. TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes.

Product: TPG Life Sciences Innovation
TPG Life Sciences Innovation, or “LSI”, was launched in 2023 and seeks to invest in the life sciences sector in novel therapeutics as well as digital health, medical devices, diagnostics and tech-enabled services. LSI invests across different therapeutic areas and stages, from company creation to IPO, and leverages TPG’s broad experience in the healthcare sector.
Platform: Impact
Our multi-fund Impact platform, which we believe is among the largest in the industry, pursues both competitive financial returns and measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of value-add stakeholders including:
•Y Analytics: A public benefit organization that is wholly owned by TPG and which we founded to provide impact research and rigorous assessment measures for impact investments, and today functions as TPG’s firm-wide ESG and impact performance arm.
•The TPG Rise Global Advisory Board: A group of experienced investors and global thought leaders with a deep personal and professional commitment to driving social and environmental change.
•The TPG Rise Climate Coalition: A partnership between TPG and 28 leading global corporations that are investors in TPG Rise Climate, to accelerate the sharing of knowledge, best practices and investment opportunities within climate solutions among the group and more broadly across the TPG Impact platform.
Based on our investment strategy and performance track record, we have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in three primary products: (1) The Rise Funds, (2) TPG Rise Climate, and (3) TPG NEXT.
The following table presents certain data about our Impact platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$14	6	$5
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with $9.0 billion in assets under management as of June 30, 2024. The Rise Fund’s core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and invest globally.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate is our dedicated climate impact investing product, which has raised $7.3 billion in total commitments. TPG Rise Climate pursues climate-related investments that benefit from the diverse skills of TPG’s investing professionals, the strategic relationships developed across TPG’s existing portfolio of climate-focused companies, and a global network of executives and advisors. TPG Rise Climate takes a broad-based approach to investment types, from growth equity to value-added infrastructure, and focuses on climate solutions in thematic areas including clean electrons, clean molecules and materials and negative emissions.
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
The following table presents certain data about our TPG AG Credit platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$67	$41	77	$11
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $14.9 billion in assets under management as of June 30, 2024, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions and Essential Housing closed-ended funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-ended fund, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally-managed, publicly traded residential mortgage real estate investment trust. As of June 30, 2024, TPG AG Structured Credit & Specialty Finance had $17.6 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-ended fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), AG Twin Brook Capital Income Fund (“TCAP”). As of June 30, 2024, TPG AG Middle Market Direct Lending had $24.3 billion in assets under management.
Product: TPG AG CLOs
TPG AG CLOs, with $8.4 billion in assets under management as of June 30, 2024 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO platform is Global with investment teams in both New York and London. TPG AG U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and our Euro CLOs invest in Euro-denominated loans and secured bonds. Our Global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. TPG AG CLOs include performing credit bespoke vehicles, CLO funds and direct investment in the tranches of Northwoods CLOs.

Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.2 billion in assets under management as of June 30, 2024, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
TPG AG Real Estate
TPG Angelo Gordon’s real estate products (collectively referred to as “TPG AG Real Estate”) are (1) TPG AG U.S. Real Estate, (2) TPG AG Asia Real Estate, (3) TPG AG Europe Real Estate, and (4) TPG AG Net Lease. TPG AG Real Estate products in the United States, Asia and Europe primarily focus on the acquisition of equity interests of underperforming and undervalued assets, where we can employ our opportunistic and value-add strategies to improve performance. We believe TPG AG Real Estate’s extensive and proprietary network of operating partners across each of the regions where we operate positions us to effectively identify inefficiencies and source opportunities on an off-market basis. TPG AG Net Lease primarily invests in single tenant commercial real estate acquired in simultaneous sale-leaseback transactions.
The following table presents certain data about our TPG AG Real Estate platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$14	25	$7
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.5 billion in assets under management as of June 30, 2024, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.1 billion in assets under management as of June 30, 2024, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.5 billion in assets under management as of June 30, 2024, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.

Product: TPG AG Net Lease
TPG AG Net Lease, with $2.2 billion in assets under management as of June 30, 2024, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through four primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus, (3) TPG RE Finance Trust, Inc., and (4) TPG Real Estate Credit Opportunities.
The following table presents certain data about our Real Estate platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$17	$12	5	$7
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.2 billion in assets under management as of June 30, 2024, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.8 billion in assets under management as of June 30, 2024, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of June 30, 2024, the TRTX loan investment portfolio consisted of 48 first mortgage loans (or interests therein) and total loan commitments of $3.3 billion.
Product: TPG Real Estate Credit Opportunities
TPG Real Estate Credit Opportunities (“TRECO”), which was established in 2023, is our opportunistic, real estate credit strategy targeting risk-adjusted returns through investments primarily in real estate-related high-yield senior and subordinate loans and securities. TRECO focuses on select sectors and geographies where we have distinct expertise informed by our longstanding practice around theme development. The fund has a flexible mandate and seeks to invest opportunistically across the credit spectrum.

Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of June 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$8	$6	10	$2
Product: TPG Public Equities
TPG Public Equities (“TPEP”) seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP manages a $1.8 billion long / short fund and a $1.2 billion long-only fund as of June 30, 2024, both of which are managed with broad, opportunistic mandates.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In the three and six months ended June 30, 2024, our capital markets business drove $46.7 million and $92.9 million in transaction revenue, respectively. In the three and six months ended June 30, 2023, our capital markets business drove $17.2 million and $22.5 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Product: Private Markets Solutions
Our private markets solutions business provides single asset solutions to private asset owners, typically through continuation vehicles, funds or underlying third-party investment managers who will continue to control such assets in which the funds invest. Our private markets solutions business is organized into two businesses: (1) NewQuest and (2) TPG GP Solutions (“TGS”).
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.2 billion in assets under management as of June 30, 2024, NewQuest is principally focused on complex secondary transactions.

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
Trends Affecting our Business
Our business is affected by a variety of factors, including financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of funds managed by TPG, as well as our ability to source attractive investments and deploy the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment platforms and our shared investment themes focusing on attractive and resilient sectors of the global economy has historically contributed to the stability of our performance throughout market cycles.
The U.S. market environment was constructive and relatively stable during the three months ended June 30, 2024, as the domestic economy remained on solid footing while inflationary pressures moderately eased.
U.S. employment data continued to show strength, with the economy adding 532,000 net payrolls over April, May and June. Unemployment remained relatively low during the second quarter, though rose slightly to 4.1% as of the June 2024 Labor Report, up from 3.8% as of the end of the first quarter of 2024.
Inflationary pressures largely eased during the quarter, despite continued economic growth and a strong labor market. The latest reading of the U.S. Consumer Price Index (“CPI”) showed prices increased 3.3% over the prior twelve months, a slower rate of growth than the 3.5% level observed as of the end of the first quarter of 2024. Similarly core CPI, which excludes food and energy, fell to 3.4% annual growth as of the latest reading, down from 3.8% as of the end of the first quarter.
Despite the progress on inflation, levels remain above the Federal Reserve’s target of 2.0%. The central bank has kept rates restrictive in response, electing to hold Federal Funds rates steady at 5.25% - 5.50% at both meetings during the second quarter of 2024. The Federal Reserve has now held rates steady for seven consecutive meetings, though the latest progress on inflation has increased expectations that a rate cut could occur at the Federal Reserve’s July or September meetings. Other global central banks have already elected to reduce rates, with the European Central Bank lowering its key interest rate during the quarter to 3.75% from 4.0%, its first rate cut in almost five years.
U.S. Treasury yields slightly rose during the second quarter of 2024, with moves more pronounced towards the longer end of the curve. Yields on the 10-Year Treasury rose approximately 20 basis points relative to the end of the first quarter of 2024, closing the quarter at 4.40%. 2-Year Treasury yields rose approximately 13 basis points, ending the quarter at 4.76%.
In corporate credit markets, both U.S. and European high yield generated positive performance in the second quarter of 2024. According to J.P. Morgan data, U.S. high yield gained 1.2% and the European market returned 1.5% during the three-month period. In the United States, high yield bond spreads widened by 8 basis points to 351 basis points, while in Europe, high yield spreads tightened 14 basis points to end the quarter at 416 basis points. In the United States, default activity was muted during the quarter, resulting in the high yield default rate declining from 2.6% to 1.7%, though in Europe, the high yield default increased modestly from 2.6% to 2.8%. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 1.92% return, and the J.P. Morgan European Leveraged Loan Index posted a 2.37% return for the second quarter of 2024. From a spread and yield basis, the US Leveraged Loan Index ended the quarter at a yield of 8.78% and 464 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 8.07% and 511 basis point spread.
Major U.S. equity indices were mixed during the three months ended June 30, 2024, with a high degree of underlying dispersion from a sector and size perspective. The S&P 500 and Nasdaq gained 3.9% and 8.3% respectively, while the Dow Jones fell (1.7%). The S&P 500 and Nasdaq were boosted by the significant outperformance of mega-cap technology stocks such as NVIDIA Corp. and Apple Inc., which gained 36.7% and 22.8% during the quarter, respectively. Information Technology and Communication Services were broadly the top performing S&P sectors during the quarter, gaining 13.6% and 9.1%. Materials, Industrials and Energy were relative laggards, falling (4.9%), (3.3%) and (3.2%), respectively. Small-cap stocks were also laggards, with the Russell 2000 index falling (3.6%). Volatility, as measured by the CBOE Volatility Index, was relatively unchanged for the three months ending June 30, 2024, ending the quarter at 12.4, down from 13.0 as of the end of the prior quarter.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 28% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of June 30, 2024. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Angelo Gordon
On November 1, 2023, we acquired Angelo Gordon pursuant to the terms and subject to the conditions set forth in the Transaction Agreement. Pursuant to the Transaction Agreement, we acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,143.4 million (the “Purchase Price”), comprised of:
•$740.7 million in cash paid at closing;
•$16.3 million paid during the six months ended June 30, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from our funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from investment funds. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of preferred returns or high water marks, where applicable, in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by ASC Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$522,800	$327,103	$1,035,095	$638,574
Capital allocation-based income	221,394	276,171	533,170	607,845
Total revenues	744,194	603,274	1,568,265	1,246,419
Expenses
Compensation and benefits:
Cash-based compensation and benefits	191,486	115,667	397,822	236,118
Equity-based compensation	227,542	155,166	455,450	312,459
Performance allocation compensation	133,753	172,077	330,187	393,418
Total compensation and benefits	552,781	442,910	1,183,459	941,995
General, administrative and other	170,184	104,544	321,816	209,417
Depreciation and amortization	32,079	8,304	65,044	16,526
Interest expense	21,502	8,518	42,624	15,936
Expenses of consolidated Public SPACs	—	453	—	972
Total expenses	776,546	564,729	1,612,943	1,184,846
Investment income (loss)
Net (losses) gains from investment activities	(16,652)	846	(21,850)	15,662
Interest, dividends and other	13,816	9,983	26,720	17,954
Investment and other income of consolidated Public SPACs	—	3,801	—	5,763
Total investment (loss) income	(2,836)	14,630	4,870	39,379
(Loss) income before income taxes	(35,188)	53,175	(39,808)	100,952
Income tax expense	22,390	13,164	26,776	25,267
Net (loss) income	(57,578)	40,011	(66,584)	75,685
Net income attributable to redeemable equity in Public SPACs	—	5,367	—	6,896
Net loss attributable to non-controlling interests in TPG Operating Group	(57,292)	(25,306)	(112,329)	(50,798)
Net income attributable to other non-controlling interests	13,691	32,755	44,203	67,337
Net (loss) income attributable to TPG Inc.	$(13,977)	$27,195	$1,542	$52,250

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$(0.15)	$0.32	$(0.08)	$0.59
Diluted	$(0.19)	$0.02	$(0.29)	$0.01
Weighted-average shares of Class A common stock outstanding
Basic	101,690,961	80,540,569	95,402,371	80,022,820
Diluted	364,765,098	309,193,210	364,558,007	309,167,174

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues
Revenues consisted of the following for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change	%

	($ in thousands)
Management fees	$413,344	$258,499	$154,845	60%
Transaction, monitoring and other fees, net	46,714	17,236	29,478	171%
Expense reimbursements and other	62,742	51,368	11,374	22%
Total fees and other	522,800	327,103	195,697	60%
Performance allocations	200,877	262,346	(61,469)	(23)%
Capital interests	20,517	13,825	6,692	48%
Total capital allocation-based income	221,394	276,171	(54,777)	(20)%
Total revenues	$744,194	$603,274	$140,920	23%
Fees and other revenues increased by $195.7 million, or 60%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change resulted from a $154.8 million increase in management fees, a $29.5 million increase in transaction, monitoring and other fees, net, and a $11.4 million increase in expense reimbursements and other.
Management Fees. Management fees, increased by $154.8 million, or 60%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
This change was primarily driven by the addition of $134.7 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended June 30, 2024, we recorded $82.3 million in fees from TPG AG Credit, largely driven by MVP Fund, MMDL IV and Credit Solutions II, and $52.5 million from TPG AG Real Estate, largely driven by the Europe Realty IV, Realty Value XI, Realty Value X and Asia Realty V.
Management fees from our Capital platform increased $20.3 million during the three months ended June 30, 2024. Fee earning capital raised during the last twelve months ended June 30, 2024 resulted in additional fees from Asia VIII, THP II and TPG IX, partially offset by Asia VI resulting from fee credits applied during the three months ended June 30, 2024.
Management fees from our Growth platform increased $1.9 million mainly due to increases from Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $4.1 million, primarily attributable to Rise III due to catch-up fees earned during the three months ended June 30, 2023, offset by additional fees from TPG Next, which was activated during the fourth quarter of 2023.
Management fees from our Market Solutions platform increased $2.9 million, primarily due to NewQuest V as a result of additional fee earning capital raised during the last twelve months ended June 30, 2024.
Certain management fees totaling $24.7 million earned during the three months ended June 30, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $9.7 million for Asia VIII, which was activated in the third quarter of 2022.
Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $29.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by a $22.6 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.

Expense Reimbursements and Other. Expense reimbursements and other increased by $11.4 million, or 22%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by the addition of expense reimbursements from TPG Angelo Gordon, which was acquired in November 2023.
Performance Allocations. Performance allocations decreased by $61.5 million, or 23% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Realized performance allocations gains for the three months ended June 30, 2024 and 2023 totaled $134.2 million and $31.6 million, respectively. Unrealized performance allocation gains for the three months ended June 30, 2024 and 2023 totaled $66.7 million and $230.8 million respectively.
The table below highlights performance allocations for the three months ended June 30, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended June 30,
	2024	2023	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital	$85,956	$130,787	$(44,831)	(34)%
Growth	61,390	51,911	9,479	18%
Impact	38,309	28,985	9,324	32%
TPG Angelo Gordon
TPG AG Credit	74,777	—	74,777	NM
TPG AG Real Estate	(14,066)	—	(14,066)	NM
Real Estate	(15,187)	(4,654)	(10,533)	226%
Market Solutions	(9,353)	30,674	(40,027)	(130)%
Total TPG Operating Group Shared:	$221,826	$237,703	$(15,877)	(7)%
TPG Operating Group Excluded:
Capital	$(1,930)	$(3,556)	$1,626	(46)%
Growth	(18,418)	28,592	(47,010)	(164)%
Real Estate	(601)	(393)	(208)	53%
Total TPG Operating Group Excluded	(20,949)	24,643	(45,592)	(185)%
Total Performance Allocations	$200,877	$262,346	$(61,469)	(23)%
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
Performance allocation income was $200.9 million for three months ended June 30, 2024 compared to $262.3 million for three months ended June 30, 2023. This change was primarily driven by lower performance allocations from our Capital and Market Solutions platforms during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, partially offset by the acquisition of TPG Angelo Gordon in November 2023, which contributed $60.7 million of net gains during the three months ended June 30, 2024.
Performance allocation income from our Capital platform was $86.0 million for the three months ended June 30, 2024 compared to $130.8 million for the three months ended June 30, 2023. Performance allocation income for the three months ended June 30, 2024 was largely driven by gains of $148.7 million from TPG VII, $13.3 million from TPG IX and $10.4 million from Asia VI, partially offset by losses of $36.9 million from Asia VII and $36.9 million from TPG VIII. Performance allocation income for the three months ended June 30, 2023 was led by gains of 104.8 million from TPG VIII, 31.5 million from Asia VII and $13.7 million from THP I, offset by losses of $43.1 million from Asia VI.

Performance allocation income from our Growth platform was $61.4 million for the three months ended June 30, 2024 compared to $51.9 million for the three months ended June 30, 2023. Performance allocation income for the three months ended June 30, 2024 was primarily driven by $37.7 million from Growth IV, $17.1 million from TTAD II and $9.9 million from Growth V. Performance allocation income for the three months ended June 30, 2023 was led by gains of $38.3 million from Growth V and $23.8 million from Growth IV.
Performance allocation income from our Impact platform was $38.3 million for the three months ended June 30, 2024 compared to $29.0 million for the three months ended June 30, 2023. Performance allocation income for the three months ended June 30, 2024 was largely driven by gains of $28.9 million from Rise III. Performance allocation income for the three months ended June 30, 2023 was led by gains of $21.9 million from Rise Climate.
TPG AG Credit generated performance allocation income of $74.8 million primarily attributable to $15.7 million from MVP Fund, $10.4 million from MMDL IV, $8.3 million from Credit Solutions II, $6.7 million from ABC Fund and $5.0 million from MMDL III. TPG AG Real Estate generated net losses of $14.1 million mainly due to losses of $14.5 million from Realty Value X and $10.9 million from Europe Realty II, which were partially offset by gains of $8.1 million from Growth Capital Partners I.
Performance allocation losses of $15.2 million from our Real Estate platform were primarily due to a loss from TREP III during the three months ended June 30, 2024 compared to a loss of $4.7 million during the three months ended June 30, 2023.
Performance allocation losses of $9.4 million from our Market Solutions platform were primarily driven by $7.2 million of loss from NewQuest IV and $3.1 million of loss from NewQuest III, partially offset by net gains of $2.8 million from NewQuest V during the three months ended June 30, 2024. Performance allocation income for the three months ended June 30, 2023 was led by gains of $25.0 million from TPEP.
TPG Operating Group Excluded generated losses of $20.9 million during the three months ended June 30, 2024 compared to gains of $24.6 million during the three months ended June 30, 2023. Performance allocation losses for three months ended June 30, 2024 were primarily driven by losses of $13.1 million from Biotech III from our Growth platform and $3.1 million from MMI from our Capital platform. Performance allocation gains for the three months ended June 30, 2023 were primarily driven by gains of $13.8 million from Biotech III and $8.3 million from Gator within our Growth platform.
As of June 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.5 billion. As of June 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased by $6.7 million, or 48% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily attributable to gains on our investments in TPG VII and TRTX, which were partially offset by losses from our investments in Asia VII during the three months ended June 30, 2024. During the three months ended June 30, 2023, we recognized gains on our investments in TPG VIII and Asia VII, partially offset by losses from our investments in Asia VI.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $75.8 million, or 66%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.
Equity-Based Compensation. Equity-based compensation expense increased by $72.4 million, or 47%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by an increase in compensatory equity awards under U.S. GAAP associated with the TPG Angelo Gordon acquisition and an increase in compensatory restricted stock unit grants to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 14 to the Condensed Consolidated Financial Statements.

Performance Allocation Compensation. Performance allocation compensation decreased by $38.3 million, or 22%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $65.6 million, or 63%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by additional expenses from TPG Angelo Gordon, which was acquired in November 2023, as well as an increase in professional fees during the three months ended June 30, 2024.
Depreciation and Amortization. Depreciation and amortization increased by $23.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $13.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the first quarter of 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $16.7 million for three months ended June 30, 2024 compared to a gain of $0.8 million for the three months ended June 30, 2023. This change was primarily attributable to net loss of $13.1 million from our investments in NRDY during the three months ended June 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $3.8 million, or 38%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by additional interest and dividend income from TPG Angelo Gordon, which was acquired in November 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the three months ended June 30, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Income Tax Expense. Income tax expense increased by $9.2 million, or 70%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due certain compensation expenses that are not tax deductible in the three months ended June 30, 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues
Revenues consisted of the following for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change	%

	($ in thousands)
Management fees	$820,761	$508,499	$312,262	61%
Transaction, monitoring and other fees, net	92,883	22,465	70,418	313%
Expense reimbursements and other	121,451	107,610	13,841	13%
Total fees and other	1,035,095	638,574	396,521	62%
Performance allocations	490,520	578,053	(87,533)	(15)%
Capital interests	42,650	29,792	12,858	43%
Total capital allocation-based income	533,170	607,845	(74,675)	(12)%
Total revenues	$1,568,265	$1,246,419	$321,846	26%
Fees and other revenues increased by $396.5 million, or 62%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change resulted from a $312.3 million increase in management fees, a $70.4 million increase in transaction, monitoring and other fees, net and a $13.8 million increase in expense reimbursements and other.
Management Fees. Management fees, increased by $312.3 million, or 61%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
This change was primarily driven by the addition of $276.1 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the six months ended June 30, 2024, we recorded $167.3 million in fees from TPG AG Credit, largely driven by the MVP Fund, MMDL IV, Credit Solutions II and MMDL Fund III and $108.7 million from TPG AG Real Estate, largely driven by the Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV and Net Lease Realty III.
Management fees from our Capital platform increased $42.5 million during the six months ended June 30, 2024. Fee earning capital raised during the last twelve months ended June 30, 2024 resulted in additional fees from Asia VIII, TPG IX and THP II, partially offset by Asia VI and TPG VIII resulting from fee credits applied during the six months ended June 30, 2024.
Management fees from our Growth platform increased $4.6 million mainly due to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $3.3 million, primarily attributable to Rise III due to catch-up fees earned during the six months ended June 30, 2023, offset by additional fees from TPG Next, which was activated during the fourth quarter of 2023.
Management fees from our Real Estate platform decreased $6.2 million, primarily due to TREP III, which experienced a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $5.0 million primarily due to NewQuest V as a result of additional fee earning capital raised during the last twelve months ended June 30, 2024.
Certain management fees totaling $39.0 million earned during the six months ended June 30, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted $21.9 million for Asia VIII which was activated in the third quarter of 2022.

Transaction, Monitoring and Other Fees, Net. Transaction, monitoring and other fees, net increased by $70.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by a $56.5 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other increased by $13.8 million, or 13%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by the addition of expense reimbursements from TPG Angelo Gordon, which was acquired in November 2023.
Performance Allocations. Performance allocation income decreased by $87.5 million, or 15%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Realized performance allocations for the six months ended June 30, 2024 and 2023 totaled $333.0 million and $184.3 million, respectively. Unrealized performance allocation losses for the six months ended June 30, 2024 and 2023 totaled $157.6 million and $393.7 million, respectively.
The table below highlights performance allocations for the six months ended June 30, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Six Months Ended June 30,
	2024	2023	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital	$153,875	$364,491	$(210,616)	(58)%
Growth	151,008	74,815	76,193	102%
Impact	59,038	121,201	(62,163)	(51)%
TPG Angelo Gordon
TPG AG Credit	176,505	—	176,505	NM
TPG AG Real Estate	(35,968)	—	(35,968)	NM
Real Estate	12,271	(9,400)	21,671	(231)%
Market Solutions	(24,353)	43,523	(67,876)	(156)%
Total TPG Operating Group Shared:	$492,376	$594,630	$(102,254)	(17)%
TPG Operating Group Excluded:
Capital	$724	$(51,925)	$52,649	(101)%
Growth	(1,412)	40,588	(42,000)	(103)%
Real Estate	(1,168)	(5,240)	4,072	(78)%
Total TPG Operating Group Excluded	(1,856)	(16,577)	14,721	(89)%
Total Performance Allocations	$490,520	$578,053	$(87,533)	(15)%
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
Performance allocation income was $490.5 million for six months ended June 30, 2024 compared to $578.1 million for six months ended June 30, 2023. This change was primarily driven by lower performance allocations from from our Capital, Impact and Market Solutions platforms during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by the acquisition of TPG Angelo Gordon in November 2023, which contributed $140.5 million of net gains during the six months ended June 30, 2024 and increase in performance allocation income from our Growth platform.

Performance allocation income from our Capital platform was $153.9 million for the six months ended June 30, 2024 compared to $364.5 million for the six months ended June 30, 2023. Performance allocation income for the six months ended June 30, 2024 was largely driven by gains of $146.9 million from TPG VII, $58.8 million from TPG IX and $36.8 million from TPG VIII, partially offset by losses of $88.3 million from Asia VII and $18.7 million from THP I. Performance allocation income for the six months ended June 30, 2023 was led by gains of $223.8 million from TPG VIII and $60.8 million from TPG VII.
Performance allocation income from our Growth platform was $151.0 million for the six months ended June 30, 2024 compared to $74.8 million for the six months ended June 30, 2023. Performance allocation income for the six months ended June 30, 2024 was primarily driven by $60.2 million from Growth IV, $55.1 million from TTAD II and $45.0 million from Growth V. Performance allocation income for the six months ended June 30, 2023 was led by gains of $41.5 million from Growth V and $33.3 million from Growth IV.
Performance allocation income from our Impact platform was $59.0 million for the six months ended June 30, 2024 compared to $121.2 million for the six months ended June 30, 2023. Performance allocation income for the six months ended June 30, 2024 was largely driven by gains of $36.7 million from Rise Climate and $28.9 million from Rise III, partially offset by losses of $9.8 million from Rise. Performance allocation income for the six months ended June 30, 2023 was led by gains of $100.9 million from Rise Climate and $35.3 million from Rise II.
TPG AG Credit generated income of $176.5 million primarily attributable to $40.2 million from MVP Fund, $19.2 million from MMDL IV, $25.6 million from Credit Solutions II, $12.9 million from ABC Fund and $11.7 million from MMDL III. TPG AG Real Estate generated net losses of $36.0 million mainly due to losses of $18.5 million from Realty X, $31.5 million from Europe Realty II and $11.4 million from Realty VIII, which were partially offset by gains of $13.5 million from Net Lease Realty III and $13.4 million from Europe Realty III.
TREP III within the Real Estate platform generated $12.3 million of gains during the six months ended June 30, 2024 compared to a losses of $9.4 million during the six months ended June 30, 2023.
Performance allocation losses of $24.4 million from our Market solutions platform were primarily driven by $29.4 million of loss from NewQuest III and $11.6 million from NewQuest IV, partially offset by net gains of $9.8 million from NewQuest V during the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2023 was led by gains of $32.7 million from TPEP and $10.8 million from NewQuest.
TPG Operating Group Excluded generated losses of $1.9 million during the six months ended June 30, 2024 compared to a loss of $16.6 million during the six months ended June 30, 2023. Performance allocation losses for six months ended June 30, 2024 were primarily driven by losses of $11.3 million from Biotech III from our Growth platform and $2.8 million from MMI from our Capital platform, partially offset by gains of $6.2 million from Biotech V from our Growth platform and $3.9 million from TPG VI from our Capital platform.
As of June 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.5 billion. As of June 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased by $12.9 million, or 43%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily attributable to gains from our investments in TPG VII, TPG IX and TRTX, offset by losses from our investment in Asia VII during the six months ended June 30, 2024. During the six months ended June 30, 2023, we recognized gains on our investments in TPG VIII, Rise Climate and TPG VII, partially offset by net losses from our investments in Asia VI.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $161.7 million, or 68%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.

Equity-based Compensation. Equity-based compensation expense increased by $143.0 million, or 46%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by an increase in compensatory equity awards under U.S. GAAP associated with the TPG Angelo Gordon acquisition, and an increase in compensatory restricted stock unit grants to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation decreased by $63.2 million, or 16%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily attributable to the decrease in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $112.4 million, or 54%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by additional expenses from TPG Angelo Gordon, which was acquired in November 2023, as well as an increase in professional fees during the six months ended June 30, 2024.
Depreciation and Amortization. Depreciation and amortization increased by $48.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $26.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the six months ended June 30, 2024, as described in Note 8 to the Condensed Consolidated Financial Statements, and higher interest rates on certain borrowings.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $1.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $21.9 million for six months ended June 30, 2024 compared to a gain of $15.7 million for the six months ended June 30, 2023. This change was primarily attributable to a net loss of $18.6 million from our investments in NRDY during the six months ended June 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $8.8 million, or 49%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily driven by additional interest income and dividend income from TPG Angelo Gordon, which was acquired in November 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the six months ended June 30, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of the outstanding shares of the Public SPACs during the year ended December 31, 2023.
Income Tax Expense. Income tax expense increased by $1.5 million or 6% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in certain compensation expenses that is not deductible, offset by a decrease in net income attributable to TPG Inc. during the six months ended June 30, 2024.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	June 30, 2024	December 31, 2023

	($ in thousands)
Assets
Cash and cash equivalents	$1,121,009	$665,188
Investments	6,938,373	6,724,112
Due from affiliates	314,953	418,977
Intangible assets and goodwill	1,030,479	1,085,587
Other assets	666,444	475,808
Total assets	$10,071,258	$9,369,672

Liabilities and Equity
Debt obligations	$1,229,379	$945,052
Due to affiliates	344,841	143,175
Accrued performance allocation compensation	4,172,369	4,096,052
Other liabilities	1,018,453	824,259
Total liabilities	$6,765,042	$6,008,538

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (102,813,336 and 80,596,501 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$103	$80
Class B common stock $0.001 par value, 750,000,000 shares authorized (261,954,046 and 281,657,626 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	262	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	832,373	613,476
Accumulated deficit	(118,513)	(34,681)
Other non-controlling interests	2,591,991	2,781,977
Total equity	3,306,216	3,361,134
Total liabilities and equity	$10,071,258	$9,369,672
Cash and cash equivalents increased $455.8 million during the six months ended June 30, 2024 primarily due to $282.5 million of proceeds from our Senior Notes and Subordinated Notes offerings, net of repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan, and payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $214.3 million during the six months ended June 30, 2024 primarily due to net capital allocation-based income of $533.2 million and purchases of $242.2 million, which were partially offset by proceeds of $648.6 million.
Other assets increased $190.6 million during the six months ended June 30, 2024 primarily due to the deferred tax assets recorded in connection with the exchange of Common Units described in Note 15 to the Condensed Consolidated Financial Statements.
Debt obligations increased $284.3 million during the six months ended June 30, 2024 primarily due to the Senior Notes and Subordinated Notes offerings, offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan.
Due to affiliates increased $201.7 million during the six months ended June 30, 2024 primarily due to an increase of $211.9 million in expected payments to be made in future years in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.

Accrued performance allocation compensation increased $76.3 million for the six months ended June 30, 2024, primarily attributable to net increases in performance fee compensation expense of $327.8 million, partially offset by settlements of performance allocation compensation of $253.9 million during the six months ended June 30, 2024.
Total equity decreased $54.9 million, primarily due to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
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
We believe that while the inclusion or exclusion of the aforementioned U.S. GAAP income statement items provides investors with a meaningful indication of our core operating performance, the use of After-tax DE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein. This measure supplements U.S. GAAP net income and should be considered in addition to and not in lieu of the results of operations presented in accordance with U.S. GAAP discussed further under “—Key Components of our Results of Operations—Results of Operations.”
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
Fee-Related Revenues. Fee-related revenues (“FRR”) is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, (iii) transaction, monitoring and other fees, net, and (iv) other income. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments.

Fee-related revenues differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Condensed Consolidated Statements of Operations.
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
The following table sets forth our total FRE and DE for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
Management fees	$413,275	$256,612	$815,959	$504,610
Fee-related performance revenues	4,485	—	8,360	—
Transaction, monitoring and other fees, net	34,146	16,864	68,301	21,536
Other income	7,090	12,256	17,584	25,039
Fee-Related Revenues	458,996	285,733	910,204	551,186
Cash-based compensation and benefits, net	164,746	95,888	346,429	196,043
Fee-related performance compensation	2,242	—	4,180	—
Operating expenses, net	90,744	64,415	175,960	130,429
Fee-Related Expenses	257,732	160,303	526,569	326,472
Fee-Related Earnings	201,264	125,430	383,635	224,714
Realized performance allocations, net	25,979	6,630	57,531	11,655
Realized investment income and other, net	5,910	(22,762)	(3,405)	(27,937)
Depreciation expense	(4,722)	(1,213)	(10,337)	(2,344)
Interest expense, net	(7,672)	816	(17,659)	(217)
Distributable Earnings	220,759	108,901	409,765	205,871
Income taxes	(14,120)	(12,662)	(22,501)	(21,790)
After-Tax Distributable Earnings	$206,639	$96,240	$387,264	$184,082
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Fee-Related Revenues
Fee-related revenues increased by $173.3 million, or 61%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to additional management fees of $156.7 million and transaction, monitoring and other fees, net of $17.3 million.

Management Fees
The following table presents management fees in our platforms for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$140,691	$112,479
Growth	39,685	37,496
Impact	47,795	51,544
TPG Angelo Gordon
TPG AG Credit	76,722	—
TPG AG Real Estate	52,540	—
Real Estate	35,256	37,154
Market Solutions	20,586	17,940
Total Management Fees	$413,275	$256,612
Management fees increased by $156.7 million, or 61%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
This change was primarily driven by the addition of $129.3 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended June 30, 2024, we recorded $76.7 million in fees from TPG AG Credit, largely driven by MMDL IV, Credit Solutions II and MVP Fund, and $52.5 million from TPG AG Real Estate, largely driven by the Europe Realty IV, Realty Value XI and Realty X.
Management fees from our Capital platform increased $28.2 million during the three months ended June 30, 2024. Fee earning capital raised during the last twelve months resulted in additional fees from Asia VIII, THP II and TPG IX, partially offset by Asia VI resulting from fee credits applied during the three months ended June 30, 2024.
Management fees from our Growth platform increased $2.2 million mainly due to increases from Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $3.7 million, primarily attributable to catch-up fees in Rise III during the three months ended June 30, 2023. This was offset by additional fees from TPG NEXT, which was activated during the fourth quarter of 2023.
Management fees from our Market Solutions platform increased $2.6 million primarily due to NewQuest V, as a result of additional fee earning capital raised during the last twelve months ended June 30, 2024.
Certain management fees earned during the three months ended June 30, 2024, totaling $24.7 million, were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $9.7 million for Asia VIII which was activated in the third quarter of 2022.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$4,485	$—
Total Fee-Related Performance Revenues	$4,485	$—

Fee-related performance revenues increased by $4.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon in November 2023.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$1,442	$773
Growth	238	133
Impact	1,192	1,639
TPG Angelo Gordon
TPG AG Credit	462	—
TPG AG Real Estate	1,302	—
Market Solutions	29,510	14,320
Total Transaction, Monitoring and Other Fees, Net	$34,146	$16,864
Transaction, monitoring and other fees, net increased by $17.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by a $15.2 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Former affiliate funds	$3,142	$7,816
Other income	3,948	4,440
Total Other Income	$7,090	$12,256
Total other income decreased by $5.2 million, or 42%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased by $97.4 million, or 61%, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily due to an increase in cash-based compensation and benefits, net of $68.9 million and operating expenses, net of $26.3 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Salaries	$86,466	$53,429
Bonuses	73,891	45,188
Benefits and other	28,775	16,757
Reimbursements	(24,386)	(19,487)
Total Cash-Based Compensation and Benefits, Net	$164,746	$95,888
Cash-based compensation and benefits, net increased by $68.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily driven by the addition of TPG Angelo Gordon in November 2023, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$2,242	$—
Total Fee-related Performance Compensation	$2,242	$—
Total fee-related performance compensation increased by $2.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon in November 2023.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $26.3 million, or 41%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in the fourth quarter of 2023.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$—	$6,367
Growth	2,905	—
Impact	4,278	—
TPG Angelo Gordon
TPG AG Credit	13,854	—
TPG AG Real Estate	4,041	—
Real Estate	901	263
Total Realized Performance Allocations, Net	$25,979	$6,630
Realized performance allocations, net of $26.0 million for the three months ended June 30, 2024 were generated from realizations of $8.0 million from MMDL IV in TPG AG Credit, $4.3 million from Rise Climate in the Impact platform, $3.9 million from Growth Capital Partners I in TPG AG Real Estate and $2.9 million from TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies including Nextracker and Visma AS.
Realized performance allocations, net of $6.6 million for the three months ended June 30, 2023 were largely generated from realizations of $6.4 million from TPG IX in the Capital platform and $0.3 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including DirecTV and Milestone Student Properties.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Investments in funds	$11,256	$(4,705)
Non-core income (expense)	(5,346)	(18,057)
Total Realized Investment Income and Other, Net	$5,910	$(22,762)
The increase in realized investment income and other, net of $28.7 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 resulted primarily from an increase in realizations from certain investments in our funds and a decrease in our non-core expense. Our non-core activity includes costs related to the acquisition and integration of TPG Angelo Gordon, totaling $4.9 million for the three months ended June 30, 2024 and $15.1 million for the three months ended June 30, 2023.
Depreciation
Depreciation expense increased $3.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the acquisition of TPG Angelo Gordon.

Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

	($ in thousands)
Interest expense	$21,509	$8,521
Interest (income)	(13,837)	(9,336)
Interest Expense, Net	$7,672	$(816)
Interest expense, net increased by $8.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the first quarter of 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Distributable Earnings
The increase in DE for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to increased Fee-Related Earnings and realized performance allocations, net.
Income Taxes
Income taxes increased $1.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to increased Fee-Related Earnings and realized performance allocations, net.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Fee-Related Revenues
Fee-related revenues increased by $359.0 million, or 65%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to additional management fees of $311.3 million, partially offset by a decrease in transaction, monitoring and other fees, net of $46.8 million.
Management Fees
The following table presents management fees in our platforms for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$275,680	$218,390
Growth	79,359	74,151
Impact	96,185	98,406
TPG Angelo Gordon
TPG AG Credit	151,470	—
TPG AG Real Estate	104,471	—
Real Estate	69,626	78,515
Market Solutions	39,168	35,149
Total Management Fees	$815,959	$504,610
Management fees increased by $311.3 million, or 62%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

This change was primarily driven by the addition of $255.9 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the six months ended June 30, 2024, we recorded $151.5 million in fees from TPG AG Credit, largely driven by MVP Fund, MMDL IV, Credit Solutions II and MMDL Fund III, and $104.5 million from TPG AG Real Estate, largely driven by Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV and Net Lease Realty III.
Management fees from our Capital platform increased $57.3 million during the six months ended June 30, 2024. Fee earning capital raised during the last twelve months ended June 30, 2024 resulted in additional fees from Asia VIII, TPG IX and THP II, partially offset by Asia VI and TPG VIII resulting from fee credits applied during the six months ended June 30, 2024.
Management fees from our Growth platform increased $5.2 million mainly due to increases from Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $2.2 million, driven by catch-up fees from Rise III earned during the six months ended June 30, 2023. This was offset by additional fees from TPG NEXT which was activated during the fourth quarter of 2023.
Management fees from our Real Estate platform decreased $8.9 million primarily due to TREP III, which experienced a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $4.0 million mainly due to increases from NewQuest V, which resulted from fee earning capital raised during the period.
Certain management fees earned during the six months ended June 30, 2024, totaling $39.0 million were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $21.9 million for Asia VIII which was activated in the third quarter of 2022.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$8,360	$—
Total Fee-Related Performance Revenues	$8,360	$—
Fee-related performance revenues increased by $8.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon in November 2023.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$2,854	$1,791
Growth	437	227
Impact	2,715	3,207
TPG Angelo Gordon
TPG AG Credit	1,506	—
TPG AG Real Estate	1,726	—
Market Solutions	59,063	16,312
Total Transaction, Monitoring and Other Fees, Net	$68,301	$21,536
Transaction, monitoring and other fees, net increased by $46.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily attributable to an increase of $42.8 million in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Former affiliate funds	$12,222	$16,201
Other income	5,362	8,838
Total Other Income	$17,584	$25,039
Total other income decreased by $7.5 million, or 30%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.

Fee-Related Expenses
Fee-related expenses increased by $200.1 million, or 61%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily comprised of higher compensation and benefits, net of $150.4 million and an increase in operating expenses, net of $45.5 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Salaries	$174,183	$107,005
Bonuses	151,078	90,597
Benefits and other	64,963	36,767
Reimbursements	(43,795)	(38,327)
Total Cash-Based Compensation and Benefits, Net	$346,429	$196,043

Total cash-based compensation and benefits, net increased by $150.4 million, or 77%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily due to an increase in salaries of $67.2 million, an increase in bonuses of $60.5 million and an increase in benefits and other of $28.2 million, in each case as a result of headcount growth due to the acquisition of TPG Angelo Gordon in November 2023.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$4,180	$—
Total Fee-related Performance Compensation	$4,180	$—
Total fee-related performance compensation increased by $4.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $45.5 million, or 35%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Capital	$18,273	$6,367
Growth	2,905	1,097
Impact	15,896	116
TPG Angelo Gordon
TPG AG Credit	15,470	—
TPG AG Real Estate	4,086	—
Real Estate	901	4,076
Total Realized Performance Allocations, Net	$57,531	$11,655
Realized performance allocations, net of $57.5 million for the six months ended June 30, 2024 were largely generated from realizations of $15.9 million from Rise Climate in the Impact platform, $13.9 million from TPG VIII and $3.9 million from Asia VII in the Capital platform, $8.0 million from MMDL IV in TPG AG Credit, $3.9 million from Growth Capital Partners I in TPG AG Real Estate, and $2.9 million from TTAD I within the Growth platform. The activity consisted of realizations sourced from portfolio companies including DirecTV, Singlife, Nextracker and Visma AS.

Realized performance allocations, net of $11.7 million for the six months ended June 30, 2023 were largely generated from realizations of $6.4 million from TPG VIII within the Capital platform and $4.1 million from TREP III within the Real Estate platform. Realizations of $1.1 million were attributable to TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies including DirecTV, Alloy Properties, Deutsche Office Properties, Milestone Student Properties, FreedomPay, Inc. and Uber.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Investments in funds	$13,415	$1,731
Non-core income (expense)	(16,820)	(29,668)
Total Realized Investment Income and Other, Net	$(3,405)	$(27,937)
The increase in realized investment income and other, net of $24.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 resulted primarily from an increase in realizations from certain investments in our funds and a decrease in non-core expense. Our non-core activity includes $12.9 million related to the acquisition and integration of TPG Angelo Gordon for the six months ended June 30, 2024 and $25.9 million related to the Acquisition for the six months ended June 30, 2023.
Depreciation
Depreciation expense increased $8.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the acquisition of TPG Angelo Gordon.
Interest Expense, Net
The following table presents interest expense, net for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Interest expense	$42,554	$15,939
Interest (income)	(24,895)	(15,721)
Interest Expense, Net	$17,659	$217
Interest expense, net increased by $17.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the six months ended June 30, 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Distributable Earnings
The increase in DE for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to higher Fee-Related Earnings and realized performance allocations, net.
Income Taxes
Income taxes increased $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in our Fee-Related Earnings.

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
The following table sets forth our non-GAAP book assets, book liabilities and net book value as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
($ in thousands)
Book Assets
Cash and cash equivalents	$329,776	$105,480
Net accrued performance	929,215	891,455
Investments in funds	926,129	877,802
Intangible assets and goodwill	959,897	1,007,899
Other assets	787,109	679,638
Total Book Assets	$3,932,126	$3,562,274
Book Liabilities
Accounts payable, accrued expenses and other	$459,830	$296,147
Debt obligations	1,229,379	945,052
Total Book Liabilities	$1,689,209	$1,241,199
Net Book Value	$2,242,917	$2,321,075
During the six months ended June 30, 2024, net book value decreased primarily due to tax payments made on behalf of vested RSU recipients, RSU dividend equivalent payments, the amortization of intangibles and accretion of the contingent earnout related to the acquisition of Angelo Gordon. That decrease was offset by an increase in net accrued performance and investments in funds, primarily associated with TPG VII, TPG XI, TTAD II, Growth IV, Growth V, Credit Solution Funds, Structured Credit Funds and Middle Market Direct Lending Funds.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and six months ended June 30, 2024 and 2023:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
GAAP Revenue	$744,194	$603,274	$1,568,265	$1,246,419
Capital-allocation based income	(221,394)	(276,171)	(533,170)	(607,845)
Expense reimbursements	(50,227)	(40,105)	(95,894)	(84,354)
Investment income and other	(13,577)	(1,265)	(28,997)	(3,034)
Fee-Related Revenues	$458,996	$285,733	$910,204	$551,186
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
GAAP Expenses	$776,546	$564,729	$1,612,943	$1,184,846
Depreciation and amortization expense	(32,079)	(8,304)	(65,044)	(16,526)
Interest expense	(21,502)	(8,518)	(42,624)	(15,936)
Expenses related to consolidated TPG Funds and Public SPACs	—	(453)	—	(972)
Expense reimbursements	(50,227)	(40,105)	(95,894)	(84,354)
Performance allocation compensation	(133,753)	(172,077)	(330,187)	(393,418)
Equity-based compensation	(227,542)	(155,166)	(455,450)	(312,459)
Non-core expenses and other	(53,711)	(19,803)	(97,175)	(34,709)
Fee-Related Expenses	$257,732	$160,303	$526,569	$326,472

Net income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in thousands)
Net (loss) income	$(57,578)	$40,011	$(66,584)	$75,685
Net income attributable to redeemable interests in Public SPACs	—	(5,367)	—	(6,896)
Net income attributable to other non-controlling interests	(13,691)	(32,755)	(44,203)	(67,337)
Amortization expense	24,004	3,538	48,002	7,076
Equity-based compensation	225,919	154,564	451,341	310,270
Unrealized performance allocations, net	(13,417)	(50,927)	(37,898)	(117,402)
Unrealized investment income	(5,344)	(12,655)	(25,571)	(22,005)
Unrealized loss on derivatives	—	(59)	—	7
Income taxes	8,585	797	4,407	3,785
Non-recurring and other	38,161	(907)	57,770	899
After-tax Distributable Earnings	$206,639	$96,240	$387,264	$184,082
Income taxes	14,120	12,662	22,501	21,790
Distributable Earnings	$220,759	$108,901	$409,765	$205,871
Realized performance allocations, net	(25,979)	(6,630)	(57,531)	(11,655)
Realized investment income and other, net	(5,910)	22,762	3,405	27,937
Depreciation expense	4,722	1,213	10,337	2,344
Interest expense, net	7,672	(816)	17,659	217
Fee-Related Earnings	$201,264	$125,430	$383,635	$224,714

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Total GAAP Assets	$10,071,258	$9,369,672
Impact of other consolidated entities
Cash and cash equivalents	(791,233)	(559,708)
Due from affiliates	(294,669)	(346,910)
Investments	(5,083,029)	(4,954,855)
Intangible assets and goodwill	(70,582)	(77,688)
Other assets	(228,630)	(285,406)
Subtotal for other consolidated entities	(6,468,143)	(6,224,567)
Reclassification adjustments(1)
Restricted cash	(13,184)	(13,183)
Due from affiliates	(20,284)	(72,067)
Investments	(1,855,344)	(1,769,257)
Net accrued performance	929,215	891,455
Investments in funds	926,129	877,802
Other assets	362,479	502,419
Subtotal for reclassification adjustments	329,011	417,169
Total Book Assets	$3,932,126	$3,562,274

Total GAAP Liabilities	$6,765,042	$6,008,538
Impact of other consolidated entities
Accounts payable and accrued expenses	(380,512)	(167,235)
Due to affiliates	(126,378)	(137,479)
Accrued performance allocation compensation	(4,172,369)	(4,096,052)
Other liabilities	(376,925)	(377,727)
Subtotal for other consolidated entities	(5,056,184)	(4,778,493)
Reclassification adjustments(1)
Accounts payable and accrued expenses	436,623	291,586
Due to affiliates	(218,463)	(5,696)
Other liabilities	(237,809)	(274,736)
Subtotal for reclassification adjustments	(19,649)	11,154
Total Book Liabilities	$1,689,209	$1,241,199

Total GAAP Equity	$3,306,216	$3,361,134
Impact of other consolidated entities	(1,411,959)	(1,446,074)
Reclassification adjustments(1)	348,660	406,015
Net Book Value	$2,242,917	$2,321,075
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
The following table summarizes our AUM by platform as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	($ in millions)
Capital	$71,758	$68,906
Growth	26,670	24,179
Impact	19,350	17,683
TPG Angelo Gordon
TPG AG Credit	67,486	—
TPG AG Real Estate	18,250	—
Real Estate	17,322	18,959
Market Solutions	8,138	8,905
AUM as of end of period	$228,974	$138,632

The tables below present rollforwards of our total AUM for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in millions)
Balance as of Beginning of Period	$223,593	$137,142	$221,623	$135,034
Capital Raised	6,299	1,456	10,959	3,481
Realizations	(5,363)	(923)	(10,248)	(3,058)
Outflows(1)	(644)	(68)	(1,092)	(210)
Changes in Investment Value and Other(2)	5,089	1,025	7,732	3,385
AUM as of end of period	$228,974	$138,632	$228,974	$138,632

___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital, and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $5.4 billion during the three months ended June 30, 2024. This change was driven by capital raised of $6.3 billion and net increases in investment value of $5.1 billion during the three months ended June 30, 2024. Capital raised during the three months ended June 30, 2024 was primarily attributable to Asia VIII within the Capital platform, Growth VI within the Growth platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit. These increases were partially offset by realizations of $5.4 billion primarily attributable to TPG VII within the Capital platform, Growth IV and TTAD I within the Growth platform, Rise Climate within the Impact platform, and Credit Solutions II Dislocation A and Credit Solutions II within TPG AG Credit.
AUM increased approximately $7.4 billion during the six months ended June 30, 2024. This change was driven by capital raised of $11.0 billion and net increases in investment value of $7.7 billion. Capital raised was primarily attributable to Asia VIII within the Capital platform, Growth VI within the Growth platform, and MMDL V, Credit Solutions III, Essential Housing III and TCAP within TPG AG Credit. These increases were partially offset by realizations of $10.2 billion primarily attributable to TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV and TTAD I within the Growth platform, Rise Climate within the Impact platform, Credit Solutions II Dislocation A, Credit Solutions I and Credit Solutions II within TPG AG Credit, and Asia Realty IV within TPG AG Real Estate.
Fee Earning Assets Under Management
Fee earning AUM (“FAUM”) represents only the AUM from which we are entitled to receive management fees. FAUM is the sum of all the individual fee bases that are used to calculate our management fees and differs from AUM in the following respects: (i) assets and commitments from which we are not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which we are entitled to receive only performance allocations or are otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in our credit and real estate funds, have different methodologies for calculating management fees that are not based on the fair value of the respective funds’ underlying investments. We believe this measure is useful to investors as it provides additional insight into the capital base upon which we earn management fees. Our definition of FAUM is not based on any definition of AUM or FAUM that is set forth in the agreements governing the investment funds and products that we manage.

The following table summarizes our FAUM by platform as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	($ in millions)
Capital	$38,200	$36,090
Growth	12,364	11,233
Impact	13,586	13,283
TPG Angelo Gordon
TPG AG Credit	41,099	—
TPG AG Real Estate	14,317	—
Real Estate	11,744	12,029
Market Solutions	5,677	5,985
FAUM as of end of period	$136,987	$78,620
The table below present rollforwards of our FAUM for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in millions)
Balance as of Beginning of Period	$136,959	$78,845	$136,794	$77,945
Fee Earning Capital Raised(1)	1,376	1,083	2,916	1,874
Net Change in Investment Activity(2)	(583)	108	(990)	355
Outflows(3)	(619)	(67)	(1,039)	(205)
Reduction in Fee Base of Certain Funds(4)	(146)	(1,349)	(694)	(1,349)
FAUM as of end of period	$136,987	$78,620	$136,987	$78,620

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

FAUM increased from $136.8 billion as of December 31, 2023 to $137.0 billion as of June 30, 2024. This was driven by fee earning capital raised activity totaling $1.4 billion primarily attributable to the subsequent closings of Asia VIII within the Capital platform, which had its final close in April 2024, Growth VI within the Growth platform, which was activated during the fourth quarter of 2023, and TCAP within TPG AG Credit. For the six months ended June 30, 2024, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.21%.
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
The tables below summarize our net accrued performance by fund vintage year and platform as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	($ in millions)
Fund Vintage
2018 & Prior	$444	$440
2019	262	269
2020	103	104
2021	68	56
2022	51	22
2023	1	—
Net Accrued Performance	$929	$891

	June 30, 2024	December 31, 2023

	($ in millions)
Platform
Capital	$419	$404
Growth	212	185
Impact	103	107
TPG Angelo Gordon
TPG AG Credit	79	59
TPG AG Real Estate	86	97
Real Estate	13	12
Market Solutions	17	27
Net Accrued Performance	$929	$891
Net accrued performance was primarily driven by TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of June 30, 2024 and TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V, Rise I, Rise II and Rise Climate as of December 31, 2023.
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
Performance Generating AUM totaled $158.3 billion and $150.8 billion as of June 30, 2024 and December 31, 2023, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $198.0 billion and $191.8 billion as of June 30, 2024 and December 31, 2023, respectively.
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

The table below reflects AUM Subject to Fee Earning Growth by platform as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,095	$2,444
Growth	2,425	2,979
Impact	117	173
TPG Angelo Gordon
TPG AG Credit	7,147	3,721
TPG AG Real Estate	794	1,206
Real Estate	2,498	2,720
Market Solutions	364	809
Total AUM Not Yet Earning Fees	$16,440	$14,052

FAUM Subject to Step-Up:
Capital	$1,299	$1,565
TPG Angelo Gordon
TPG AG Credit	4,998	6,389
TPG AG Real Estate	2,708	2,389
Total FAUM Subject to Step-Up:	9,005	10,343
Total AUM Subject to Fee Earning Growth	$25,445	$24,395

As of June 30, 2024, AUM Not Yet Earning Fees was $16.4 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TREP III and TAC+ within the Real Estate platform, and MMDL V, Credit Solutions II, Credit Solutions III and Essential Housing III within TPG AG Credit.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.24% and 1.65% and step-up to rates in the range of 0.25% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of June 30, 2024 relates primarily to TPG IX within the Capital platform, MMDL IV, MMDL V and Credit Solutions II within TPG AG Credit, and Realty Value XI and Asia Realty V within TPG AG Real Estate.
Capital Raised
Capital raised is the aggregate amount of subscriptions and capital raised by our investment funds and co-investment vehicles during a given period, as well as the senior and subordinated notes issued through our CLOs and equity raised through our perpetual vehicles. We believe this measure is useful to investors as it measures access to capital across TPG and our ability to grow our management fee base. The table below presents capital raised by platform for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$888	$622	$2,191	$1,645
Growth	222	106	657	504
Impact	113	291	191	651
TPG Angelo Gordon
TPG AG Credit	4,513	—	6,647	—
TPG AG Real Estate	334	—	966	—
Real Estate	36	204	36	255
Market Solutions	193	233	271	426
Total Capital Raised	$6,299	$1,456	$10,959	$3,481

Capital raised totaled approximately $6.3 billion for the three months ended June 30, 2024. This was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, Growth VI within the Growth platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit during the three months ended June 30, 2024.
Capital raised totaled approximately $11.0 billion for the six months ended June 30, 2024. This was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, Growth VI within the Growth platform, and MMDL V, Credit Solutions III, Essential Housing III and TCAP within TPG AG Credit during the six months ended June 30, 2024.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments and recallable distributions that partners have committed to our funds and co-investment vehicles to fund future investments, as well as IPO and forward purchase agreement proceeds associated with our Public SPACs, and private investment in public equity commitments by investors upon the consummation of a business combination associated with our Public SPACs. Available capital is reduced for investments completed using fund-level subscription-related credit facilities. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments. The table below presents available capital by platform as of June 30, 2024 and 2023:

	June 30,
	2024	2023

	($ in millions)
Capital	$17,078	$19,252
Growth	4,605	4,406
Impact	4,602	6,443
TPG Angelo Gordon
TPG AG Credit	11,215	—
TPG AG Real Estate	7,280	—
Real Estate	6,786	8,688
Market Solutions	1,671	1,825
Available Capital	$53,237	$40,614

Available capital increased from approximately $51.3 billion as of December 31, 2023 to approximately $53.2 billion as of June 30, 2024. This change was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit during the six months ended June 30, 2024. This was partially offset by capital invested in TPG IX within the Capital platform, TTAD II within the Growth platform, TREP IV within the Real Estate platform, and MMDL V, TCAP, Essential Housing III, ABC Fund, MITT and MVP Fund within TPG AG Credit during the six months ended June 30, 2024.
Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by our investment funds, co-investment vehicles, and CLOs, as well as SPACs in conjunction with the completion of a business combination and increases in gross assets of certain perpetual funds. It excludes certain hedge fund activity, but includes investments made using investment financing arrangements like credit facilities, as applicable. We believe this measure is useful to investors as it measures capital deployment across the firm. The table below presents capital invested by platform for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$1,178	$1,448	$1,949	$1,789
Growth	567	131	1,060	373
Impact	87	531	483	1,692
TPG Angelo Gordon
TPG AG Credit	4,459	—	7,577	—
TPG AG Real Estate	585	—	1,103	—
Real Estate	608	276	1,672	639
Market Solutions	131	459	240	603
Capital Invested	$7,615	$2,845	$14,084	$5,096

Capital invested was $7.6 billion for the three months ended June 30, 2024, which was primarily attributable to TPG IX within the Capital platform, TTAD II within the Growth platform, TREP IV within the Real Estate platform, and MMDL V, TCAP, Essential Housing III, ABC Fund, MITT and MVP Fund within TPG AG Credit.
Capital invested was $14.1 billion for the six months ended June 30, 2024 which was primarily attributable to TPG IX within the Capital platform, TREP IV within the Real Estate platform, and MMDL V, TCAP, Essential Housing III, ABC Fund, MITT and MVP Fund within TPG AG Credit.

Realizations
Realizations represent distributions sourced from proceeds from the disposition of investments and current income, in addition to investment proceeds from Public SPACs in conjunction with the completion of a business combination. The table below presents realizations by platform for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$1,308	$422	$3,213	$1,613
Growth	1,061	145	1,301	378
Impact	280	148	919	205
TPG Angelo Gordon
TPG AG Credit	1,740	—	3,184	—
TPG AG Real Estate	576	—	1,079	—
Real Estate	301	153	364	796
Market Solutions	97	55	188	66
Total Realizations	$5,363	$923	$10,248	$3,058

Realizations were $5.4 billion for the three months ended June 30, 2024. This was primarily attributable to a higher pace of realization activities in TPG VII within the Capital platform, Growth IV and TTAD I within the Growth platform, Rise Climate within the Impact platform, and Credit Solutions II Dislocation A and Credit Solutions II within TPG AG Credit during the three months ended June 30, 2024.
Realizations were $10.2 billion for the six months ended June 30, 2024. This was primarily attributable to a higher pace of realization activities in TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV and TTAD I within the Growth platform, Rise Climate within the Impact platform, Credit Solutions II Dislocation A, Credit Solutions I and Credit Solutions II within TPG AG Credit, and Asia Realty IV within TPG AG Real Estate during the six months ended June 30, 2024.
Fund Performance Metrics
Fund performance information for our investment funds as of June 30, 2024 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of June 30, 2024 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,356	206	33,562	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,215	20,183	4,547	24,730	26%	2.4x	20%	2.0x
TPG VIII	2019	11,505	10,713	3,986	14,942	18,928	31%	1.7x	20%	1.5x
TPG IX	2022	12,014	5,799	7	6,873	6,880	54%	1.3x	20%	1.1x
Capital Funds		81,841	74,700	114,498	26,569	141,067	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,436	134	5,570	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	3,543	3,301	6,844	14%	2.1x	10%	1.7x
Asia VII	2017	4,630	4,526	3,096	4,438	7,534	17%	1.6x	10%	1.4x
Asia VIII	2022	5,259	2,093	—	2,681	2,681	72%	1.3x	25%	1.1x
Asia Funds		19,773	16,229	21,220	10,554	31,774	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,405	882	2,861	3,743	25%	1.5x	14%	1.3x
THP II	2022	3,576	1,121	2	1,433	1,435	66%	1.3x	24%	1.1x
Healthcare Funds		6,280	3,526	884	4,294	5,178	27%	1.5x	15%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	178	178	(5%)	0.9x	(6%)	0.8x
Continuation Vehicles		1,524	1,521	2,720	178	2,898	36%	1.9x	30%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,865	39	1,904	13%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,741	603	5,344	21%	2.6x	16%	2.0x
Growth III	2015	3,128	3,377	4,780	2,259	7,039	25%	2.0x	17%	1.7x
Growth IV	2017	3,739	3,622	2,296	4,888	7,184	21%	1.9x	15%	1.6x
Gator	2019	726	686	661	618	1,279	29%	1.9x	23%	1.6x
Growth V	2020	3,558	3,258	518	4,583	5,101	25%	1.6x	16%	1.3x
Growth VI	2023	1,739	592	—	656	656	NM	NM	NM	NM
Growth Funds		16,195	14,979	14,861	13,646	28,507	20%	1.9x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,178	1,470	2,648	23%	1.7x	17%	1.5x
TTAD II	2021	3,198	2,173	78	2,593	2,671	18%	1.3x	12%	1.2x
Tech Adjacencies Funds		4,772	3,670	1,256	4,063	5,319	21%	1.5x	16%	1.4x
TDM	2017	1,326	576	—	1,053	1,053	16%	1.8x	12%	1.6x
LSI	2023	367	98	—	104	104	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,005	$1,320	$2,481	$3,801	19%	1.9x	12%	1.5x
Rise II	2020	2,176	2,008	239	2,779	3,018	20%	1.5x	13%	1.3x
Rise III	2022	2,700	1,201	12	1,559	1,571	63%	1.4x	21%	1.1x
The Rise Funds		6,982	5,214	1,571	6,819	8,390	20%	1.6x	12%	1.4x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	442	32	400	432	(1%)	1.0x	(5%)	0.8x
Rise Climate	2021	7,268	4,655	928	5,508	6,436	39%	1.5x	20%	1.2x
TPG NEXT(11)	2023	510	3	—	3	3	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,537	41	3,578	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,205	2,753	2,681	5,434	14%	1.4x	9%	1.2x
TREP IV	2022	6,820	2,707	224	2,566	2,790	0%	1.0x	(29%)	0.8x
TPG Real Estate Partners		12,607	9,125	6,514	5,288	11,802	20%	1.4x	11%	1.2x
TAC+	2021	1,797	979	98	895	993	0%	1.0x	(1%)	1.0x
TRECO	2024	378	335	164	179	343	NM	NM	NM	NM

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	666	90	756	25%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	424	410	834	11%	1.5x	8%	1.3x
NewQuest IV(11)	2020	1,000	942	133	1,133	1,266	16%	1.3x	8%	1.2x
NewQuest V(11)	2022	667	308	46	419	465	90%	1.7x	67%	1.5x
NewQuest Funds		2,908	2,426	2,036	2,052	4,088	34%	1.8x	22%	1.5x
TGS(11)	2022	819	273	—	374	374	NM	2.6x	NM	2.4x

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,797	862	2,659	17%	1.5x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	2,559	568	2,462	3,030	15%	1.2x	11%	1.1x
Credit Solutions II Dislocation A	2022	1,310	868	629	391	1,020	22%	1.2x	16%	1.1x
Credit Solutions III		1,058	—	—	—	—	NM	NM	NM	NM
Credit Solutions		8,524	6,006	4,000	3,715	7,715	18%	1.3x	13%	1.2x
Essential Housing
Essential Housing I	2020	642	456	547	31	578	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	203	1,056	1,259	15%	1.2x	11%	1.1x
Essential Housing III	2024	1,285	59	—	52	52	NM	NM	NM	NM
Essential Housing		4,461	1,586	750	1,139	1,889	15%	1.2x	12%	1.2x
Structured Credit & Specialty Finance
ABC Fund	2021	1,005	864	54	966	1,020	18%	1.2x	14%	1.1x
Structured Credit & Specialty Finance		1,005	864	54	966	1,020	18%	1.2x	14%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,712	608	2,320	14%	1.7x	11%	1.5x
MMDL III	2018	2,751	2,548	2,085	1,570	3,655	14%	1.6x	10%	1.4x
MMDL IV	2020	2,671	2,586	632	2,731	3,363	16%	1.4x	12%	1.3x
MMDL IV Annex	2021	797	767	119	790	909	15%	1.3x	11%	1.2x
MMDL V	2022	3,924	874	72	925	997	18%	1.2x	13%	1.2x
Middle Market Direct Lending		12,317	8,910	5,466	6,624	12,090	14%	1.5x	11%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,135	2,766	163	2,929	16%	1.7x	11%	1.4x
Realty IX	2015	1,329	1,978	2,219	264	2,483	8%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,389	3,625	1,983	5,608	17%	1.4x	11%	1.3x
Realty Value XI	2022	2,589	1,610	498	1,236	1,734	10%	1.1x	(5%)	1.0x
Realty		10,441	13,178	13,648	3,647	17,295	15%	1.5x	10%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,006	1,991	330	2,321	5%	1.2x	3%	1.1x
Core Plus Realty		3,650	5,070	6,554	330	6,884	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	858	973	266	1,239	14%	1.5x	9%	1.3x
Asia Realty IV	2018	1,315	1,259	995	894	1,889	19%	1.5x	12%	1.3x
Asia Realty V	2022	2,007	503	23	555	578	36%	1.1x	1%	1.0x
Asia Realty		5,311	3,728	3,707	1,715	5,422	13%	1.5x	9%	1.3x
Japan Value
Japan Value(13)	2023	417	80	—	77	77	NM	NM	NM	NM
Japan Value		417	80	—	77	77	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,187	1,710	15	1,725	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,686	1,575	695	2,270	10%	1.4x	8%	1.4x
Europe Realty III(14)	2019	1,515	1,874	595	1,390	1,985	14%	1.3x	9%	1.2x
Europe Realty IV(14)	2023	1,451	98	—	108	108	NM	NM	NM	NM
Europe Realty		4,379	4,845	3,880	2,208	6,088	16%	1.6x	11%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,362	2,325	943	3,268	12%	1.9x	8%	1.6x
Net Lease Realty IV	2019	997	1,900	1,218	913	2,131	10%	1.2x	6%	1.1x
Net Lease Realty V		194	—	—	—	—	NM	NM	NM	NM
Net Lease		2,935	5,531	5,854	1,856	7,710	14%	1.8x	10%	1.5x

The following table reflects the performance of our significant perpetual funds as of June 30, 2024 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$1,802	122%
TPEP Long Only(16)	2013	1,209	39%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	331	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	6,346	12%
Middle Market Direct Lending
TCAP(19)	2022	2,545	9%
MMDL Evergreen	2022	948	10%
MMDL Offshore Evergreen	2024	142	NM
Multi-Strategy
Super Fund(18)	1993	928	9%
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
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of March 31, 2024.
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
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of June 30, 2024, TPEP Long/Short had estimated inception-to-date gross returns of 167% and net returns of 122%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(16)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of June 30, 2024, TPEP Long Only had estimated inception-to-date gross returns of 40% and net returns of 39%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
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
As of June 30, 2024, our total liquidity was $2,501.0 million, comprised of $1,121.0 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $1,200.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $150.0 million of the 364-day revolving credit facility. Total cash of $1,134.2 million as of June 30, 2024 includes $329.8 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash and Cash Equivalents
Our consolidated cash and cash equivalents totaled approximately $1,134.2 million at June 30, 2024.
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
During the six months ended June 30, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Revolving Credit Facility. As of June 30, 2024, $1,200.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
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
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded alternative financial disclosures for the Notes Issuer and Guarantors. Other than the guaranteed Senior Notes and Subordinated Notes and the associated interest expense, the Notes Issuer and Guarantors do not have any other material assets, liabilities or operations. During the six months ended June 30, 2024, we incurred interest expense of $20.5 million associated with the Senior Notes and Subordinated Notes. For more information on our borrowings, see Note 8, “Debt Obligations”, to the Condensed Consolidated Financial Statements.
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
During the six months ended June 30, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Term Loan.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of June 30, 2024, we were in compliance with these covenants and conditions.
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
During the six months ended June 30, 2024, the subsidiary borrowed and made repayments of $30.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at June 30, 2024.

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
During the six months ended June 30, 2024, the subsidiary borrowed and made repayments of $130.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at June 30, 2024.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations(1)	$1,250,000	$—	$—	$—	$—	$—	$1,250,000
Interest on debt obligations(2)	1,740,040	38,043	76,085	76,085	76,085	81,085	1,392,657
Capital commitments(3)	536,457	536,457	—	—	—	—	—
Operating lease obligations	261,708	21,097	39,316	37,622	38,271	37,132	88,270
Repurchase agreements	80,845	1,806	5,381	25,814	22,583	25,261	—
Total contractual obligations	$3,869,050	$597,403	$120,782	$139,521	$136,939	$143,478	$2,730,927
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
Additional Contingent Obligations
As of June 30, 2024 and December 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $58.3 million related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of June 30, 2024 and December 31, 2023 would be $1,947.8 million and $1,910.2 million, respectively.
As of June 30, 2024 and December 31, 2023, we had guarantees outstanding totaling $72.1 million and $73.6 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $196.0 million and $176.3 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
Total 2024 Dividend Year (through Q2 2024)			$0.83
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A Common Stock.
On May 21, 2024, certain holders of Common Units exchanged 1,998,593 Common Units for an equal number of shares of Class A Common Stock. The exchange resulted in the issuance of 1,998,593 shares of Class A common stock and the cancellation of 1,998,593 shares of Class B common stock for no additional consideration.
On February 27, 2024, certain holders exchanged 17,704,987 Common Units of TPG Operating Group for 17,704,987 shares of Class A common stock. This exchange resulted in the issuance of 17,704,987 shares of Class A common stock and the cancellation of 17,704,987 shares of Class B common stock for no additional consideration. Subsequent to the exchange, certain selling stockholders sold 15,526,915 shares of Class A common stock at a public offering price of $41.64 per shares. We did not receive any proceeds from these sales of shares of Class A common stock.
These exchanges resulted in an increase in our tax basis of our investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. We recognized an additional liability associated with the Tax Receivable Agreement in the amount of $211.9 million in connection with the exchanges.
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

Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$651,288	$540,302
Net cash used in investing activities	(32,449)	(4,954)
Net cash used in financing activities	(163,017)	(749,256)
Net change in cash, cash equivalents and restricted cash	455,822	(213,908)
Cash and cash equivalents, beginning of period	678,371	1,120,650
Cash and cash equivalents, end of period	$1,134,193	$906,742

Operating Activities
Operating activities provided $651.3 million and $540.3 million of cash for the six months ended June 30, 2024, and 2023, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $648.6 million and $360.7 million for the six months ended June 30, 2024 and 2023, respectively. This was partially offset by other changes in operating assets and liabilities for the six months ended June 30, 2024 and 2023, respectively.
Investing Activities
Investing activities used $32.4 million and $5.0 million of cash during the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2024, cash used in investing activities is primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets. Cash used in investing activities during the six months ended June 30, 2023 is primarily related to purchases of fixed assets.
Financing Activities
Financing activities used $163.0 million and used $749.3 million of cash during the six months ended June 30, 2024, and 2023, respectively. During the six months ended June 30, 2024, cash provided from financing activities is primarily related to the Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries. Cash used in financing activities during the six months ended June 30, 2023 primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemption of the outstanding YTPG Class A Ordinary Shares, which was funded by our Assets held in Trust Account.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 7.––Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended June 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
Exhibits are included below.

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2023).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2024).
3.3*	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
22.1*	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes (incorporated by reference to Exhibit 22.1 to the Company's Quarterly Report on Form 10-Q, filed on May 8, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Incorporated by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2024

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)