Form 10-Q
period 2024-09-30
TPG Inc.
filed 2024-11-04
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2024, there were 97,449,967 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 260,911,927 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits of the acquisition of Angelo, Gordon & Co., L.P. and AG Funds L.P. (collectively, “Angelo Gordon”); unexpected costs related to the integration of the Angelo Gordon business and operations; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 23, 2024 and in subsequent filings with the SEC, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), TPG Angelo Gordon website (https://www.angelogordon.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured), TPG Instragram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,164,491	$665,188
Restricted cash(1)	13,329	13,183
Due from affiliates	317,659	418,977
Investments (includes assets pledged of $696,558 and $648,529 as of September 30, 2024 and December 31, 2023, respectively(1))	7,355,238	6,724,112
Intangible assets	566,844	649,508
Goodwill	436,079	436,079
Other assets	668,378	462,625
Total assets	$10,522,018	$9,369,672

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$439,131	$171,796
Due to affiliates	408,180	143,175
Debt obligations(1)	1,329,682	945,052
Accrued performance allocation compensation	4,319,333	4,096,052
Other liabilities	638,603	652,463
Total liabilities	7,134,929	6,008,538

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (103,928,846 and 80,596,501 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	104	80
Class B common stock $0.001 par value, 750,000,000 shares authorized (260,911,927 and 281,657,626 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	261	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	879,489	613,476
Accumulated deficit	(156,694)	(34,681)
Other non-controlling interests	2,663,929	2,781,977
Total equity	3,387,089	3,361,134
Total liabilities and equity	$10,522,018	$9,369,672
_________________
(1)The Company’s consolidated total assets and liabilities as of September 30, 2024 and December 31, 2023 include assets and liabilities of variable interest entities (“VIEs”). The assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Fees and other	$524,733	$366,149	$1,559,828	$1,004,723
Capital allocation-based income (loss)	330,670	(205,794)	863,840	402,051
Total revenues	855,403	160,355	2,423,668	1,406,774
Expenses
Compensation and benefits:
Cash-based compensation and benefits	205,641	123,160	603,463	359,278
Equity-based compensation	242,405	136,650	697,855	449,109
Performance allocation compensation	223,637	(120,770)	553,824	272,648
Total compensation and benefits	671,683	139,040	1,855,142	1,081,035
General, administrative and other	141,262	101,596	463,078	311,013
Depreciation and amortization	32,400	7,701	97,444	24,227
Interest expense	21,789	7,792	64,413	23,728
Expenses of consolidated Public SPACs	—	81	—	1,053
Total expenses	867,134	256,210	2,480,077	1,441,056
Investment income (loss)
Net (losses) gains from investment activities	(8,483)	(4,203)	(30,333)	11,459
Interest, dividends and other	12,670	10,994	39,390	28,948
Investment and other income of consolidated Public SPACs	—	2,596	—	8,359
Total investment income	4,187	9,387	9,057	48,766
(Loss) income before income taxes	(7,544)	(86,468)	(47,352)	14,484
Income tax expense	13,881	8,244	40,657	33,511
Net loss	(21,425)	(94,712)	(88,009)	(19,027)
Net income attributable to redeemable equity in Public SPACs	—	5,148	—	12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(33,503)	(49,556)	(145,832)	(100,354)
Net income (loss) attributable to other non-controlling interests	3,117	(64,971)	47,320	2,366
Net income attributable to TPG Inc.	$8,961	$14,667	$10,503	$66,917
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.04	$0.14	$(0.04)	$0.73
Diluted	$(0.08)	$(0.09)	$(0.37)	$(0.08)
Weighted-average shares of Class A common stock outstanding
Basic	103,358,212	80,617,057	98,073,675	80,223,076
Diluted	364,836,508	309,269,698	364,651,518	309,201,724

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at June 30, 2024	102,813,336	261,954,046	$103	$262	$832,373	$(118,513)	$714,225	$2,591,991	$3,306,216
Net income (loss)	—	—	—	—	—	8,961	8,961	(30,386)	(21,425)
Equity-based compensation	—	—	—	—	45,929	—	45,929	183,228	229,157
Capital contributions	—	—	—	—	—	—	—	91,001	91,001
Dividends/distributions	—	—	—	—	—	(47,142)	(47,142)	(171,440)	(218,582)
Shares issued for net settlement of equity-based awards	73,391	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(321)	—	(321)	(670)	(991)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	1,042,119	(1,042,119)	1	(1)	1,713	—	1,713	—	1,713
Equity reallocation between controlling and non-controlling interest	—	—	—	—	(205)	—	(205)	205	—
Balance at September 30, 2024	103,928,846	260,911,927	$104	$261	$879,489	$(156,694)	$723,160	$2,663,929	$3,387,089

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at June 30, 2023	80,511,475	228,652,641	$80	$229	$531,512	$(3,663)	$528,158	$2,601,375	$3,129,533
Net income (loss)	—	—	—	—	—	14,667	14,667	(114,527)	(99,860)
Equity-based compensation	—	—	—	—	9,988	—	9,988	127,909	137,897
Capital contributions	—	—	—	—	—	—	—	1,307	1,307
Dividends/distributions	—	—	—	—	—	(18,568)	(18,568)	(123,061)	(141,629)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	799	—	799	11,468	12,267
Shares issued for net settlement of equity-based awards	75,896	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(8)	—	(8)	(22)	(30)
Deferred tax effects resulting from changes in equity	—	—	—	—	(258)	—	(258)	—	(258)
Equity reallocation between controlling and non-controlling interest	—	—	—	—	365	—	365	(365)	—
Balance at September 30, 2023	80,587,371	228,652,641	$80	$229	$542,398	$(7,564)	$535,143	$2,504,084	$3,039,227

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	10,503	10,503	(98,512)	(88,009)
Equity-based compensation	—	—	—	—	123,652	—	123,652	534,752	658,404
Capital contributions	—	—	—	—	—	—	—	128,902	128,902
Dividends/distributions	—	—	—	—	—	(132,516)	(132,516)	(501,752)	(634,268)
Shares issued for net settlement of equity-based awards	2,586,646	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(19,660)	—	(19,660)	(42,870)	(62,530)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	20,745,699	(20,745,699)	21	(21)	23,456	—	23,456	—	23,456
Equity reallocation between controlling and non-controlling interest	—	—	—	—	138,568	—	138,568	(138,568)	—
Balance at September 30, 2024	103,928,846	260,911,927	$104	$261	$879,489	$(156,694)	$723,160	$2,663,929	$3,387,089

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2022	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income (loss)	—	—	—	—	—	66,917	66,917	(97,988)	(31,071)
Equity-based compensation	—	—	—	—	28,408	—	28,408	419,758	448,166
Capital contributions	—	—	—	—	—	—	—	10,069	10,069
Dividends/distributions	—	—	—	—	—	(77,205)	(77,205)	(417,144)	(494,349)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,457	—	1,457	25,971	27,428
Shares issued for net settlement of equity-based awards	347,313	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,672)	—	(1,672)	(4,846)	(6,518)
Deferred tax effects resulting from changes in equity	—	—	—	—	(1,454)	—	(1,454)	—	(1,454)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Equity reallocation between controlling and non-controlling interest	—	—	—	—	7,935	—	7,935	(7,935)	—
Balance at September 30, 2023	80,587,371	228,652,641	$80	$229	$542,398	$(7,564)	$535,143	$2,504,084	$3,039,227

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(88,009)	$(19,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	697,855	449,109
Performance allocation compensation	553,824	272,648
Net losses (gains) from investment activities	30,333	(11,459)
Capital allocation-based income	(863,840)	(402,051)
Depreciation and amortization	97,444	24,227
Other non-cash activities	60,342	24,484
Unrealized losses from investment activities of consolidated Public SPACs	—	(667)
Changes in operating assets and liabilities:
Purchases of investments	(519,323)	(206,406)
Proceeds from investments	843,211	650,989
Due from affiliates	(12,813)	(13,546)
Other assets	3,257	(15,769)
Accounts payable and accrued expenses	279,836	161,787
Due to affiliates	41,969	(16,170)
Accrued performance allocation compensation	(332,775)	(298,900)
Other liabilities	(71,091)	(25,643)
Assets held in Trust Accounts related to consolidated Public SPACs	—	658,732
Other assets and liabilities, net related to consolidated Public SPACs	—	220
Net cash provided by operating activities	720,220	1,232,558
Investing activities:
Acquisition of Angelo Gordon	(16,334)	—
Purchases of fixed assets	(26,668)	(10,539)
Net cash used in investing activities	(43,002)	(10,539)
Financing activities:
Proceeds from debt obligations	1,318,500	150,000
Repayment of debt obligations	(919,500)	(150,000)
Issuance costs on debt obligations	(16,632)	(900)
Withholding taxes paid on net settlement of equity-based awards	(62,530)	(6,518)
Contributions from holders of other non-controlling interests	128,902	10,069
Dividends/Distributions	(626,509)	(446,507)
Redemption of redeemable equity	—	(661,001)
Net cash used in financing activities	$(177,769)	$(1,104,857)
Net change in cash, cash equivalents and restricted cash	$499,449	$117,162
Cash, cash equivalents and restricted cash, beginning of period	678,371	1,120,650
Cash, cash equivalents and restricted cash, end of period	$1,177,820	$1,237,812
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$23,726	$32,439
Cash paid for interest	49,868	17,687
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,164,491	$1,224,484
Restricted cash	13,329	13,328
Cash, cash equivalents and restricted cash, end of period	$1,177,820	$1,237,812

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
As of September 30, 2024, TPG Inc. held approximately 28% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended September 30, 2024.
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
All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. As of September 30, 2024 and December 31, 2023, the Company did not have any investment in consolidated Public SPACs.

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
Investments Held for Sale and Other
Investments held for sale and other are held primarily for the purpose of selling in the near term. The Company elects the fair value option, in accordance with ASC Topic 825, Financial Instruments, for certain investments held for sale with changes in fair value recognized in net gains (losses) from investment activities in the Condensed Consolidated Financial Statements. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Management believes that the election of the fair value option for investments held for sale improves financial reporting by presenting the most relevant market indication of investments held for sale. The Company records investments held for sale and other at fair value using discounted cash flow and market comparable approaches. Interest income on investments held for sale and other is calculated based upon the contractual rate of the investment, where applicable, and recorded in interest, dividends and other in the Condensed Consolidated Financial Statements. For investments held for sale, up-front costs and certain other fees are expensed as incurred, or at the time of funding for the respective investment.

Loan Held for Sale
From time to time, the Company may enter into transactions in which it arranges short-term funding for affiliates, such as portfolio companies or investees, as part of the Company’s capital markets activities. The Company invests in loans issued by portfolio companies that are held for sale. Loans held for sale are recorded at the lower of amortized cost basis or fair value, in which the fair value approximates the carrying amounts represented in the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$410,773	$278,965	$1,231,534	$787,464
Monitoring fees	8,596	2,387	19,821	7,577
Transaction fees	38,976	29,227	112,274	46,502
Incentive fees	5,557	—	13,917	—
Expense reimbursements and other	60,831	55,570	182,282	163,180
Total fees and other	524,733	366,149	1,559,828	1,004,723

Performance allocations	307,953	(200,079)	798,473	377,974
Capital interests	22,717	(5,715)	65,367	24,077
Total capital allocation-based income (loss)	330,670	(205,794)	863,840	402,051

Total revenues	$855,403	$160,355	$2,423,668	$1,406,774

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2024, these amounts totaled $10.2 million and $40.1 million, respectively. For three and nine months ended September 30, 2023, these amounts totaled $0.7 million and $1.7 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at September 30, 2024 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Income from Investments Held for Sale and Other
Income from investments held for sale and other includes unrealized gains and losses resulting from changes in the fair value of these investments during the period. Income from investments held for sale and other is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of acquired identifiable net tangible and intangible assets. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of September 30, 2024, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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
Recent Accounting Pronouncements
On March 29, 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-02. Codification Improvements — Amendments to Remove References to the Concepts Statements, which amends the Codification to remove references to various FASB Concepts Statements and affect a variety of topics. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but are generally not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025. The Company is currently evaluating the impact of adoption of ASU 2024-02 on its Condensed Consolidated Financial Statements and disclosures.

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
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions. The ASU is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its Condensed Consolidated Financial Statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires public entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss and an amount and description of the composition of other segment items. The ASU also requires public entities to provide all annual disclosures about a reportable segments profit or loss and assets in interim periods. Further, if the CODM uses more than one measure of a segment’s profitability, the entity would be permitted to disclose those additional measures. All disclosure requirements under ASU 2023-07 are applicable to public entities with a single reportable segment. The ASU is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its Condensed Consolidated Financial statements and disclosures.
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
•$16.3 million paid during the nine months ended September 30, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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
As of September 30, 2024, the purchase accounting for the Acquisition was complete. The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

_________________
(a)Represents the closing cash consideration of $740.7 million, which was comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers, which was fully released during the nine months ended September 30, 2024.
(b)Represents the difference between the estimated cash consideration paid at closing and the final cash consideration determined no later than April 30, 2024 in accordance with the amended terms of the Transaction Agreement, which was fully paid as of June 30, 2024.
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
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023, as if the acquisition was completed as of January 1, 2022 (in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	$387,525	$2,030,286
Net income attributable to TPG Inc./controlling interest	6,229	40,708

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

These pro forma amounts have been calculated after applying the following material adjustments that were directly attributable to the Acquisition:
•adjustments to exclude amounts related to Angelo Gordon’s CLOs that were deconsolidated as of September 30, 2023 in accordance with the terms of the Transaction Agreement;
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
4. Investments
Investments consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Equity method - performance allocations	$5,975,420	$5,664,550
Equity method - capital interests (includes assets pledged of $617,707 and $570,806 as of September 30, 2024 and December 31, 2023, respectively)	1,091,557	923,440
Loan held for sale	99,981	—
Investments held to maturity, at amortized cost (includes assets pledged of $78,851 and $77,723 as of September 30, 2024 and December 31, 2023, respectively)	84,681	83,512
Investments held for sale and other(a)	81,224	—
Equity method - fair value option	10,367	36,171
Equity method - other	11,781	11,761
Equity investments	227	4,678
Total investments	$7,355,238	$6,724,112
_______________
(a)As of September 30, 2024, investments held for sale and other includes $42.1 million of investments held for sale for which the fair value option has been elected.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains of investments held for sale and other	$32	$—	$440	$—
Net (losses) gains of equity method investments, fair value option	(7,244)	(2,182)	(25,804)	18,111
Net losses of equity method investments - other	(228)	(181)	(1,172)	(990)
Net losses from equity investments	(1,043)	(1,840)	(3,797)	(5,662)
Total net (losses) gains from investment activities	$(8,483)	$(4,203)	$(30,333)	$11,459

Loan Held for Sale
As of September 30, 2024, the Company entered into a short-term funding arrangement as part of the Company’s capital markets activities for $100.0 million, which is recorded at amortized cost basis in investments on the Condensed Consolidated Statements of Financial Condition. In October 2024, the loan was subsequently sold at carrying value.
Investments Held to Maturity, at Amortized Cost
In connection with the Acquisition described in Note 3, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $87.2 million and $83.8 million at September 30, 2024 and December 31, 2023, respectively.
Equity Method Investments, Fair Value Option
As of September 30, 2024, the Company held a 5.9% beneficial ownership interest in Nerdy Inc. (“NRDY”) consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $10.4 million. As of December 31, 2023, the Company held a 6.1% beneficial ownership interest in NRDY consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $36.2 million.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	September 30, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$81,224	$81,224
Equity method investments, fair value option	10,367	—	—	10,367
Equity investments	227	—	—	227
Total assets	$10,594	$—	$81,224	$91,818

Liabilities
Aggregate Annual Cash Holdback Amount(b)	$—	$—	$134,856	$134,856
Earnout Payment(b)	—	—	28,961	28,961
Total liabilities	$—	$—	$163,817	$163,817
_______________
(a)Investments held for sale and other are held primarily for the purpose of selling in the near term as described in Note 2 to the Condensed Consolidated Financial Statements.
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
The valuation methodology used in the determination of the changes in fair value of financial assets for which Level III inputs were used at September 30, 2024 included a combination of the discounted cash flow approach and market comparable approach. The valuation methodology used in the determination of the changes in fair value of financial liabilities for which Level III inputs were used at September 30, 2024 and December 31, 2023 included a combination of the present value approach and multiple probability simulation approach.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investments held for sale and other
Balance, beginning of period	$40,169	$—	$—	$—
Purchases	41,023	—	80,784	—
Unrealized gains, net	32	—	440	—
Balance, end of period	$81,224	$—	$81,224	$—

Financial liabilities
Balance, beginning of period	$159,307	$—	$156,299	$—
Unrealized losses, net	4,510	—	7,518	—
Balance, end of period	$163,817	$—	$163,817	$—

Total realized and unrealized gains and losses recorded for Level III investments held for sale and other are reported in net gains (losses) from investment activities in the Condensed Consolidated Statements of Operations. Total realized and unrealized gains and losses recorded for Level III financial liabilities are reported in interest, dividends and other in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of September 30, 2024	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets
Investments held for sale and other	$81,224	Discounted cash flow	Yield	18.8% - 20.0% (19.4%)
		Market comparable	Adjusted EBITDA multiple	9.25x
	$81,224

Liabilities
Aggregate Annual Cash Holdback Amount	$134,856	Present value	Discount rate	8.0%
Earnout Payment	28,961	Multiple probability simulation	Estimated revenue volatility	20.0%
	$163,817
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value as of December 31, 2023	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities
Aggregate Annual Cash Holdback Amount	$126,779	Present value	Discount rate	8.0%
Earnout Payment	29,520	Multiple probability simulation	Estimated revenue volatility	22.8%
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
Intangible Assets
The following table summarizes the carrying values of intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$331,600	$(93,083)	$238,517	$331,600	$(54,707)	$276,893
Management contracts(a)	302,000	(44,052)	257,948	307,000	(20,553)	286,447
Technology(a)	46,000	(10,542)	35,458	46,000	(1,917)	44,083
Investor relationships	25,000	(6,771)	18,229	25,000	(5,208)	19,792
Trade name(a)	15,500	(2,583)	12,917	15,500	(500)	15,000
Other intangible assets(b)	8,494	(4,719)	3,775	8,494	(1,201)	7,293
Total intangible assets	$728,594	$(161,750)	$566,844	$733,594	$(84,086)	$649,508
_______________
(a)Includes intangible assets with a net carrying value of $477.2 million and $540.4 million as of September 30, 2024 and December 31, 2023, respectively, related to the acquisition of Angelo Gordon described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of September 30, 2024 and December 31, 2023.
No impairment losses on intangible assets were recorded during the three and nine months ended September 30, 2024 and 2023.
Intangible asset amortization expense was $27.6 million and $82.7 million for the three and nine months ended September 30, 2024, respectively, and $6.5 million and $20.6 million for the three and nine months ended September 30, 2023, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of September 30, 2024 (in thousands):

Remainder of 2024	$27,556
2025	105,239
2026	99,949
2027	96,149
2028	76,244
Thereafter	160,713
Total	$565,850
Goodwill

As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $436.1 million. No impairment losses on goodwill were recorded during the three and nine months ended September 30, 2024 and 2023.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and nine months ended September 30, 2024 and 2023, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2024	December 31, 2023
Investments (includes assets pledged of $617,707 and $570,806 as of September 30, 2024 and December 31, 2023, respectively)	$1,067,164	$903,119
Due from affiliates	174,697	293,233
Potential clawback obligation	1,940,913	1,910,247
Due to affiliates	74,585	56,262
Maximum exposure to loss	$3,257,359	$3,162,861
Additionally, cumulative performance allocations of $6.0 billion and $5.7 billion as of September 30, 2024 and December 31, 2023, respectively, are subject to reversal in the event of future losses.

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
As of September 30, 2024 and December 31, 2023, the carrying amount of secured notes issued by the VIEs was $245.8 million and $245.6 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.2 million and $4.4 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$28,672	$6,057
Restricted cash	13,329	13,183
Participation rights receivable(a)	617,707	570,806
Due from affiliates	639	434
Total assets	$660,347	$590,480

Accrued interest	$3,450	$191
Due to affiliates and other	90,652	5,484
Secured borrowings, net	245,798	245,567
Total liabilities	$339,900	$251,242
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
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of September 30, 2024		As of December 31, 2023
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$—	5.95%	$501,000	6.45%
Senior Notes(b)	March 2024	March 2034	600,000	593,890	5.88%	—	—
Subordinated Notes(c)	March 2024	March 2064	400,000	389,994	6.95%	—	—
Senior Unsecured Term Loan(d)	December 2021	N/A	—	—	N/A	198,485	6.45%
Secured Borrowings - Tranche A(e)	May 2018	June 2038	200,000	196,621	5.33%	196,434	5.33%
Secured Borrowings - Tranche B(e)	October 2019	June 2038	50,000	49,177	4.75%	49,133	4.75%
364-Day Revolving Credit Facility(f)	April 2023	April 2025	150,000	100,000	6.85%	—	7.35%
Subordinated Credit Facility(g)	August 2014	August 2026	30,000	—	7.20%	—	7.70%
Total debt obligations			$2,630,000	$1,329,682		$945,052
_______________
(a)The Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At September 30, 2024, the Company is in compliance with these covenants and conditions.
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
(e)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At September 30, 2024, the Company is in compliance with these covenants and conditions.
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
(g)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2024, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2025 to August 2026. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of
	September 30, 2024	December 31, 2023
Senior Notes(a)	$640,740	$—
Subordinated Notes(b)	420,800	—
Secured Borrowings - Tranche A(c)	200,000	193,461
Secured Borrowings - Tranche B(c)	49,553	47,240
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
In the case of the Company’s Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility, Senior Unsecured Term Loan and 364-Day Credit Facility, the fair values approximate the carrying amounts represented in the Condensed Consolidated Financial Statements due to their variable rate nature.
During the three and nine months ended September 30, 2024, the Company incurred interest expense of $19.6 million and $56.1 million, respectively, on its debt obligations. During the three and nine months ended September 30, 2023, the Company incurred interest expense of $6.4 million and $19.7 million, respectively, on its debt obligations.

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
As of September 30, 2024 and December 31, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $344.5 million and $109.3 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchanges of Common Units for Class A common stock on February 27, 2024, May 21, 2024, and August 19, 2024. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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
As of September 30, 2024 and December 31, 2023, the Company has recognized a valuation allowance of $95.0 million and $92.6 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of September 30, 2024 and December 31, 2023, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $253.2 million and $24.6 million, respectively. During the nine months ended September 30, 2024, certain holders of Common Units exchanged 20,745,699 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Condensed Consolidated Financial Statements. In connection with these exchanges, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $230.8 million, which is included in due to affiliates within the Condensed Consolidated Statements of Financial Condition.
The Company’s effective tax rate was (184.0)% and (9.5)% for the three months ended September 30, 2024 and 2023, respectively and (85.9)% and 231.4% for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests and (ii) certain compensation expense that is not tax deductible.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and nine months ended September 30, 2024 and 2023, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and nine months ended September 30, 2024 and 2023, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The Company is monitoring developments and evaluating the potential impact. As of September 30, 2024, the Company has not accrued a top up tax related to Pillar Two. However, the Company continues to evaluate potential implications of these rules on future results.
10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Portfolio companies	$73,855	$60,227
Partners and employees	2,809	2,293
Other related entities	66,298	63,224
Unconsolidated VIEs	174,697	293,233
Due from affiliates	$317,659	$418,977

Portfolio companies	$10,910	$8,461
Partners and employees	282,731	51,647
Other related entities	39,954	26,805
Unconsolidated VIEs	74,585	56,262
Due to affiliates	$408,180	$143,175
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the nine months ended September 30, 2024, these partners and employees exchanged 20,745,699 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. At September 30, 2024, the Company recorded a Tax Receivable Agreement liability in the amount of $230.8 million in connection with the exchanges which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the nine months ended September 30, 2024 and 2023 totaled $115.1 million and $110.5 million, respectively.
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
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and nine months ended September 30, 2024 were $4.2 million and $12.8 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and nine months ended September 30, 2023 were $4.4 million and $13.6 million, respectively.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee from a former affiliate. As of April 2024, the contracts to provide services to such party have ended, and as such, no fees were recognized for the three months ended September 30, 2024. A portion of these fees are recognized as fees and other in the Condensed Consolidated Statements of Operations in the amount of $10.9 million for the nine months ended September 30, 2024, and $7.1 million and $21.2 million for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024 and 2023, these related parties made payments associated with these arrangements of $17.1 million, and $27.3 million, respectively.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
On August 16, 2023, AfterNext HealthTech Acquisition Corp. (“AFTR”) redeemed all of its AFTR Class A Ordinary Shares at a per-share redemption price of approximately $10.41, because AFTR did not consummate an initial business combination within the time period required by its Amended and Restated Memorandum and Articles of Association. As of August 16, 2023, the AFTR Class A Ordinary Shares were deemed cancelled and represented only the right to receive the redemption amount, and there were no redemption rights or liquidating distributions with respect to AFTR’s warrants, which expired with no value. After August 16, 2023, AFTR ceased all operations except for those required to wind up its business.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost(a):
Operating lease cost	$11,858	$6,734	$35,797	$20,072
Short-term lease costs	139	103	628	416
Variable lease cost	2,878	2,195	8,448	5,787
Sublease income	(592)	(872)	(1,884)	(2,540)
Total lease cost	$14,283	$8,160	$42,989	$23,735
Weighted-average remaining lease term			6.1	6.4
Weighted-average discount rate			5.09%	4.16%

Year Ended
__________
(a)Office rent expense for the three and nine months ended September 30, 2024 was $11.9 million and $36.0 million respectively. Office rent expense for the three and nine months ended September 30, 2023 was $6.6 million and $19.9 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$29,766	$22,553
Other non-cash changes in right-of-use assets	4,616	6,041

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of September 30, 2024 (in thousands):

Year Due	Lease Amount
Remainder of 2024	$8,588
2025	40,891
2026	39,004
2027	39,379
2028	38,221
2029	89,342
Total future undiscounted operating lease payments	255,425
Less: imputed interest	(35,264)
Present value of operating lease liabilities	$220,161
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have guaranteed debt or obligations. At September 30, 2024 and December 31, 2023, the maximum obligations guaranteed under these agreements totaled $2,599.2 million and $1,789.3 million, respectively. At September 30, 2024, the guarantees had expiration dates as follows (in thousands):

Maturity Date	Guarantee Amount

April 2025	$150,000
June 2026	60,000
August 2026	30,000
December 2026	117,410
September 2028	1,200,000
December 2028	12,331
June 2030	29,493
March 2034	600,000
March 2064	400,000
Total	$2,599,234
At September 30, 2024 and December 31, 2023, the amounts outstanding related to these guarantees was $1,230.1 million and $807.6 million, respectively.
Commitments
At September 30, 2024, the TPG Operating Group had unfunded investment commitments of $667.0 million to the investment funds that the Company manages and other strategic investments.

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
At September 30, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $62.8 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At September 30, 2024, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $1,940.9 million.
During the nine months ended September 30, 2024, the general partners made no payments on the clawback liability.
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
In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company is cooperating with the SEC’s investigation and is in advanced discussions about a possible resolution. As of September 30, 2024, the Company has recorded a contingent liability related to the matter.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,425)	$(94,712)	$(88,009)	$(19,027)
Less:
Net income attributable to redeemable equity in Public SPACs	—	5,148	—	12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(33,503)	(49,556)	(145,832)	(100,354)
Net income (loss) attributable to other non-controlling interests	3,117	(64,971)	47,320	2,366
Net income attributable to Class A Common Stockholders prior to distributions	8,961	14,667	10,503	66,917
Reallocation of earnings to unvested participating restricted stock units(a)	(4,970)	(2,998)	(14,415)	(8,420)
Net income attributable to Class A Common Stockholders - Basic	3,991	11,669	(3,912)	58,497
Net loss assuming exchange of non-controlling interest	(31,433)	(38,712)	(129,463)	(83,044)
Net loss attributable to Class A Common Stockholders - Diluted	$(27,442)	$(27,043)	$(133,375)	$(24,547)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	103,358,212	80,617,057	98,073,675	80,223,076
Exchange of Common Units to Class A Common Stock	261,478,296	228,652,641	266,577,843	228,978,648
Weighted-Average Shares of Common Stock Outstanding - Diluted	364,836,508	309,269,698	364,651,518	309,201,724
Net income (loss) available to Class A common stock per share
Basic	$0.04	$0.14	$(0.04)	$0.73
Diluted	$(0.08)	$(0.09)	$(0.37)	$(0.08)
Dividends declared per share of Class A Common Stock(b)	$0.42	$0.22	$1.27	$0.92
___________
(a)No undistributed losses were allocated to unvested participating restricted stock units during the three and nine months ended September 30, 2024 and 2023, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The third quarter dividends were declared on November 4, 2024 and are payable on December 2, 2024.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity-Based Compensation
Restricted Stock Awards
Under the Company’s 2021 Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. As of September 30, 2024, the share reserve available for issuance under the Omnibus Plan was 30,642,872.
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
The following table summarizes the outstanding restricted stock unit awards as of September 30, 2024 (in millions, including share data):

	Units Outstanding as of September 30, 2024	Compensation Expense for the Three Months Ended		Compensation Expense for the Nine Months Ended		Unrecognized Compensation Expense as of September 30, 2024
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted Stock Units
Special Purpose Awards:
Service Awards	16.7	$35.0	$15.9	$102.8	$45.1	$365.6
Market Condition Awards	4.7	7.9	1.4	20.9	4.0	62.6

Ordinary Awards:
Service Awards	8.0	24.4	11.8	66.7	32.3	234.8
Performance Condition Awards	0.5	1.5	0.2	(0.2)	0.7	14.3
Total Restricted Stock Units	29.9	$68.8	$29.3	$190.2	$82.1	$677.3
For the three and nine months ended September 30, 2024, the Company recorded total restricted stock unit compensation expense of $68.8 million and $190.2 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded total restricted stock unit compensation expense of $29.3 million and $82.1 million respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $1.8 million and $3.6 million for the three and nine months ended September 30, 2024 and $1.5 million and $2.9 million for the three and nine months ended September 30, 2023, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and nine months ended September 30, 2024, the Company had 111,607 and 4,178,852 restricted stock units vest at a fair value of $5.0 million and $166.5 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 73,391 shares of TPG Inc. Class A Common stock, net of withholding tax of $1.0 million for the three months ended September 30, 2024 (excluding vested, but unsettled units) and by issuing 2,586,646 shares of TPG Inc. Class A Common stock, net of withholding tax of $62.5 million, for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company had 124,120 and 588,636 restricted stock units vest at a fair value of $2.4 million and $18.0 million, respectively. The restricted stock units were settled by issuing 75,896 and 347,313 shares of TPG Inc. Class A Common stock, net of withholding tax of $0.1 million and $6.5 million, respectively.
Service Awards
For the nine months ended September 30, 2024 and 2023 the Company granted 6.2 million and 4.0 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date. The following table presents the rollforward of the Company’s unvested Service Awards for the nine months ended September 30, 2024 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	23.3	$30.62
Granted	6.2	40.92
Vested	(4.0)	30.53
Forfeited	(0.8)	30.28
Balance at September 30, 2024	24.7	$33.21
As of September 30, 2024, there was approximately $600.4 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.2 years.
Performance Condition Awards
During the three months ended September 30, 2024, the Company granted 0.3 million of Ordinary Performance Condition Awards. The weighted-average grant date fair value per share was $48.93 for these awards. The Company recognizes compensation expense using the accelerated attribution method on a tranche by tranche basis. Expense is recognized from the date of grant through the requisite service period of 4.4 years to the extent the performance condition is deemed probable. The Company deemed these awards probable of vesting as of September 30, 2024.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Compensation expense for Service Awards is recognized on a straight-line basis and for the Market Condition Awards using the accelerated attribution method on a tranche by tranche basis. During the first quarter of 2024, the first market price component of a Class A common stock share price of $44.25 was met, which triggered a vesting event of 0.1 million Market Condition Awards.
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
Compensation expense for the Service Awards is recognized on a straight-line basis and for the Market Condition Awards using the accelerated attribution method on a tranche by tranche basis. As of September 30, 2024, the first market hurdle component of Class A common stock share price of $52.50 was met. As such, 20% of this tranche will vest on each of January 13, 2025, 2026, 2027, 2028 and 2029.
The following table presents the roll forwards of the Company’s unvested Market Condition Awards for the nine months ended September 30, 2024 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	5.0	$20.10
Granted	—	—
Vested, unsettled	(0.1)	17.58
Forfeited	(0.2)	16.58
Balance at September 30, 2024	4.7	$20.30
As of September 30, 2024, there was approximately $62.6 million of total estimated unrecognized compensation expense related to unvested Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.6 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following table summarizes the outstanding Other Awards as of September 30, 2024 (in millions, including share data):

	Unvested Units/Shares Outstanding as of September 30, 2024	Compensation Expense for the Three Months Ended		Compensation Expense for the Nine Months Ended		Unrecognized Compensation Expense as of September 30, 2024
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
TPH and RPH Units
TPH units	36.9	$73.1	$82.1	$220.4	$283.2	$643.7
RPH units	0.3	14.1	17.5	42.9	55.8	88.9
Total TPH and RPH Units	37.2	$87.2	$99.6	$263.3	$339.0	$732.6

Common Units and Class A Common Stock
Common Units	45.0	$69.1	$4.6	$191.0	$12.9	$894.7
Class A Common Stock	0.5	4.0	4.4	12.8	13.1	4.9
Total Common Units and Class A Common Stock	45.5	$73.1	$9.0	$203.8	$26.0	$899.6

TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $87.2 million and $263.3 million for the three and nine months ended September 30, 2024, respectively. The Company recognized compensation expense of $99.6 million and $339.0 million for three and nine months ended September 30, 2023, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the nine months ended September 30, 2024 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	37.2	$24.54	0.3	$457.10
Reallocated	1.2	37.94	—	—
Vested	(0.3)	27.17	—	—
Forfeited	(1.2)	24.77	(0.0)	457.10
Balance at September 30, 2024	36.9	$24.94	0.3	$457.10
Forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of September 30, 2024, there was approximately $732.6 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $73.1 million and $203.8 million for the three and nine months ended September 30, 2024, respectively. The expense for the three and nine months ended September 30, 2023 totaled $9.0 million and $26.0 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the nine months ended September 30, 2024 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	45.4	$25.43	1.1	$29.50
Reallocated	0.1	41.70	—	—
Vested	(0.4)	27.69	(0.6)	29.50
Forfeited	(0.1)	25.37	—	—
Balance at September 30, 2024	45.0	$25.45	0.5	$29.50
Forfeited Common Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. Total unrecognized compensation expense related to outstanding unvested awards as of September 30, 2024 was $899.6 million.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. For the three and nine months ended September 30, 2024, the Company recognized compensation expense of $14.1 million and $36.0 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis. Total unrecognized compensation expense related to these awards as of September 30, 2024 was $89.2 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the three and nine months ended September 30, 2024, the Company recognized $1.0 million and $8.1 million, respectively, of management fees and compensation and benefits expense. During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $4.9 million, respectively, of management fees and compensation and benefits expense.
15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. During the nine months ended September 30, 2024, certain stockholders transferred to third parties 1,652,938 shares of the Company’s nonvoting Class A common stock at which point such shares converted automatically into shares of Class A common stock in accordance with their terms. As of September 30, 2024, 97,322,883 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 260,911,927 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
Total 2024 Dividend Year (through Q3 2024)			$1.21
Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the nine months ended September 30, 2024 and 2023, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119

2023 Exchange
March 30, 2023	1,000,000
__________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statement on Form S-3 filed on November 2, 2023.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Distributions to holders of other non-controlling interests	$18,153	$49,072
Deferred tax assets	242,631	—
Due to affiliates	219,175	—
Additional paid-in-capital	23,456	—
16. Subsequent Events
Other than the events noted in Note 4 and Note 15 to the Condensed Consolidated Financial Statements, there have been no additional events since September 30, 2024 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Overview
TPG is a leading global alternative asset manager with $239.1 billion in assets under management (“AUM”) as of September 30, 2024. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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

Capital	Growth	Impact	TPG Angelo Gordon		Real Estate	Market Solutions
				Credit	**Real Estate**		
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$73.2 billion AUM	**$27.3 billion** AUM	**$24.7 billion** AUM	**$69.9 billion** AUM	**18.2 billion** AUM	**$17.1 billion** AUM	**$8.7 billion** AUM
Products	TPG Capital TPG Asia TPG Healthcare Partners Continuation Vehicles	TPG Growth TPG Tech Adjacencies TPG Digital Media TPG Life Sciences Innovation	The Rise Funds TPG Rise Climate TPG NEXT	TPG AG Credit Solutions TPG AG Structured Credit & Specialty Finance TPG AG Middle Market Direct Lending TPG AG CLOs TPG AG Multi-Strategy	TPG AG U.S. Real Estate TPG AG Asia Real Estate TPG AG Europe Real Estate TPG AG Net Lease	TPG Real Estate Partners Real Estate Thematic Advantage Core Plus Real Estate Credit	Public Market Investing Capital Markets GP-led Secondaries

_________________
Note: AUM as of September 30, 2024.
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
The following table presents certain data about our Capital platform as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$73	$38	10	$16
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $43.4 billion in assets under management as of September 30, 2024. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $22.2 billion in assets under management as of September 30, 2024. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
The following table presents certain data about our Growth platform as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$27	$12	9	$5
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $18.1 billion in assets under management as of September 30, 2024. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $6.7 billion in assets under management as of September 30, 2024, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
The following table presents certain data about our Impact platform as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$25	$18	7	$9
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with $9.3 billion in assets under management as of September 30, 2024. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services, and they invest globally.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate is our dedicated climate impact investing product, which has raised $11.9 billion in total commitments. TPG Rise Climate pursues climate-related investments that benefit from the diverse skills of TPG’s investing professionals, the strategic relationships developed across TPG’s existing portfolio of climate-focused companies, and a global network of executives and advisors. TPG Rise Climate takes a broad-based approach to investment types, from growth equity to value-added infrastructure, and focuses on climate solutions in thematic areas including clean electrons, clean molecules and materials and negative emissions.
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
The following table presents certain data about our TPG AG Credit as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$70	$42	79	$12
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $16.5 billion in assets under management as of September 30, 2024, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions and Essential Housing closed-ended funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-ended fund, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally-managed, publicly traded residential mortgage real estate investment trust. As of September 30, 2024, TPG AG Structured Credit & Specialty Finance had $17.9 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-ended fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of September 30, 2024, TPG AG Middle Market Direct Lending had $25.0 billion in assets under management.

Product: TPG AG CLOs
TPG AG CLOs, with $8.2 billion in assets under management as of September 30, 2024 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO platform is global with investment teams in both New York and London. TPG AG U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and our Euro CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. TPG AG CLOs include performing credit bespoke vehicles, CLO funds and direct investment in the tranches of Northwoods CLOs.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.3 billion in assets under management as of September 30, 2024, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our TPG AG Real Estate as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$14	25	$7
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.3 billion in assets under management as of September 30, 2024, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.3 billion in assets under management as of September 30, 2024, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.7 billion in assets under management as of September 30, 2024, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.1 billion in assets under management as of September 30, 2024, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) Real Estate Credit.
The following table presents certain data about our Real Estate platform as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$17	$12	5	$6
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.0 billion in assets under management as of September 30, 2024, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.8 billion in assets under management as of September 30, 2024, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of September 30, 2024, the TRTX loan investment portfolio consisted of 48 first mortgage loans (or interests therein) and total loan commitments of $3.4 billion.

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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of September 30, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$9	$6	10	$3
Product: TPG Public Equities
TPG Public Equities (“TPEP”) seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP manages a $1.6 billion long / short fund and a $1.0 billion long-only fund as of September 30, 2024, both of which are managed with broad, opportunistic mandates.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. In the three and nine months ended September 30, 2024, our capital markets business drove $53.1 million and $146.0 million in transaction revenue, respectively. In the three and nine months ended September 30, 2023, our capital markets business drove $31.6 million and $54.1 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Product: GP-led Secondaries
Our private markets solutions business provides single asset solutions to private asset owners, typically through continuation vehicles, funds or underlying third-party investment managers who will continue to control such assets in which the funds invest. Our private markets solutions business is organized into two businesses: (1) NewQuest and (2) TPG GP Solutions (“TGS”).

NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.2 billion in assets under management as of September 30, 2024, NewQuest is principally focused on complex secondary transactions.
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
The U.S. market environment remained relatively constructive during the three months ended September 30, 2024, as inflationary pressures eased, the Federal Reserve began its long-awaited rate cutting cycle and economic data showed the domestic economy remained on relatively stable footing.
Inflation showed continued signs of moderating during the third quarter of 2024, progressing steadily towards the Federal Reserve’s long-term target of 2.0%. The September reading of the U.S. Consumer Price Index (“CPI”) showed prices increased 2.5% over the prior twelve months, a slower rate of growth than the 3.0% level observed as of the end of the second quarter of 2024. Similarly core CPI, which excludes food and energy, fell to 3.2% annual growth as of the latest reading, down from 3.3% as of the end of the second quarter.
The U.S. September labor report showed hiring accelerated during the month and that the labor weakness experienced over the summer was not as weak as initially thought, fueling hopes the economy would achieve a “soft landing”. The September labor report showed the economy added 254,000 payrolls during the month, and the unemployment rate ticked down to 4.1% from 4.2% the month prior.
Progress on inflation and strength in the labor market led the Federal Reserve to cut interest rates during the quarter for the first time since the onset of the COVID-19 pandemic in 2020. After holding target Federal Funds rate steady at 5.25%-5.50% at its July meeting, the Federal Reserve cut rates by 50 basis points during it September meeting, lowering the target Federal Funds range to 4.75%-5.00%. Quarterly projections released at the September meeting showed a narrow majority of Federal Reserve officials penciled in cuts that would lower rates by at least a quarter-point each at meetings to be held in November and December.
U.S. Treasury yields fell relatively sharply during the third quarter of 2024, with moves more pronounced towards the shorter end of the curve. Yields on the 10-Year Treasury fell 65 basis points relative to the end of the second quarter of 2024, closing the quarter at 3.88%. 2-Year Treasury yields fell approximately 111 basis points, ending the quarter at 3.64%. The 2-Year / 10-Year Treasury split normalized, with yields on the 10-Year Treasury eclipsing those of the 2-Year Treasury in September for the first time since 2022.
In corporate credit markets, both U.S. and European high yield generated positive performance in the third quarter of 2024. According to J.P. Morgan data, U.S. high yield gained 5.3% and the European market returned 3.3% during the three-month period. In the United States, high yield bond spreads tightened by 6 basis points to 345 basis points, approaching post-GFC lows, while in Europe, high yield spreads widened 9 basis points to end the quarter at 425 basis points. The high yield default rate, measured on a trailing twelve-month basis, declined modestly from 1.8% to 1.6% in the United States and from 2.8% to 2.7% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 2.04% return, and the J.P. Morgan European Leveraged Loan Index posted a 1.93% return for the third quarter of 2024. From a spread and yield basis, the US Leveraged Loan Index ended the quarter at a yield of 7.75% and 452 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.19% and 493 basis point spread.

Equities posted healthy gains for the three months ended September 30, 2024, despite pronounced moments of volatility intra-quarter. In the U.S., the S&P 500, Nasdaq and Dow Jones rose 5.5%, 2.6% and 8.2%, respectively, during the quarter, as the economy remained on solid footing while the Federal Reserve began to cut interest rates. Interest rate sensitive sectors led the market higher, with Utilities, Real Estate and Industrials sectors recording gains of 18.5%, 16.3% and 11.2%, respectively, during the quarter. Technology and Communication Services, which were market leaders during the first half of the year, were relative laggards as the momentum of investors flocking stocks associated with AI slowed. Energy was the only sector in the negative for the quarter, falling (3.1%). Volatility in the U.S. equity market, as measured by the CBOE Volatility Index, was modestly higher for the three months ended September 30, 2024, ending the quarter at 16.7, up from 12.4 as of the end of the prior quarter. Global equities markets experienced similar trends to those in the United States, with the MSCI Europe Index rising 2.0%, the MSCI Asia Index rising 8.0%, booted by stimulus measures taken in China, and the MSCI World Index up 6.0%.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 28% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of September 30, 2024. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Angelo Gordon
On November 1, 2023, we acquired Angelo Gordon pursuant to the terms and subject to the conditions set forth in the Transaction Agreement. Pursuant to the Transaction Agreement, we acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,143.4 million (the “Purchase Price”), comprised of:
•$740.7 million in cash paid at closing;
•$16.3 million paid during the nine months ended September 30, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$524,733	$366,149	$1,559,828	$1,004,723
Capital allocation-based income (loss)	330,670	(205,794)	863,840	402,051
Total revenues	855,403	160,355	2,423,668	1,406,774
Expenses
Compensation and benefits:
Cash-based compensation and benefits	205,641	123,160	603,463	359,278
Equity-based compensation	242,405	136,650	697,855	449,109
Performance allocation compensation	223,637	(120,770)	553,824	272,648
Total compensation and benefits	671,683	139,040	1,855,142	1,081,035
General, administrative and other	141,262	101,596	463,078	311,013
Depreciation and amortization	32,400	7,701	97,444	24,227
Interest expense	21,789	7,792	64,413	23,728
Expenses of consolidated Public SPACs	—	81	—	1,053
Total expenses	867,134	256,210	2,480,077	1,441,056
Investment income (loss)
Net (losses) gains from investment activities	(8,483)	(4,203)	(30,333)	11,459
Interest, dividends and other	12,670	10,994	39,390	28,948
Investment and other income of consolidated Public SPACs	—	2,596	—	8,359
Total investment income	4,187	9,387	9,057	48,766
(Loss) income before income taxes	(7,544)	(86,468)	(47,352)	14,484
Income tax expense	13,881	8,244	40,657	33,511
Net loss	(21,425)	(94,712)	(88,009)	(19,027)
Net income attributable to redeemable equity in Public SPACs	—	5,148	—	12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(33,503)	(49,556)	(145,832)	(100,354)
Net income (loss) attributable to other non-controlling interests	3,117	(64,971)	47,320	2,366
Net income attributable to TPG Inc.	$8,961	$14,667	$10,503	$66,917

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.04	$0.14	$(0.04)	$0.73
Diluted	$(0.08)	$(0.09)	$(0.37)	$(0.08)
Weighted-average shares of Class A common stock outstanding
Basic	103,358,212	80,617,057	98,073,675	80,223,076
Diluted	364,836,508	309,269,698	364,651,518	309,201,724
.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues
Revenues consisted of the following for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change	%

	($ in thousands)
Management fees	$410,773	$278,965	$131,808	47%
Transaction, monitoring and other fees	53,129	31,614	21,515	68%
Expense reimbursements and other	60,831	55,570	5,261	9%
Total fees and other	524,733	366,149	158,584	43%
Performance allocations	307,953	(200,079)	508,032	254%
Capital interests	22,717	(5,715)	28,432	498%
Total capital allocation-based income	330,670	(205,794)	536,464	261%
Total revenues	$855,403	$160,355	$695,048	433%
Fees and other revenues increased by $158.6 million, or 43%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This change resulted from a $131.8 million increase in management fees, a $21.5 million increase in transaction, monitoring and other fees and a $5.3 million increase in expense reimbursements and other.
Management Fees. Management fees increased by $131.8 million, or 47%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
This change was primarily driven by the addition of $133.4 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended September 30, 2024, we recognized $83.5 million in fees from TPG AG Credit, largely driven by MVP Fund, MMDL IV and Credit Solutions II, and $49.9 million from TPG AG Real Estate, largely driven by the Realty Value XI, Realty Value X, Asia Realty V and Net Lease Realty IV.
Management fees from our Capital platform decreased $15.4 million during the three months ended September 30, 2024. The change is primarily due to catch-up fees earned from Asia VIII and TPG IX during the three months ended September 30, 2023 and a decrease in the fee basis of TPG VII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $6.9 million primarily due to increases from Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V as a result of a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased by $0.8 million during the three months ended September 30, 2024 compared to three months ended September 30, 2023.
Management fees from our Real Estate platform increased by $0.4 million during the three months ended September 30, 2024 compared to three months ended September 30, 2023.
Management fees from our Market Solutions platform increased $7.3 million, primarily from TGS as a result of additional fee earning capital raised during the three months ended September 30, 2024, partially offset by a decrease in fees from TPEP as a result of a decrease in fee earning AUM.
Certain management fees totaling $15.0 million earned during the three months ended September 30, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $10.3 million for TGS, which had its final close during the three months ended September 30, 2024.

Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased by $21.5 million, or 68%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by a $10.1 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer. In addition, fee-related performance revenues increased by $5.6 million for the three months ended September 30, 2024 related to TCAP which was acquired as part of the acquisition of TPG Angelo Gordon in November 2023.
Expense Reimbursements and Other. Expense reimbursements and other increased by $5.3 million, or 9%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in November 2023.
Performance Allocations. Performance allocations increased by $508.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Realized performance allocation gains for the three months ended September 30, 2024 and 2023 totaled $159.1 million and $249.0 million, respectively. Unrealized performance allocation gains for the three months ended September 30, 2024 totaled $148.9 million. Unrealized performance allocation losses for the three months ended September 30, 2023 totaled $449.1 million.
The table below highlights performance allocations for the three months ended September 30, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended September 30,
	2024	2023	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$154,163	$(90,687)	$244,850	270%
Growth(1)	75,421	(27,462)	102,883	375%
Impact	40,962	6,981	33,981	487%
TPG Angelo Gordon
TPG AG Credit	107,163	—	107,163	NM
TPG AG Real Estate	(15,125)	—	(15,125)	NM
Real Estate	(198)	(6,756)	6,558	97%
Market Solutions	(3,588)	(12,862)	9,274	72%
Total TPG Operating Group Shared:	$358,798	$(130,786)	$489,584	374%
TPG Operating Group Excluded:
Capital	$(19,301)	$(2,894)	$(16,407)	(567)%
Growth	(30,955)	(62,937)	31,982	51%
Real Estate	(589)	(3,462)	2,873	83%
Total TPG Operating Group Excluded(2)	(50,845)	(69,293)	18,448	27%
Total Performance Allocations	$307,953	$(200,079)	$508,032	254%
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

Performance allocation income was $308.0 million for three months ended September 30, 2024 compared to losses of $200.1 million for three months ended September 30, 2023. This change was primarily driven by higher performance allocations from our Capital, Growth and Impact platforms during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, and by the acquisition of TPG Angelo Gordon in November 2023, which contributed $92.0 million of net gains during the three months ended September 30, 2024.
Performance allocation income from our Capital platform was $154.2 million for the three months ended September 30, 2024 compared to losses of $90.7 million for the three months ended September 30, 2023. Performance allocation income for the three months ended September 30, 2024 was largely driven by gains of $74.5 million from TPG VIII, $37.9 million from TPG Healthcare Partners and $24.3 million from TPG VII, partially offset by losses of $27.1 million from Asia VI. Performance allocation losses for the three months ended September 30, 2023 were primarily attributable to losses of $36.4 million from TPG VIII, $31.6 million from Asia VII, $22.8 million from TPG VII and $21.5 million from THP I, partially offset by gains of $11.8 million from TPG IX.
Performance allocation income from our Growth platform was $75.4 million for the three months ended September 30, 2024 compared to losses of $27.5 million for the three months ended September 30, 2023. Performance allocation income for the three months ended September 30, 2024 was primarily driven by $42.0 million from Growth IV, $33.0 million from Growth V and $7.0 million from TTAD II, partially offset by losses of $11.5 million from Growth III. Performance allocation losses for the three months ended September 30, 2023 were primarily attributable to losses of $16.1 million from TTAD I and $7.8 million from Growth III.
Performance allocation income from our Impact platform was $41.0 million for the three months ended September 30, 2024 compared to $7.0 million for the three months ended September 30, 2023. Performance allocation income for the three months ended September 30, 2024 was largely driven by gains of $20.0 million from Rise II and $19.0 million from Rise III. Performance allocation income for the three months ended September 30, 2023 was primarily attributable to gains of $5.7 million from Rise I and $5.0 million from Rise II, offset by losses of 3.7 million from Rise Climate I.
TPG AG Credit generated performance allocation income for the three months ended September 30, 2024 of $107.2 million primarily attributable to $23.2 million from Credit Solutions II, $17.2 million from MVP Fund, $11.2 million from MMDL IV, $6.9 million from ABC Fund and $5.9 million from Essential Housing II. TPG AG Real Estate generated net losses of $15.1 million for the three months ended September 30, 2024 mainly due to losses of $40.1 million from Realty Value X and $11.7 million from Asia Realty IV, which were partially offset by gains of $19.4 million from Net Lease Realty III.
Performance allocation losses from our Real Estate platform was $0.2 million for the three months ended September 30, 2024 compared to losses of $6.8 million for the three months ended September 30, 2023.
Performance allocation losses of $3.6 million from our Market Solutions platform for the three months ended September 30, 2024 were primarily driven by $6.9 million of loss from NewQuest IV, partially offset by net gains of $2.1 million from TGS during the three months ended September 30, 2024. Performance allocation losses for the three months ended September 30, 2023 were primarily attributable to losses of $11.8 million from TPEP, $6.6 million from NewQuest III, partially offset by gains of $8.5 million from NewQuest V.
TPG Operating Group Excluded generated losses of $50.8 million during the three months ended September 30, 2024 compared to $69.3 million during the three months ended September 30, 2023. Performance allocation losses for three months ended September 30, 2024 were primarily driven by losses of $16.0 million from Biotech III from our Growth platform and $8.5 million from Asia V from our Capital platform. Performance allocation losses for the three months ended September 30, 2023 were primarily attributable to losses of $43.2 million from Gator and $13.4 million from Growth II within our Growth platform.
As of September 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.7 billion. As of September 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.

Capital Interests. Capital interests income increased by $28.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily attributable to gains on our investments in TPG VII, TPG IX and Growth IV, which were partially offset by losses from our investments in Asia VI during the three months ended September 30, 2024. During the three months ended September 30, 2023, we recognized losses on our investments in Asia VII, TPG VII and TPG VIII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $82.5 million, or 67%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.
Equity-Based Compensation. Equity-based compensation expense increased by $105.8 million, or 77%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by an increase in compensatory equity awards under U.S. GAAP associated with the TPG Angelo Gordon acquisition and an increase in compensatory restricted stock unit grants to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased by $344.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $39.7 million, or 39%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by the increase in expenses as part of the acquisition of TPG Angelo Gordon in November 2023.
Depreciation and Amortization. Depreciation and amortization increased by $24.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $14.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the first quarter of 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $8.5 million for three months ended September 30, 2024 compared to a loss of $4.2 million for the three months ended September 30, 2023. This change was primarily attributable to net loss of $7.2 million from our investment in NRDY during the three months ended September 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $1.7 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by additional interest and dividend income from TPG Angelo Gordon, which was acquired in November 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the three months ended September 30, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.

Income Tax Expense. Income tax expense increased by $5.6 million, or 68%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to certain compensation expenses that are not tax deductible in the three months ended September 30, 2024.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues
Revenues consisted of the following for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change	%

	($ in thousands)
Management fees	$1,231,534	$787,464	$444,070	56%
Transaction, monitoring and other fees	146,012	54,079	91,933	170%
Expense reimbursements and other	182,282	163,180	19,102	12%
Total fees and other	1,559,828	1,004,723	555,105	55%
Performance allocations	798,473	377,974	420,499	111%
Capital interests	65,367	24,077	41,290	171%
Total capital allocation-based income	863,840	402,051	461,789	115%
Total revenues	$2,423,668	$1,406,774	$1,016,894	72%
Fees and other revenues increased by $555.1 million, or 55%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This change resulted from a $444.1 million increase in management fees, a $91.9 million increase in transaction, monitoring and other fees and a $19.1 million increase in expense reimbursements and other.
Management Fees. Management fees increased by $444.1 million, or 56%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
This change was primarily driven by the addition of $403.0 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the nine months ended September 30, 2024, we recognized $248.5 million in fees from TPG AG Credit, largely driven by the MVP Fund, MMDL IV, Credit Solutions II and MMDL Fund III, and $154.5 million from TPG AG Real Estate, largely driven by the Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV and Net Lease Realty III.
Management fees from our Capital platform increased $27.1 million during the nine months ended September 30, 2024. Fee earning capital raised during the last twelve months ended September 30, 2024 resulted in additional fees from Asia VIII, THP II and TPG IX, partially offset by Asia VI and TPG VIII resulting from fee credits applied during the nine months ended September 30, 2024.
Management fees from our Growth platform increased $11.5 million mainly due to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $4.0 million, primarily attributable to Evercare, which had a step down in fee basis from committed to invested capital during the fourth quarter of 2023, partially offset by additional fees from TPG NEXT, which was activated during the fourth quarter of 2023.
Management fees from our Real Estate platform decreased $5.8 million, primarily due to TREP III, which experienced a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $12.3 million primarily due to TGS and NewQuest V as a result of additional fee earning capital raised during the twelve months ended September 30, 2024, partially offset by a decrease in fees from TPEP as a result of a decrease in fee earning AUM.

Certain management fees totaling $47.9 million earned during the nine months ended September 30, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $21.9 million for Asia VIII and $8.7 million for TGS.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased by $91.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by a $66.6 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other increased by $19.1 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in November 2023.
Performance Allocations. Performance allocations increased by $420.5 million, or 111%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Realized performance allocation gains for the nine months ended September 30, 2024 and 2023 totaled $492.0 million and $433.3 million, respectively. Unrealized performance allocation gains for the nine months ended September 30, 2024 totaled $306.4 million. Unrealized performance allocation losses for the nine months ended September 30, 2023 totaled $55.3 million.
The table below highlights performance allocations for the nine months ended September 30, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Nine Months Ended September 30,
	2024	2023	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$308,038	$273,804	$34,234	13%
Growth(1)	226,429	47,353	179,076	378%
Impact	100,000	128,182	(28,182)	(22)%
TPG Angelo Gordon
TPG AG Credit	283,668	—	283,668	NM
TPG AG Real Estate	(51,093)	—	(51,093)	NM
Real Estate	12,073	(16,156)	28,229	175%
Market Solutions	(27,941)	30,661	(58,602)	(191)%
Total TPG Operating Group Shared:	$851,174	$463,844	$387,330	84%
TPG Operating Group Excluded:
Capital	$(18,577)	$(54,819)	$36,242	66%
Growth	(32,367)	(22,349)	(10,018)	(45)%
Real Estate	(1,757)	(8,702)	6,945	80%
Total TPG Operating Group Excluded(2)	(52,701)	(85,870)	33,169	39%
Total Performance Allocations	$798,473	$377,974	$420,499	111%
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

Performance allocation income was $798.5 million for nine months ended September 30, 2024 compared to $378.0 million for nine months ended September 30, 2023. This change was primarily driven by higher performance allocations from our Capital, Growth and Real Estate platforms during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, and by the acquisition of TPG Angelo Gordon in November 2023, which contributed $232.6 million of net gains during the nine months ended September 30, 2024.
Performance allocation income from our Capital platform was $308.0 million for the nine months ended September 30, 2024 compared to $273.8 million for the nine months ended September 30, 2023. Performance allocation income for the nine months ended September 30, 2024 was largely driven by gains of $171.2 million from TPG VII, $111.3 million from TPG VIII and $79.6 million from TPG IX, partially offset by losses of $75.0 million from Asia VII and $41.1 million from Asia VI. Performance allocation income for the nine months ended September 30, 2023 was primarily driven by gains of $187.4 million from TPG VIII, $38.0 million from TPG VII and $31.1 million from TPG AAF, offset by losses of $38.1 million from Asia VI.
Performance allocation income from our Growth platform was $226.4 million for the nine months ended September 30, 2024 compared to $47.4 million for the nine months ended September 30, 2023. Performance allocation income for the nine months ended September 30, 2024 was primarily driven by $102.2 million from Growth IV, $78.1 million from Growth V and $62.1 million from TTAD II. Performance allocation income for the nine months ended September 30, 2023 was primarily driven by gains of $37.9 million from Growth IV and $35.8 million from Growth V.
Performance allocation income from our Impact platform was $100.0 million for the nine months ended September 30, 2024 compared to $128.2 million for the nine months ended September 30, 2023. Performance allocation income for the nine months ended September 30, 2024 was largely driven by gains of $47.9 million from Rise III and $44.5 million from Rise Climate I, partially offset by losses of $15.6 million from Rise I. Performance allocation income for the nine months ended September 30, 2023 was primarily driven by gains of $97.2 million from Rise Climate I and $40.3 million from Rise II.
TPG AG Credit generated income of $283.7 million primarily attributable to $57.4 million from MVP Fund, $48.9 million from Credit Solutions II, $30.3 million from MMDL IV, $19.8 million from ABC Fund and $16.9 million from Essential Housing II. TPG AG Real Estate generated net losses of $51.1 million mainly due to losses of $58.6 million from Realty X and $11.5 million from Asia Realty IV, which were partially offset by gains of $18.5 million from Europe Realty III and $3.6 million from Japan Value.
TREP III within the Real Estate platform generated $12.1 million of gains during the nine months ended September 30, 2024 compared to a losses of $16.2 million during the nine months ended September 30, 2023.
Performance allocation losses of $27.9 million from our Market solutions platform were primarily driven by $29.4 million of loss from NewQuest III and $18.5 million from NewQuest IV, partially offset by net gains of $9.1 million from NewQuest V during the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2023 was primarily driven by gains of $20.9 million from TPEP and $9.8 million from NewQuest.
TPG Operating Group Excluded generated losses of $52.7 million during the nine months ended September 30, 2024 compared to a loss of $85.9 million during the nine months ended September 30, 2023. Performance allocation losses for nine months ended September 30, 2024 were primarily driven by losses of $27.3 million from Biotech III from our Growth platform and $8.5 million from Asia V from our Capital platform, partially offset by gains of $5.6 million from Biotech V from our Growth platform.
As of September 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.7 billion. As of September 30, 2024, accrued performance allocations presented as investments in the Condensed Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased by $41.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily attributable to gains from our investments in TPG VII, TPG IX and TRTX, offset by losses from our investment in Asia VII during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we recognized gains on our investments in TPG VII, TPG VIII and Rise Climate I offset by losses from our investments in Asia VI.

Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $244.2 million, or 68%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.
Equity-based Compensation. Equity-based compensation expense increased by $248.7 million, or 55%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by an increase in compensatory equity awards under U.S. GAAP associated with the TPG Angelo Gordon acquisition, and an increase in compensatory restricted stock unit grants to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased by $281.2 million, or 103%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $152.1 million, or 49%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by the increase in expenses as part of the acquisition of TPG Angelo Gordon in November 2023.
Depreciation and Amortization. Depreciation and amortization increased by $73.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $40.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the nine months ended September 30, 2024, as described in Note 8 to the Condensed Consolidated Financial Statements, and higher interest rates on certain borrowings.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $1.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $30.3 million for nine months ended September 30, 2024 compared to a gain of $11.5 million for the nine months ended September 30, 2023. This change was primarily attributable to a net loss of $25.8 million from our investment in NRDY during the nine months ended September 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $10.4 million, or 36%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by additional interest income and dividend income from TPG Angelo Gordon, which was acquired in November 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the nine months ended September 30, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of the outstanding shares of the Public SPACs during the year ended December 31, 2023.
Income Tax Expense. Income tax expense increased by $7.1 million or 21% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in certain compensation expenses that are not tax deductible, offset by a decrease in net income attributable to TPG Inc. during the nine months ended September 30, 2024.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	September 30, 2024	December 31, 2023

	($ in thousands)
Assets
Cash and cash equivalents	$1,164,491	$665,188
Investments	7,355,238	6,724,112
Due from affiliates	317,659	418,977
Intangible assets and goodwill	1,002,923	1,085,587
Other assets	681,707	475,808
Total assets	$10,522,018	$9,369,672

Liabilities and Equity
Debt obligations	$1,329,682	$945,052
Due to affiliates	408,180	143,175
Accrued performance allocation compensation	4,319,333	4,096,052
Other liabilities	1,077,734	824,259
Total liabilities	$7,134,929	$6,008,538

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (103,928,846 and 80,596,501 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	$104	$80
Class B common stock $0.001 par value, 750,000,000 shares authorized (260,911,927 and 281,657,626 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	261	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	879,489	613,476
Accumulated deficit	(156,694)	(34,681)
Other non-controlling interests	2,663,929	2,781,977
Total equity	3,387,089	3,361,134
Total liabilities and equity	$10,522,018	$9,369,672
Cash and cash equivalents increased $499.3 million during the nine months ended September 30, 2024 primarily due to $399.0 million of proceeds from our Senior Notes, Subordinated Notes offerings and our 364-Day Credit Facility, net of repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan, and cash generated from our operating activities, partially offset by payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $631.1 million during the nine months ended September 30, 2024 primarily due to net capital allocation-based income of $863.8 million and purchases of $519.3 million, which were partially offset by proceeds of $843.2 million.
Other assets increased $205.9 million during the nine months ended September 30, 2024 primarily due to the deferred tax assets recorded in connection with the exchange of Common Units described in Note 15 to the Condensed Consolidated Financial Statements.
Debt obligations increased $384.6 million during the nine months ended September 30, 2024 primarily due to the Senior Notes and Subordinated Notes offerings and a borrowing under our 364-Day Credit Facility, offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan.
Due to affiliates increased $265.0 million during the nine months ended September 30, 2024 primarily due to an increase of $230.8 million in expected payments to be made in future years in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.

Accrued performance allocation compensation increased $223.3 million for the nine months ended September 30, 2024, primarily attributable to net increases in performance fee compensation expense of $553.8 million, partially offset by settlements of performance allocation compensation of $332.8 million during the nine months ended September 30, 2024.
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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stockholders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within due to affiliates and other liabilities in our Condensed Consolidated Statements of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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
The following table sets forth our total FRE and DE for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
Management fees	$407,163	$278,503	$1,223,122	$783,113
Fee-related performance revenues	5,557	—	13,917	—
Transaction, monitoring and other fees, net	43,153	30,892	111,454	52,428
Other income	3,969	11,947	21,553	36,986
Fee-Related Revenues	459,842	321,342	1,370,046	872,527
Cash-based compensation and benefits, net	174,514	99,605	520,943	295,648
Fee-related performance compensation	2,778	—	6,958	—
Operating expenses, net	91,783	65,670	267,743	196,099
Fee-Related Expenses	269,075	165,275	795,644	491,747
Fee-Related Earnings	190,767	156,067	574,402	380,780
Realized performance allocations, net	32,112	43,376	89,643	55,031
Realized investment income and other, net	(2,529)	5,672	(5,934)	(22,265)
Depreciation expense	(5,045)	(1,235)	(15,382)	(3,579)
Interest expense, net	(9,118)	2,706	(26,777)	2,489
Distributable Earnings	206,187	206,586	615,952	412,456
Income taxes	(16,742)	(11,007)	(39,243)	(32,797)
After-Tax Distributable Earnings	$189,445	$195,579	$576,709	$379,659

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Fee-Related Revenues
Fee-related revenues increased by $138.5 million, or 43%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily due to additional management fees of $128.7 million and transaction, monitoring and other fees, net of $12.3 million, partially offset by a decrease of other income of $8.0 million.
Management Fees
The following table presents management fees in our platforms for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$121,415	$134,305
Growth	45,944	38,134
Impact	48,618	49,101
TPG Angelo Gordon
TPG AG Credit	77,194	—
TPG AG Real Estate	49,877	—
Real Estate	36,001	36,170
Market Solutions	28,114	20,793
Total Management Fees	$407,163	$278,503
Management fees increased by $128.7 million, or 46%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
This change was primarily driven by the addition of $127.1 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the three months ended September 30, 2024, we recorded $77.2 million in fees from TPG AG Credit, largely driven by MMDL IV, MVP Fund and Credit Solutions II, and $49.9 million from TPG AG Real Estate, largely driven by the Realty Value XI, Realty Value X, Asia Realty V and Net Lease Realty IV.
Management fees from our Capital platform decreased $12.9 million during the three months ended September 30, 2024 primarily due to higher catch-up fees earned during the three months ended September 30, 2023 as a result of additional capital commitments from limited partners in Asia VIII and TPG IX. Additionally, the actively invested capital base of TPG VII decreased after certain investments were fully realized.
Management fees from our Growth platform increased $7.8 million primarily due to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V primarily driven by a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $0.5 million during the three months ended September 30, 2024 compared to three months ended September 30, 2023.
Management fees from our Real Estate platform decreased $0.2 million during the three months ended September 30, 2024 compared to three months ended September 30, 2023.
Management fees from our Market Solutions platform increased $7.3 million primarily due to TGS as a result of additional fee earning capital raised during the three months ended September 30, 2024, partially offset by a decrease in fees from TPEP resulting from a decrease in fee earning AUM.

Certain management fees totaling $15.0 million earned during the three months ended September 30, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $10.3 million for TGS, which had its final close during the three months ended September 30, 2024.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$5,557	$—
Total Fee-Related Performance Revenues	$5,557	$—
Fee-related performance revenues increased by $5.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon in November 2023.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$1,274	$696
Growth	297	53
Impact	1,848	1,560
TPG Angelo Gordon
TPG AG Credit	726	—
TPG AG Real Estate	267	—
Real Estate	19	—
Market Solutions	38,722	28,583
Total Transaction, Monitoring and Other Fees, Net	$43,153	$30,892
Transaction, monitoring and other fees, net increased by $12.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by a $10.1 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased by $8.0 million, or 67%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased by $103.8 million, or 63%, during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily due to an increase in cash-based compensation and benefits, net of $74.9 million and operating expenses, net of $26.1 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Salaries	$88,359	$53,817
Bonuses	73,437	48,302
Benefits and other	37,232	16,773
Reimbursements	(24,514)	(19,286)
Total Cash-Based Compensation and Benefits, Net	$174,514	$99,605
Cash-based compensation and benefits, net increased by $74.9 million, or 75%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily driven by the acquisition of TPG Angelo Gordon in November 2023, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$2,778	$—
Total Fee-related Performance Compensation	$2,778	$—
Total fee-related performance compensation increased by $2.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to fees generated by TCAP, which was part of the acquisition of TPG Angelo Gordon in November 2023.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $26.1 million, or 40%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in November 2023.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$11,522	$42,693
Growth	6,529	—
Impact	1,905	683
TPG Angelo Gordon
TPG AG Credit	8,081	—
TPG AG Real Estate	30	—
Real Estate	4,045	—
Total Realized Performance Allocations, Net	$32,112	$43,376
Realized performance allocations, net of $32.1 million for the three months ended September 30, 2024 were generated from realizations of $11.5 million from TPG VII in the Capital platform, $5.0 million from Growth IV in the Growth platform, $4.0 million from TREP III in the Real Estate platform, and $2.4 million from MMDL IV in TPG AG Credit. The activity consisted of realizations sourced from portfolio companies including Viking Cruises and CLEAResult.
Realized performance allocations, net of $43.4 million for the three months ended September 30, 2023 were generated from realizations of $38.9 million from TPG AAF and $3.8 million from TPG VIII in the Capital platform and $0.7 million from Rise Climate I in the Impact platform. The activity consisted of realizations sourced from portfolio companies, including Creative Artists Agency and DirecTV.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Investments in funds	$5,873	$20,704
Non-core income (expense)	(8,402)	(15,032)
Total Realized Investment Income and Other, Net	$(2,529)	$5,672
The change in realized investment income and other, net of $8.2 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 resulted primarily from a decrease in realizations from certain investments in our funds, partially offset by a decline in our non-core expense. Our non-core activity includes costs related to the acquisition and integration of TPG Angelo Gordon, totaling $3.3 million for the three months ended September 30, 2024 and $9.2 million for the three months ended September 30, 2023.
Depreciation
Depreciation expense increased $3.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the acquisition of TPG Angelo Gordon.

Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

	($ in thousands)
Interest expense	$22,063	$7,792
Interest (income)	(12,945)	(10,498)
Interest Expense, Net	$9,118	$(2,706)
Interest expense, net increased by $11.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the first quarter of 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Distributable Earnings
The decrease in DE for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in interest expense, net and a decrease in realized performance allocations, net. This was largely offset by an increase in Fee-Related Earnings.
Income Taxes
Income taxes increased $5.7 million, or 52%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in distributable earnings allocable to TPG Inc. and an increase in statutory taxes in the three months ended September 30, 2024.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Fee-Related Revenues
Fee-related revenues increased by $497.5 million, or 57%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to additional management fees of $440.0 million and an increase in transaction, monitoring and other fees, net of $59.0 million, partially offset by a decrease in other income of $15.4 million.
Management Fees
The following table presents management fees in our platforms for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$397,095	$352,695
Growth	125,303	112,285
Impact	144,803	147,507
TPG Angelo Gordon
TPG AG Credit	228,664	—
TPG AG Real Estate	154,348	—
Real Estate	105,627	114,685
Market Solutions	67,282	55,941
Total Management Fees	$1,223,122	$783,113

Management fees increased by $440.0 million, or 56%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
This change was primarily driven by the addition of $383.0 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the nine months ended September 30, 2024, we recorded $228.7 million in fees from TPG AG Credit, largely driven by MMDL IV, MVP Fund, Credit Solutions II and MMDL III, and $154.3 million from TPG AG Real Estate, largely driven by Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV and Net Lease Realty III.
Management fees from our Capital platform increased $44.4 million during the nine months ended September 30, 2024. Fee earning capital raised during the last twelve months ended September 30, 2024 resulted in additional fees from Asia VIII, THP II and TPG IX, partially offset by AAF’s invested capital base being fully realized in the third quarter of 2023.
Management fees from our Growth platform increased $13.0 million mainly due to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $2.7 million, primarily attributable to Evercare, which had a step down in fee basis from committed to invested capital during the fourth quarter of 2023, partially offset by additional fees from TPG NEXT, which was activated during the fourth quarter of 2023.
Management fees from our Real Estate platform decreased $9.1 million primarily due to TREP III, resulting from a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $11.3 million primarily due to TGS and NewQuest V as a result of additional fee earning capital raised during the last twelve months ended September 30, 2024, partially offset by a decrease in fees from TPEP as a result of a decrease in fee earning AUM.
Certain management fees earned during the nine months ended September 30, 2024, totaling $47.9 million, were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $21.9 million for Asia VIII and $8.7 million for TGS.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$13,917	$—
Total Fee-Related Performance Revenues	$13,917	$—
Fee-related performance revenues increased by $13.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to the addition of TCAP as part of the acquisition of TPG Angelo Gordon in November 2023.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$4,128	$2,487
Growth	734	280
Impact	4,563	4,766
TPG Angelo Gordon
TPG AG Credit	2,232	—
TPG AG Real Estate	1,993	—
Real Estate	19	—
Market Solutions	97,785	44,895
Total Transaction, Monitoring and Other Fees, Net	$111,454	$52,428
Transaction, monitoring and other fees, net increased by $59.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily driven by a $52.9 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased by $15.4 million, or 42%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased by $303.9 million, or 62%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily comprised of higher compensation and benefits, net of $225.3 million and an increase in operating expenses, net of $71.6 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Salaries	$262,542	$160,822
Bonuses	224,515	138,899
Benefits and other	102,195	53,540
Reimbursements	(68,309)	(57,613)
Total Cash-Based Compensation and Benefits, Net	$520,943	$295,648
Total cash-based compensation and benefits, net increased by $225.3 million, or 76%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily due to an increase in salaries of $101.7 million, an increase in bonuses of $85.6 million and an increase in benefits and other of $48.7 million, in each case a result of headcount growth due to the acquisition of TPG Angelo Gordon in November 2023.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
TPG AG Credit	$6,958	$—
Total Fee-related Performance Compensation	$6,958	$—
Total fee-related performance compensation increased by $7.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to fees generated by TCAP, which was part of the acquisition of TPG Angelo Gordon.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $71.6 million, or 37%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Capital	$29,795	$49,060
Growth	9,434	1,097
Impact	17,801	799
TPG Angelo Gordon
TPG AG Credit	23,551	—
TPG AG Real Estate	4,116	—
Real Estate	4,946	4,075
Total Realized Performance Allocations, Net	$89,643	$55,031
Realized performance allocations, net of $89.6 million for the nine months ended September 30, 2024 were largely generated from realizations of $13.9 million from TPG VIII, $11.5 million from TPG VII and $3.9 million from Asia VII in the Capital platform, $10.4 million from MMDL IV in TPG AG Credit, $17.8 million from Rise Climate I in the Impact platform, $5.0 million from Growth IV and $2.9 million from TTAD I in the Growth platform, $4.9 million from TREP III in the Real Estate platform and $3.9 million from Growth Capital Partners I in TPG AG Real Estate. The activity consisted of realizations sourced from portfolio companies including Nextracker, DirecTV, Viking Cruises, CLEAResult and Singlife.
Realized performance allocations, net of $55.0 million for the nine months ended September 30, 2023 were largely generated from realizations of $38.9 million from TPG AAF and $10.1 million from TPG VIII in the Capital platform, $4.1 million from TREP III in the Real Estate platform, $1.1 million from TTAD I in the Growth platform and $0.7 million from Rise Climate I in the Impact platform. The activity consisted of realizations sourced from portfolio companies including Creative Artists Agency, DirecTV and Alloy Properties.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Investments in funds	$19,288	$22,435
Non-core income (expense)	(25,222)	(44,700)
Total Realized Investment Income and Other, Net	$(5,934)	$(22,265)
The increase in realized investment income and other, net of $16.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 resulted primarily from a decrease in non-core expense, partially offset by a decrease in realizations from certain investments in our funds. Our non-core activity includes $16.2 million related to the acquisition and integration of TPG Angelo Gordon for the nine months ended September 30, 2024 and $35.2 million related to the Acquisition for the nine months ended September 30, 2023.
Depreciation
Depreciation expense increased $11.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the acquisition of TPG Angelo Gordon.
Interest Expense, Net
The following table presents interest expense, net for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Interest expense	$64,617	$23,731
Interest (income)	(37,840)	(26,220)
Interest Expense, Net	$26,777	$(2,489)
Interest expense, net increased by $29.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the nine months ended September 30, 2024, as described in Note 8 to the Condensed Consolidated Financial Statements.
Distributable Earnings
The increase in DE for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to higher Fee-Related Earnings and realized performance allocations, net.
Income Taxes
Income taxes increased $6.4 million, or 20%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in distributable earnings allocable to TPG Inc., offset by certain compensation expenses that are not tax deductible during the nine months ended September 30, 2024.

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
The following table sets forth our non-GAAP book assets, book liabilities and net book value as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
($ in thousands)
Book Assets
Cash and cash equivalents	$261,019	$105,480
Net accrued performance	974,687	891,455
Investments in funds	1,042,072	877,802
Intangible assets and goodwill	935,893	1,007,899
Other assets	869,270	679,638
Total Book Assets	$4,082,941	$3,562,274
Book Liabilities
Accounts payable, accrued expenses and other	$497,692	$296,147
Debt obligations	1,329,682	945,052
Total Book Liabilities	$1,827,374	$1,241,199
Net Book Value	$2,255,567	$2,321,075
During the nine months ended September 30, 2024, net book value decreased primarily due to tax payments made on behalf of vested RSU recipients, RSU dividend equivalent payments, the amortization of intangibles and accretion of the contingent earnout related to the acquisition of Angelo Gordon. That decrease was offset by an increase in net accrued performance and investments in funds, primarily associated with TPG VII, TPG IX, Growth IV, Growth V, TPG AG Credit Solutions funds, and TPG AG Structured Credit & Specialty Finance funds.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2024 and 2023:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
GAAP Revenue	$855,403	$160,355	$2,423,668	$1,406,774
Capital-allocation based income	(330,670)	205,794	(863,840)	(402,051)
Expense reimbursements	(62,652)	(44,050)	(158,546)	(128,404)
Investment income and other	(2,239)	(757)	(31,236)	(3,792)
Fee-Related Revenues	$459,842	$321,342	$1,370,046	$872,527
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
GAAP Expenses	$867,134	$256,210	$2,480,077	$1,441,056
Depreciation and amortization expense	(32,400)	(7,701)	(97,444)	(24,227)
Interest expense	(21,789)	(7,792)	(64,413)	(23,728)
Expenses related to consolidated TPG Funds and Public SPACs	—	(81)	—	(1,053)
Expense reimbursements	(62,652)	(44,050)	(158,546)	(128,404)
Performance allocation compensation	(223,637)	120,770	(553,824)	(272,648)
Equity-based compensation	(242,405)	(136,650)	(697,855)	(449,109)
Non-core expenses and other	(15,176)	(15,431)	(112,351)	(50,140)
Fee-Related Expenses	$269,075	$165,275	$795,644	$491,747

Net income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in thousands)
Net (loss) income	$(21,425)	$(94,712)	$(88,009)	$(19,027)
Net income attributable to redeemable interests in Public SPACs	—	(5,148)	—	(12,044)
Net (income) loss attributable to other non-controlling interests	(3,117)	64,971	(47,320)	(2,366)
Amortization expense	24,003	2,913	72,005	9,989
Equity-based compensation	243,287	137,896	694,628	448,166
Unrealized performance allocations, net	(46,395)	68,244	(84,293)	(49,158)
Unrealized investment income	(11,525)	27,120	(37,096)	5,115
Unrealized loss on derivatives	—	(66)	—	(59)
Income taxes	(2,863)	(3,068)	1,544	717
Non-recurring and other	7,480	(2,571)	65,250	(1,674)
After-tax Distributable Earnings	$189,445	$195,579	$576,709	$379,659
Income taxes	16,742	11,007	39,243	32,797
Distributable Earnings	$206,187	$206,586	$615,952	$412,456
Realized performance allocations, net	(32,112)	(43,376)	(89,643)	(55,031)
Realized investment income and other, net	2,529	(5,672)	5,934	22,265
Depreciation expense	5,045	1,235	15,382	3,579
Interest expense, net	9,118	(2,706)	26,777	(2,489)
Fee-Related Earnings	$190,767	$156,067	$574,402	$380,780

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Total GAAP Assets	$10,522,018	$9,369,672
Impact of other consolidated entities
Cash and cash equivalents	(903,472)	(559,708)
Due from affiliates	(266,640)	(346,910)
Investments	(5,338,479)	(4,954,855)
Intangible assets and goodwill	(67,030)	(77,688)
Other assets	(241,590)	(285,406)
Subtotal for other consolidated entities	(6,817,211)	(6,224,567)
Reclassification adjustments(1)
Restricted cash	(13,329)	(13,183)
Due from affiliates	(51,019)	(72,067)
Investments	(2,016,759)	(1,769,257)
Net accrued performance	974,687	891,455
Investments in funds	1,042,072	877,802
Other assets	442,482	502,419
Subtotal for reclassification adjustments	378,134	417,169
Total Book Assets	$4,082,941	$3,562,274

Total GAAP Liabilities	$7,134,929	$6,008,538
Impact of other consolidated entities
Accounts payable and accrued expenses	(436,629)	(167,235)
Due to affiliates	(168,906)	(137,479)
Accrued performance allocation compensation	(4,319,333)	(4,096,052)
Other liabilities	(394,967)	(377,727)
Subtotal for other consolidated entities	(5,319,835)	(4,778,493)
Reclassification adjustments(1)
Accounts payable and accrued expenses	495,191	291,586
Due to affiliates	(239,274)	(5,696)
Other liabilities	(243,637)	(274,736)
Subtotal for reclassification adjustments	12,280	11,154
Total Book Liabilities	$1,827,374	$1,241,199

Total GAAP Equity	$3,387,089	$3,361,134
Impact of other consolidated entities	(1,497,376)	(1,446,074)
Reclassification adjustments(1)	365,854	406,015
Net Book Value	$2,255,567	$2,321,075
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
The following table summarizes our AUM by platform as of September 30, 2024 and 2023:

	September 30,
	2024	2023

	($ in millions)
Capital	$73,164	$67,103
Growth	27,254	23,819
Impact	24,706	17,984
TPG Angelo Gordon
TPG AG Credit	69,898	—
TPG AG Real Estate	18,279	—
Real Estate	17,109	18,280
Market Solutions	8,697	8,943
AUM as of end of period	$239,107	$136,129

The tables below present rollforwards of our total AUM for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)
Balance as of Beginning of Period	$228,974	$138,632	$221,623	$135,034
Capital Raised	10,376	3,420	21,335	6,901
Realizations	(5,581)	(4,465)	(15,829)	(7,523)
Outflows(1)	(512)	(179)	(1,604)	(389)
Changes in Investment Value and Other(2)	5,850	(1,279)	13,582	2,106
AUM as of end of period	$239,107	$136,129	$239,107	$136,129

___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital, and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $10.1 billion during the three months ended September 30, 2024. This change was driven by capital raised of $10.4 billion and net increases in investment value of $5.9 billion during the three months ended September 30, 2024, partially offset by realizations of $5.6 billion. Capital raised during the three months ended September 30, 2024 was primarily attributable to Rise Climate II within the Impact platform, TGS within the Market Solutions platform and Credit Solutions III within TPG AG Credit. These increases were partially offset by realizations of $5.6 billion primarily attributable to TPG VII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise I within the Impact platform, TREP III within the Real Estate platform, Essential Housing II within TPG AG Credit and Realty Value XI within TPG AG Real Estate. AUM also increased due to investment appreciation during three months ended September 30, 2024.
AUM increased approximately $17.5 billion during the nine months ended September 30, 2024. This change was driven by capital raised of $21.3 billion and net increases in investment value of $13.6 billion, partially offset by realizations of $15.8 billion. Capital raised was primarily attributable to Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, TGS within the Market Solutions platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit. These increases were partially offset by realizations of $15.8 billion primarily attributable to TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions II Dislocation A, Credit Solutions I and Credit Solutions II within TPG AG Credit and Asia Realty IV within TPG AG Real Estate. AUM also increased due to investment appreciation during nine months ended September 30, 2024.
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

The following table summarizes our FAUM by platform as of September 30, 2024 and 2023:

	September 30,
	2024	2023

	($ in millions)
Capital	$37,941	$36,342
Growth	12,358	11,388
Impact	17,802	13,359
TPG Angelo Gordon
TPG AG Credit	42,091	—
TPG AG Real Estate	14,168	—
Real Estate	11,649	11,612
Market Solutions	5,709	6,243
FAUM as of end of period	$141,718	$78,944
The table below present rollforwards of our FAUM for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)
Balance as of Beginning of Period	$136,987	$78,620	$136,794	$77,945
Fee Earning Capital Raised(1)	5,579	2,124	8,495	3,998
Net Change in Investment Activity(2)	(80)	(1,272)	(1,070)	(917)
Outflows(3)	(494)	(174)	(1,533)	(379)
Reduction in Fee Base of Certain Funds(4)	(274)	(354)	(968)	(1,703)
FAUM as of end of period	$141,718	$78,944	$141,718	$78,944

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

FAUM increased approximately $4.7 billion during the three months ended September 30, 2024. This change was driven by fee earning capital raised activity totaling $5.6 billion primarily attributable to the closing of Rise Climate II within the Impact platform, which had its initial close during the third quarter of 2024.

FAUM increased from $136.8 billion as of December 31, 2023 to $141.7 billion as of September 30, 2024. This was driven by fee earning capital raised activity totaling $8.5 billion primarily attributable to the subsequent closings of Asia VIII within the Capital platform, which had its final close in April 2024, Growth VI within the Growth platform, which was activated during the fourth quarter of 2023, Rise Climate II within the Impact platform, which had its initial close during the third quarter of 2024, and TCAP within TPG AG Credit. For the nine months ended September 30, 2024, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.17%.

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
The tables below summarize our net accrued performance by fund vintage year and platform as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	($ in millions)
Fund Vintage
2018 & Prior	$477	$440
2019	265	269
2020	103	104
2021	76	56
2022	52	22
2023	2	—
Net Accrued Performance	$975	$891

	September 30, 2024	December 31, 2023

	($ in millions)
Platform
Capital	$419	$404
Growth	212	185
Impact	103	107
TPG Angelo Gordon
TPG AG Credit	92	59
TPG AG Real Estate	83	97
Real Estate	13	12
Market Solutions	53	27
Net Accrued Performance	$975	$891
Net accrued performance was primarily driven by TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of September 30, 2024 and TPG VII, TPG VIII, THP I, Asia VII, Growth IV, Growth V, Rise I, Rise II and Rise Climate I as of December 31, 2023.
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
Performance Generating AUM totaled $161.5 billion and $150.8 billion as of September 30, 2024 and December 31, 2023, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $205.2 billion and $191.8 billion as of September 30, 2024 and December 31, 2023, respectively.

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
The table below reflects AUM Subject to Fee Earning Growth by platform as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,032	$2,444
Growth	2,648	2,979
Impact	616	173
TPG Angelo Gordon
TPG AG Credit	7,265	3,721
TPG AG Real Estate	791	1,206
Real Estate	2,504	2,720
Market Solutions	357	809
Total AUM Not Yet Earning Fees	$17,213	$14,052

FAUM Subject to Step-Up:
Capital	$1,135	$1,565
TPG Angelo Gordon
TPG AG Credit	5,029	6,389
TPG AG Real Estate	2,541	2,389
Total FAUM Subject to Step-Up:	8,705	10,343
Total AUM Subject to Fee Earning Growth	$25,918	$24,395

As of September 30, 2024, AUM Not Yet Earning Fees was $17.2 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, TREP III and TAC+ within the Real Estate platform, and MMDL V, Credit Solutions II, Credit Solutions III and Essential Housing III within TPG AG Credit.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.24% and 1.65% and step-up to rates in the range of 0.25% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of September 30, 2024 relates primarily to TPG IX within the Capital platform, MMDL V and Credit Solutions II within TPG AG Credit, and Realty Value XI and Asia Realty V within TPG AG Real Estate.

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
The table below presents capital raised by platform for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$827	$2,778	$3,018	$4,423
Growth	518	130	1,175	634
Impact	4,992	76	5,183	727
TPG Angelo Gordon
TPG AG Credit	2,886	—	9,532	—
TPG AG Real Estate	18	—	984	—
Real Estate	34	—	70	255
Market Solutions	1,101	436	1,373	862
Total Capital Raised	$10,376	$3,420	$21,335	$6,901

Capital raised totaled approximately $10.4 billion for the three months ended September 30, 2024. This was primarily attributable to the fundraising activities of Rise Climate II within the Impact platform, TGS within the Market Solutions platform and Credit Solutions III within TPG AG Credit during the three months ended September 30, 2024.
Capital raised totaled approximately $21.3 billion for the nine months ended September 30, 2024. This was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, TGS within the Market Solutions platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit during the nine months ended September 30, 2024.
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

The table below presents available capital by platform as of September 30, 2024 and 2023:

	September 30,
	2024	2023

	($ in millions)
Capital	$15,909	$18,019
Growth	5,215	4,009
Impact	9,113	6,288
TPG Angelo Gordon
TPG AG Credit	11,937	—
TPG AG Real Estate	6,964	—
Real Estate	6,494	8,142
Market Solutions	2,739	1,756
Available Capital	$58,371	$38,214

Available capital totaled $58.4 billion as of September 30, 2024. This is primarily attributable to the available capital for TPG IX, Asia VIII and THP II within the Capital platform, Rise Climate I and Rise Climate II within the Impact platform, TREP IV within the Real Estate platform, MMDL V and Credit Solutions III within TPG AG Credit, and Asia Realty V within TPG AG Real Estate.
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
The table below presents capital invested by platform for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$2,400	$3,735	$4,348	$5,524
Growth	164	557	1,224	930
Impact	736	272	1,219	1,962
TPG Angelo Gordon
TPG AG Credit	3,902	—	11,479	—
TPG AG Real Estate	775	—	1,878	—
Real Estate	605	764	2,277	1,403
Market Solutions	26	209	267	813
Capital Invested	$8,608	$5,537	$22,692	$10,632

Capital invested was $8.6 billion for the three months ended September 30, 2024, which was primarily attributable to TPG IX and Asia VIII within the Capital platform, Rise III within the Impact platform, TREP IV within the Real Estate platform, and MMDL V, TCAP, Credit Solutions III and Essential Housing III within TPG AG Credit.
Capital invested was $22.7 billion for the nine months ended September 30, 2024 which was primarily attributable to TPG IX and Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise III within the Impact platform, TREP IV and TRECO within the Real Estate platform, and MMDL Evergreen, MMDL V, TCAP, Essential Housing III, Credit Solutions III, ABC Fund, MITT and MVP Fund within TPG AG Credit and Realty Value XI within TPG AG Real Estate.
Realizations
Realizations represent distributions sourced from proceeds from the disposition of investments and current income, in addition to investment proceeds from Public SPACs in conjunction with the completion of a business combination.
The table below presents realizations by platform for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	($ in millions)
Capital	$1,238	$3,957	$4,452	$5,570
Growth	677	138	1,978	516
Impact	383	40	1,302	245
TPG Angelo Gordon
TPG AG Credit	1,954	—	5,137	—
TPG AG Real Estate	719	—	1,799	—
Real Estate	441	258	805	1,054
Market Solutions	169	72	356	138
Total Realizations	$5,581	$4,465	$15,829	$7,523

Realizations were $5.6 billion for the three months ended September 30, 2024. This was primarily attributable to a higher pace of realization activities in TPG VII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise I within the Impact platform, TREP III within the Real Estate platform, Essential Housing II within TPG AG Credit and Realty Value XI within TPG AG Real Estate during the three months ended September 30, 2024.
Realizations were $15.8 billion for the nine months ended September 30, 2024. This was primarily attributable to a higher pace of realization activities in TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions II Dislocation A, Credit Solutions I and Credit Solutions II within TPG AG Credit, and Asia Realty IV within TPG AG Real Estate during the nine months ended September 30, 2024.
Fund Performance Metrics
Fund performance information for our investment funds as of September 30, 2024 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of September 30, 2024 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,733	—	13,733	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,071	1	22,072	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,357	154	33,511	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,215	20,939	3,927	24,866	26%	2.4x	20%	2.0x
TPG VIII	2019	11,505	10,738	4,034	15,352	19,386	29%	1.8x	19%	1.5x
TPG IX	2022	12,014	6,560	10	7,859	7,869	42%	1.2x	16%	1.1x
Capital Funds		81,841	75,486	115,306	27,293	142,599	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,437	121	5,558	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	3,609	3,089	6,698	14%	2.0x	10%	1.6x
Asia VII	2017	4,630	4,581	3,362	4,351	7,713	17%	1.7x	10%	1.4x
Asia VIII	2022	5,259	2,462	—	3,140	3,140	52%	1.4x	18%	1.1x
Asia Funds		19,773	16,653	21,553	10,701	32,254	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,430	882	3,087	3,969	26%	1.6x	15%	1.4x
THP II	2022	3,576	1,154	2	1,506	1,508	47%	1.3x	17%	1.1x
Healthcare Funds		6,280	3,584	884	4,593	5,477	27%	1.5x	15%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	180	180	(4%)	0.9x	(5%)	0.9x
Continuation Vehicles		1,524	1,521	2,720	180	2,900	36%	1.9x	30%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,893	2	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,741	567	5,308	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,377	4,780	2,210	6,990	25%	2.0x	17%	1.6x
Growth IV	2017	3,739	3,624	2,789	4,639	7,428	21%	2.0x	15%	1.6x
Gator	2019	726	686	661	581	1,242	27%	1.8x	21%	1.6x
Growth V	2020	3,558	3,258	535	4,781	5,316	25%	1.6x	16%	1.4x
Growth VI	2023	2,128	670	—	792	792	NM	NM	NM	NM
Growth Funds		16,584	15,059	15,399	13,572	28,971	20%	1.9x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,178	1,459	2,637	21%	1.7x	16%	1.5x
TTAD II	2021	3,198	2,016	198	2,376	2,574	17%	1.3x	11%	1.2x
Tech Adjacencies Funds		4,772	3,513	1,376	3,835	5,211	20%	1.5x	15%	1.4x
TDM	2017	1,326	576	—	1,051	1,051	15%	1.8x	11%	1.6x
LSI	2023	410	128	—	147	147	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,010	$1,526	$2,257	$3,783	18%	1.8x	11%	1.5x
Rise II	2020	2,176	2,011	249	2,890	3,139	20%	1.5x	13%	1.3x
Rise III	2022	2,700	1,591	31	2,057	2,088	56%	1.4x	23%	1.2x
The Rise Funds		6,982	5,612	1,806	7,204	9,010	20%	1.6x	12%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	4,930	1,072	5,757	6,829	34%	1.5x	17%	1.2x
Rise Climate II(20)		4,405	—	—	—	—	NM	NM	NM	NM
Rise Climate Global South(20)		200	—	—	—	—	NM	NM	NM	NM
Rise Climate Funds		11,873	4,930	1,072	5,757	6,829	34%	1.5x	17%	1.2x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	443	32	425	457	1%	1.0x	(4%)	0.9x
TPG NEXT(11)	2023	520	3	—	3	3	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,554	20	3,574	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,227	3,053	2,464	5,517	13%	1.4x	9%	1.3x
TREP IV	2022	6,820	2,986	227	2,920	3,147	4%	1.0x	(18%)	0.9x
TPG Real Estate Partners		12,607	9,426	6,834	5,404	12,238	20%	1.4x	11%	1.2x
TAC+	2021	1,797	979	98	886	984	0%	1.0x	(2%)	1.0x
TRECO	2024	412	429	256	186	442	NM	NM	NM	NM

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	666	91	757	25%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	442	394	836	11%	1.6x	7%	1.3x
NewQuest IV(11)	2020	1,000	956	133	1,163	1,296	15%	1.4x	8%	1.2x
NewQuest V(11)	2022	673	327	99	390	489	68%	1.7x	49%	1.5x
NewQuest Funds		2,914	2,459	2,107	2,038	4,145	34%	1.8x	21%	1.5x
TGS(11)	2022	1,864	358	—	486	486	NM	2.8x	NM	2.8x

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,827	862	2,689	17%	1.5x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	2,653	634	2,610	3,244	16%	1.2x	11%	1.2x
Credit Solutions II Dislocation A	2022	1,310	868	707	332	1,039	23%	1.2x	16%	1.2x
Credit Solutions III	2024	1,834	—	—	13	13	NM	NM	NM	NM
Credit Solutions		9,300	6,100	4,174	3,817	7,991	18%	1.3x	13%	1.2x
Essential Housing
Essential Housing I	2020	642	456	562	16	578	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	396	902	1,298	16%	1.2x	12%	1.2x
Essential Housing III	2024	1,285	129	—	121	121	NM	NM	NM	NM
Essential Housing		4,461	1,656	958	1,039	1,997	16%	1.2x	12%	1.2x
Structured Credit & Specialty Finance
ABC Fund	2021	1,005	864	69	989	1,058	18%	1.2x	14%	1.2x
Structured Credit & Specialty Finance		1,005	864	69	989	1,058	18%	1.2x	14%	1.2x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,731	604	2,335	14%	1.7x	11%	1.5x
MMDL III	2018	2,751	2,547	2,232	1,451	3,683	14%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	744	2,695	3,439	16%	1.4x	12%	1.4x
MMDL IV Annex	2021	797	767	162	768	930	15%	1.3x	11%	1.3x
MMDL V	2022	3,924	1,168	129	1,196	1,325	18%	1.2x	14%	1.2x
Middle Market Direct Lending		12,317	9,203	5,844	6,714	12,558	14%	1.5x	11%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,136	2,773	152	2,925	15%	1.7x	11%	1.4x
Realty IX	2015	1,329	1,981	2,236	247	2,483	8%	1.4x	5%	1.2x
Realty Value X	2018	2,775	4,420	3,727	1,857	5,584	15%	1.4x	10%	1.2x
Realty Value XI	2022	2,589	1,795	652	1,298	1,950	10%	1.1x	(2%)	1.0x
Realty		10,441	13,398	13,928	3,555	17,483	15%	1.5x	10%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,009	1,993	319	2,312	5%	1.2x	3%	1.1x
Core Plus Realty		3,650	5,073	6,556	319	6,875	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	859	980	282	1,262	14%	1.5x	9%	1.4x
Asia Realty IV	2018	1,315	1,265	1,122	755	1,877	17%	1.4x	11%	1.3x
Asia Realty V	2022	2,007	531	26	616	642	38%	1.2x	9%	1.1x
Asia Realty		5,311	3,763	3,844	1,653	5,497	13%	1.5x	9%	1.3x
Japan Value
Japan Value(13)	2023	417	140	—	162	162	NM	NM	NM	NM
Japan Value		417	140	—	162	162	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,187	1,710	15	1,725	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,706	1,575	697	2,272	9%	1.5x	7%	1.4x
Europe Realty III(14)	2019	1,515	2,036	684	1,524	2,208	14%	1.4x	9%	1.2x
Europe Realty IV(14)	2023	1,469	163	19	162	181	NM	NM	NM	NM
Europe Realty		4,397	5,092	3,988	2,398	6,386	16%	1.6x	11%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,383	2,459	904	3,363	12%	2.0x	8%	1.6x
Net Lease Realty IV	2019	997	1,911	1,248	899	2,147	9%	1.2x	5%	1.1x
Net Lease Realty V	2024	194	152	19	134	153	NM	NM	NM	NM
Net Lease		2,935	5,715	6,037	1,937	7,974	15%	1.8x	10%	1.5x

The following table reflects the performance of our significant perpetual funds as of September 30, 2024 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$1,559	127%
TPEP Long Only(16)	2019	1,024	49%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	377	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	6,451	12%
ABC Evergreen(18)	2024	153	NM
Middle Market Direct Lending
TCAP(19)	2022	2,926	10%
MMDL Evergreen	2022	1,121	10%
MMDL Offshore Evergreen	2024	359	NM
Multi-Strategy
Super Fund(18)	1993	974	9%
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
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of June 30, 2024.
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
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of September 30, 2024, TPEP Long/Short had estimated inception-to-date gross returns of 174% and net returns of 127%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(16)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of September 30, 2024, TPEP Long Only had estimated inception-to-date gross returns of 50% and net returns of 49%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
(17)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 4%.
(18)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, NM and (iii) for the Super Fund, 8%.
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
(20)The Rise Climate Global South Fund excludes a $500 million commitment ($175 million of which was closed as of September 30, 2024) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.

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
As of September 30, 2024, our total liquidity was $2,444.5 million, comprised of $1,164.5 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,200.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $50.0 million under the 364-Day Credit Facility. Total cash of $1,177.8 million as of September 30, 2024 includes $261.0 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $1,177.8 million at September 30, 2024.
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
During the nine months ended September 30, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Revolving Credit Facility. As of September 30, 2024, $1,200.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.

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
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded alternative financial disclosures for the Notes Issuer and Guarantors. Other than the guaranteed Senior Notes and Subordinated Notes and the associated interest expense, the Notes Issuer and Guarantors do not have any other material assets, liabilities or operations. During the nine months ended September 30, 2024, we incurred interest expense of $36.5 million associated with the Senior Notes and Subordinated Notes. For more information on our borrowings, see Note 8, “Debt Obligations”, to the Condensed Consolidated Financial Statements.
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
During the nine months ended September 30, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Term Loan.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of September 30, 2024, we were in compliance with these covenants and conditions.
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of TPG Operating Group. In August 2024, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2025 to August 2026. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term Secured Overnight Financing Rate (“SOFR”) rate plus a 0.10% per annum adjustment and 2.25%.
During the nine months ended September 30, 2024, the subsidiary borrowed and made repayments of $30.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at September 30, 2024.

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
During the nine months ended September 30, 2024, the subsidiary borrowed $230.0 million and made repayments of $130.0 million on the 364-Day Credit Facility, resulting in a $100.0 million balance outstanding at September 30, 2024.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	2029 and Thereafter
Debt obligations(1)	$1,350,000	$100,000	$—	$—	$—	$—	$1,250,000
Interest on debt obligations(2)	1,719,264	15,325	78,027	76,085	76,085	81,085	1,392,657
Capital commitments(3)	666,995	666,995	—	—	—	—	—
Operating lease obligations	255,425	8,588	40,891	39,004	39,379	38,221	89,342
Repurchase agreements	84,031	354	5,405	26,746	23,939	27,587	—
Total contractual obligations	$4,075,715	$791,262	$124,323	$141,835	$139,403	$146,893	$2,731,999
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Securitization Notes, Senior Notes, Subordinated Notes and 364-Day Credit Facility.
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
Additional Contingent Obligations
As of September 30, 2024 and December 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $62.8 million and $58.3 million, respectively, primarily related to STAR, net of tax, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. The potential liquidation of STAR could require clawback payments. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to projected clawback as of September 30, 2024 and December 31, 2023 would be $1,940.9 million and $1,910.2 million, respectively.
As of September 30, 2024 and December 31, 2023, we had guarantees outstanding totaling $100.6 million and $73.6 million, respectively, related to employee guarantees primarily related to a third-party lending program which enables certain of our eligible employees to obtain financing for co-invest capital commitment obligations with a maximum potential exposure of $189.7 million and $176.3 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
Total 2024 Dividend Year (through Q3 2024)			$1.21
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the nine months ended September 30, 2024 and 2023, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119

2023 Exchange
March 30, 2023	1,000,000
__________
(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statement on Form S-3 filed on November 2, 2023.
These exchanges resulted in an increase in our tax basis of our investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. We recognized an additional liability associated with the Tax Receivable Agreement in the amount of $230.8 million in connection with the exchanges.

Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$720,220	$1,232,558
Net cash used in investing activities	(43,002)	(10,539)
Net cash used in financing activities	(177,769)	(1,104,857)
Net change in cash, cash equivalents and restricted cash	499,449	117,162
Cash and cash equivalents, beginning of period	678,371	1,120,650
Cash and cash equivalents, end of period	$1,177,820	$1,237,812

Operating Activities
Operating activities provided $720.2 million and $1,232.6 million of cash for the nine months ended September 30, 2024, and 2023, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $843.2 million and $651.0 million for the nine months ended September 30, 2024 and 2023, respectively. This was partially offset by other changes in operating assets and liabilities for the nine months ended September 30, 2024 and 2023, respectively.
Investing Activities
Investing activities used $43.0 million and $10.5 million of cash during the nine months ended September 30, 2024, and 2023, respectively. During the nine months ended September 30, 2024, cash used in investing activities is primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets. Cash used in investing activities during the nine months ended September 30, 2023 is primarily related to purchases of fixed assets.
Financing Activities
Financing activities used $177.8 million and used $1,104.9 million of cash during the nine months ended September 30, 2024, and 2023, respectively. During the nine months ended September 30, 2024, cash provided from financing activities is primarily related to the Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries. Cash used in financing activities during the nine months ended September 30, 2023 primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemption of the outstanding YTPG and AFTR Class A Ordinary Shares, which was funded by our Assets held in Trust Account.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended September 30, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, Deborah Messemer, our independent director, adopted the following Rule 10b5-1 plan (the “Rule 10b5-1 Plan”):

Name	Title	Type of Trading Arrangement	Security	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Deborah Messemer	Independent Director	Rule 10b5-1	Class A common stock	August 12, 2024	January 13, 2025 to July 31, 2025	3,491
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

Date: November 4, 2024

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer and Director (Principal Financial Officer and Authorized Signatory)