Form 10-K
period 2024-12-31
TPG Inc.
filed 2025-02-18
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 28, 2024 was $3,751.4 million.
As of February 14, 2025, there were 107,108,198 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 255,756,502 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of the shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
On November 1, 2023, TPG Inc., TPG Operating Group II, L.P., an indirect subsidiary of TPG Inc., and certain of their affiliated entities (collectively, the “TPG Parties”) completed the acquisition (the “Acquisition”) of Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partners, L.P. (collectively, the “Angelo Gordon Parties”) pursuant to the terms and subject to the conditions set forth in the Transaction Agreement, dated as of May 14, 2023, by and among the TPG Parties and the Angelo Gordon Parties. Accordingly, the results of TPG Angelo Gordon included in our consolidated results of operations are from November 1, 2023 through December 31, 2024.
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
•the performance of our funds;
•our ability to raise funds or capital for our funds and obtain favorable economic terms;
•our ability to incorporate TPG Angelo Gordon into the Company and achieve the intended benefits of the Acquisition;
•our execution and management of new investment strategies and expansion into new markets and businesses or in new types of investors;
•scrutiny from fund investors and regulators on ESG (as defined herein) matters and evolving regulatory requirements;

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
•artificial intelligence and other machine learning techniques;
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
•the historical and pro forma financial information in this report not being predictive of future performance;
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
•our ability to pay dividends;
•the effect on our share price of the large number of shares eligible for sale;
•the acceleration of payments under the Tax Receivable Agreement (as defined herein);
•changes in the debt financing markets or higher interest rates;
•the intense competition in the investment management business;
•climate change and climate policies and regulations;
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
•“Alabama Partnerships” refers, collectively, to Alabama Investments (Parallel), LP, a Delaware limited partnership, Alabama Investments (Parallel) Founder A, LP, a Delaware limited partnership, and Alabama Investments (Parallel) Founder G, LP, a Delaware limited partnership.
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
•“our funds” refers to the funds, investment vehicles and other entities and accounts that are managed or co-managed by TPG for which we, directly or indirectly, act as general partner or in a similar capacity.

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
•“Sunset” refers to the event that will occur on the date that a majority of the independent directors are elected at the first annual meeting of stockholders (or pursuant to a consent of stockholders in lieu thereof) after the earlier of (i) the earliest date specified in a notice delivered to the Company by GP LLC and its members pursuant to that certain GP LLC limited liability company agreement promptly following the earliest of: (a) the date that is three months after the date that neither Founder continues to be a member of GP LLC, (b) a vote of GP LLC to trigger the Sunset and (c) upon 60-days advance notice, the date determined by either Founder who is then a member of the Control Group to trigger the Sunset, if, following a period of at least 60 days, the requisite parties are unable to agree on the renewal of Mr. Winkelried’s employment agreement or the selection of a new Chief Executive Officer (“CEO”) in the event that Mr. Winkelried ceases to serve as our CEO, and (ii) the first day of the quarter immediately following the fifth anniversary of the IPO.
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
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Net MoM,” and related terms, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics—Fund Performance Metrics.”

PART I
Item 1. Business
Overview
TPG is a leading global alternative asset manager with $245.9 billion in assets under management (“AUM”) as of December 31, 2024. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
We offer a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit and real estate, and have constructed a high-quality base of assets under management within attractive sub-segments of these asset classes. The strength of our investment performance and our proven ability to innovate within our business, together with our ongoing focus on strategic, inorganic growth has led to consistent historical growth in our assets under management, all with the support of a scaled infrastructure that provides our business with a high degree of operating leverage. From 2020 to December 31, 2024, our assets under management have grown 173.2% from $90.0 billion to $245.9 billion, which includes the impact of our highly strategic acquisition of Angelo Gordon, a scaled alternative investment firm focused on credit and real estate investing, on November 1, 2023. The following table presents AUM over the last five years:

Assets Under Management
($ in Billions)
2020	$90
2021	114
2022	135
2023	222
2024	246
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. As of December 31, 2024, we employed more than 1,900 people, comprised of approximately 670 investment and operations professionals, in offices across 16 countries, providing us with a substantial global footprint and network. Our investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide pattern recognition. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include approximately 350 active portfolio companies, more than 300 real estate properties and over 5,000 credit positions, across more than 30 countries.
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

Capital	Growth	Impact	TPG Angelo Gordon		Real Estate	Market Solutions
				Credit	**Real Estate**		
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$74.4 billion AUM	**$28.1 billion** AUM	**$26.6 billion** AUM	**$72.4 billion** AUM	**$18.6 billion** AUM	**$17.6 billion** AUM	**$8.2 billion** AUM
Products	TPG Capital TPG Asia TPG Healthcare Partners	TPG Growth TPG Tech Adjacencies TPG Digital Media TPG Life Sciences Innovation	The Rise Funds TPG Rise Climate TPG Rise Climate Transition Infrastructure TPG NEXT	TPG AG Credit Solutions TPG AG Structured Credit & Specialty Finance TPG AG Middle Market Direct Lending TPG AG CLOs TPG AG Multi-Strategy	TPG AG U.S. Real Estate TPG AG Asia Real Estate TPG AG Europe Real Estate TPG AG Net Lease	TPG Real Estate Partners Real Estate Thematic Advantage Core Plus Real Estate Credit	GP-led Secondaries Public Market Investing Capital Markets

_________________
Note: AUM as of December 31, 2024.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Asia and (3) TPG Healthcare Partners.
The following table presents certain data about our Capital platform as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$74	$37	10	$14	178
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $43.5 billion in assets under management as of December 31, 2024. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $21.4 billion in assets under management as of December 31, 2024. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
Product: TPG Healthcare Partners
We established TPG Healthcare Partners, or “THP”, in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Platform: Growth
TPG Growth is our dedicated growth equity and middle market investing platform. It provides us with a flexible mandate to invest in companies across our core sectors that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in four primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Digital Media and (4) TPG Life Sciences Innovation.
The following table presents certain data about our Growth platform as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$28	$12	9	$5	72
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $18.1 billion in assets under management as of December 31, 2024. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $7.1 billion in assets under management as of December 31, 2024, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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

Platform: Impact
Our multi-fund Impact platform, which we believe is among the largest in the industry, pursues competitive, non-concessionary financial returns while also providing measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of value-add stakeholders including:
•Y Analytics: A public benefit organization that is wholly owned by TPG and which we founded to provide impact research and rigorous assessment measures for impact investments, and today functions as TPG’s firm-wide Responsible Investing and impact performance arm.
•The TPG Rise Global Advisory Board: A group of experienced investors and global thought leaders with a deep personal and professional commitment to driving social and environmental change consistent with achieving non-concessionary financial returns.
•The TPG Rise Climate Coalition: A partnership between TPG and 30 leading global corporations that are investors in TPG Rise Climate, to accelerate the sharing of knowledge, best practices and investment opportunities arising from the energy transition among the group and more broadly across the TPG Impact platform.
Based on our investment strategy and performance track record, we have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in four primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) TPG Rise Climate Transition Infrastructure and (4) TPG NEXT.
The following table presents certain data about our Impact platform as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$27	$17	9	$10	74
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate a demonstrable and significant positive societal impact alongside business performance and strong returns, with $9.4 billion in assets under management as of December 31, 2024. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $13.4 billion in total commitments. TPG Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials, and negative emissions, all without sacrificing our focus on financial returns. TPG Rise Climate has a global focus and invests opportunistically across buyouts and carve-outs and growth equity transactions.
Product: TPG Rise Climate Transition Infrastructure
TPG Rise Climate Transition Infrastructure (“Rise Climate TI”) is our newly formed product focused on investing in infrastructure businesses and assets that we believe have or will have positive climate impact. TPG Rise Climate Transition Infrastructure pursues a value-add infrastructure investment strategy, seeking to capture opportunities between core infrastructure and private equity within the energy transition, green mobility, negative emissions and sustainable fuels sectors.

Product: TPG NEXT
TPG NEXT provides strategic minority capital and custom operational support to help emerging managers establish, build and scale their firms. TPG announced the launch of the inaugural TPG NEXT fund in 2022 to use the power of TPG’s platform—including its capital, network and 30-plus year track record of business building—to accelerate the growth and de-risk the success of the next generation of alternative investment managers. Firms that partner with TPG NEXT gain access to TPG’s network, operational and investment capabilities, and ecosystem to support strategic business building and expansion.
Platform: TPG Angelo Gordon
TPG AG Credit
TPG Angelo Gordon’s alternative credit products (collectively referred to as “TPG AG Credit”) are: (1) TPG AG Credit Solutions, (2) TPG AG Structured Credit & Specialty Finance, (3) TPG AG Middle Market Direct Lending, (4) TPG AG Collateralized Loan Obligations (“CLOs”) and (5) TPG AG Multi-Strategy. TPG AG Credit’s capabilities span private and tradable credit across corporate and asset-backed markets.
The following table presents certain data about our TPG AG Credit as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$72	$43	80	$12	164
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $17.4 billion in assets under management as of December 31, 2024, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-ended funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-ended fund series and evergreen vehicle, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally-managed, publicly traded residential mortgage real estate investment trust. As of December 31, 2024, TPG AG Structured Credit & Specialty Finance had $19.0 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-ended fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of December 31, 2024, TPG AG Middle Market Direct Lending had $26.0 billion in assets under management.

Product: TPG AG CLOs
TPG AG CLOs, with $7.6 billion in assets under management as of December 31, 2024 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO investment team comprises of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.3 billion in assets under management as of December 31, 2024, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
TPG AG Real Estate
TPG Angelo Gordon’s real estate products (collectively referred to as “TPG AG Real Estate”) are (1) TPG AG U.S. Real Estate, (2) TPG AG Asia Real Estate, (3) TPG AG Europe Real Estate and (4) TPG AG Net Lease. TPG AG Real Estate products in the United States, Asia and Europe primarily focus on the acquisition of equity interests of underperforming and undervalued assets, where we can employ our opportunistic and value-add strategies to improve performance. We believe TPG AG Real Estate’s extensive and proprietary network of operating partners across each of the regions where we operate positions us to effectively identify inefficiencies and source opportunities on an off-market basis. TPG AG Net Lease primarily invests in single tenant commercial real estate acquired in simultaneous sale-leaseback transactions.
The following table presents certain data about our TPG AG Real Estate as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$19	$14	30	$7	82
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.1 billion in assets under management as of December 31, 2024, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.5 billion in assets under management as of December 31, 2024, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.0 billion in assets under management as of December 31, 2024, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.1 billion in assets under management as of December 31, 2024, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) Real Estate Credit.
The following table presents certain data about our Real Estate platform as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$18	$12	5	$6	53
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.1 billion in assets under management as of December 31, 2024, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.8 billion in assets under management as of December 31, 2024, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of December 31, 2024, the TRTX loan investment portfolio consisted of 45 first mortgage loans (or interests therein) and total loan commitments of $3.4 billion.

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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of December 31, 2024 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$8	$5	8	$2	48
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
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.2 billion in assets under management as of December 31, 2024, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $1.9 billion in assets under management as of December 31, 2024, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: Public Market Investing
TPG Public Equities
TPG Public Equities (“TPEP”) seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP manages a $1.4 billion long / short fund and a $1.0 billion long-only fund as of December 31, 2024, both of which are managed with broad, opportunistic mandates.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the years ended December 31, 2024 and 2023, our capital markets business drove $203.3 million and $113.1 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
Organizational Structure
The following diagram provides a simplified illustration of our organizational structure as of December 31, 2024. Certain entities depicted below may be held through intervening entities not shown in the diagram.

TPG Partners / TPG Partner Vehicles / GP LLC[1]
Public Shareholders
Certain Pre-IPO Investors
Voting and Nonvoting Class A Common Stock
Class A and Class B Common Stock
TPG Inc. (NASDAQ: TPG)
Wholly-Owned Subsidiaries
Common and Promote Units
Common Units
Common Units
TPG Operating Group[2]

___________
(1)GP LLC (as defined herein) owns the entities that serves as the general partners of the entities that hold 100% of the shares of Class B common stock outstanding.
(2)Includes pre-IPO investors and Angelo Gordon founder partners.

Responsible Investing at TPG
When financially material, we seek to integrate environmental, social and governance (“ESG”) factors into our investment process and operating philosophy to aid in business and financial risk mitigation and value creation. Ultimately, our investment professionals determine what they believe to be material, and ESG considerations are never independent factors in our investment decisions; rather, such factors are considered in the context of what we believe will advance the value of an investment during the relevant holding period. Y Analytics, TPG’s dedicated in-house capability for assessing such factors, works collaboratively with our investment professionals to support TPG, our funds and our portfolio companies by evaluating and advising on ESG-related risk management and value creation opportunities. Our goal is to identify and evaluate financially material, investment-specific sustainability risks and performance factors to be considered in the investment decision-making and monitoring processes to ultimately help drive long-term value for our investors and shareholders in accordance with our fiduciary duties. The approach is customized to particular strategies and investment opportunities, as risks that are relevant or material to one strategy or investment may not be for another. In addition, the extent to which financially material ESG considerations are taken into account will differ and in some cases may be limited due to, among other factors, the nature of the investments made, access to information and the ability to influence ESG outcomes at investee companies. We do not apply categorical industry or other investment restrictions across our strategies, nor do we apply universal ESG targets or mandates across our investments or portfolio companies.
Human Capital Resources
The quality of our investments and our ability to build great companies depends on the caliber of our people. Our people are one of our core strengths and principal reasons for our success. They are the key to our culture of integrity, innovation and collaboration. We aim to foster a welcoming and inclusive work environment with opportunities for growth and development to attract and retain a high-performing team. As of December 31, 2024, we have over 1,900 full-time employees, comprised of approximately 670 investment and operations professionals, over 1,000 non-investment and fundraising professionals, and more than 230 support staff, located in offices across Asia-Pacific, Europe, the Middle East, and North America.
Talent Development and Retention
We believe our culture, the breadth of our platforms and our track record for strong investment performance help us attract, develop and retain the best talent in our industry. We regularly review and evaluate our internal processes for ways to improve employee engagement, productivity and efficiency.
Recognizing that feedback is critical to driving career development and growth, as well as overall employee engagement, we have developed a robust feedback framework, which includes opportunities for all employees to both provide and receive feedback through our annual 360-degree review process. In addition, our employees set goals at the beginning of the year in partnership with their managers and receive feedback throughout the year. Our annual review process is a competency-based assessment, including “core” competencies that are consistent across the firm regardless of function or title. These competencies are aligned with the firm’s values and are attributes that we believe are important to the success of all employees.
Our year-end 360-degree review process is designed to encourage feedback from employees of all levels and includes a self-assessment, which summarizes key accomplishments, development areas and status of the goals set earlier in the year. All employees measure themselves and their colleagues based on firmwide and business-unit specific competencies, which are customized by function and level. In addition, select employees receive a Manager Effectiveness evaluation, which measures managers on key attributes of effective management and leadership skills. We offer training and resources at each stage of the process to help ensure that employees have productive, thoughtful and candid performance conversations.
In order to invest in our people and to foster community, we continue to expand our employee and manager training programs, as described in detail under “—Learning and Engagement Initiatives” below.

Learning and Engagement Initiatives
Employee Training and Mentorship: We have instituted various “learning initiatives” as a part of our commitment to invest in the development of our employees. These learning initiatives focus on a variety of areas, including culture, functional and technical knowledge, inclusivity, leadership and management, and professional growth. We have tailored learning initiatives for our new employees to facilitate their integration into the firm.
In addition to our learning initiatives, we provide our employees access to e-learning resources that have been curated based on our analysis of performance review data. These curated learning paths align with our internal performance management competencies. In furtherance of our goal of developing an inclusive workforce, over the past few years we have held firmwide training on various topics that support our culture of integrity and collaboration. All employees have access to the online trainings throughout the year.
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
Diversity and Inclusion
We believe that the quality of our investments and our ability to build great companies—including our own—depend on the originality of our insights, which is supported by having a diverse and inclusive workforce, representing a wide range of backgrounds and perspectives.
We strive to ensure that diversity of all kinds is embedded in the key pillars of our firm’s talent strategy, including recruiting, employee retention and employee development. From a recruiting perspective, we have enhanced our collaborations with key external organizations to diversify our sourcing and networks as we seek to hire and retain the most qualified and outstanding candidates from a wide variety of backgrounds.
We have six affinity groups that help us cultivate and retain a diverse and inclusive workforce. Partner-sponsored initiatives, such as our Associate Mentoring Program, Women’s Mentoring Program and Diversity Roundtable discussions also are critical ways for us to ensure an inclusive employee experience. We seek to ensure that all employee careers are proactively managed and that they are developed for future opportunities.
Additionally, TPG NEXT provides strategic minority capital and custom operational support to help emerging managers establish, build and scale their firms. TPG NEXT uses the power of TPG’s platform to accelerate the growth and de-risk the success of the next generation of alternative investment managers.
Health and Wellness
We are committed to the health, safety and wellness of our people and offer comprehensive health and welfare benefit plans and retirement offerings as well as a variety of wellness benefits. These include healthcare and insurance benefits, paid time-off, family leave and family planning resources.
We care deeply about the overall emotional well-being of our employees. We offer employee well-being programs designed to meet the diverse needs of our employee population, including access to mental health support through our medical plan, access to online meditation platforms and learning resources that teach methods to mitigate burn out, focus on self-care and increase productivity.

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
Corporate Social Responsibility
We strive to invest in our local communities and engage our people and other stakeholders in making a meaningful impact, whether through charitable donations or volunteer time. The firm hosts a wide range of volunteering opportunities, including serving meals at local shelters, mentoring local students, and building and coordinating delivery of care packages to U.S. troops. Additionally, we participate in corporate sponsorships and partnerships and offer a donation matching program.
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
Our investment professionals are actively involved in the investment process. Generally, they directly or indirectly lead with identifying, evaluating, structuring, performing diligence, conveying terms, executing, monitoring and exiting investments. We strive to be creative and look for deals in which we can leverage our competitive advantages and sector and geographical experience. Our investment professionals perform significant research into each prospective investment, including, based on the type of investment, a review of the prospective investment’s performance, projection, market position, capital structure, financial statements, comparisons of other public and private companies and comparative transactions and relevant industry and market data. For our private equity investments, the due diligence effort also typically includes on-site visits, interviews and meetings with management, research, evaluation and analyses related to the potential investment’s industry, markets, products and services, and competitive positioning, and background checks of the management team.
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
Structure and Operation of Our Funds
Structure and Management of Investment Vehicles
We manage most of our funds primarily by organizing a limited partnership or other limited liability entity to serve as the general partner of a limited partnership (a fund) organized by us to accept investors’ commitments. Investors in our funds generally make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. We and our affiliates can also make commitments to our funds that generally are less than 5% of the fund’s total limited partner capital commitments. Fund commitments are generally available for investment and other fund purposes during what we call the investment period or commitment period, which typically runs six or fewer years for each fund. After that time, commitments may be used for follow-on investments and other fund purposes. In the case of our separately managed accounts, primarily related to TPG Angelo Gordon, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. For most of our historic TPG funds, as each investment is realized, these funds first return the capital related to that investment, any previously realized or written down investments and certain fund expenses to fund investors and the general partner. The general partners of our historic TPG funds are then generally entitled to a performance allocation of 20% of the remaining profits, subject to preferred returns or high watermarks, where applicable. The general partners of the TPG Angelo Gordon funds are generally entitled to a performance allocation of up to 20% after a catch-up allocation, subject to preferred returns or high watermarks, where applicable. Certain funds may make distributions to the general partner to provide the general partner with cash sufficient to pay applicable federal, state and local tax liabilities to the extent distributions from such funds for the relevant year were otherwise insufficient to cover such tax liabilities.

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
In general, each fund that is a limited partnership has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the fund’s activities. The general partner is responsible for all decisions concerning the day-to-day management and operations of the fund and relies upon the fund’s investment manager to implement such decisions pursuant to a management (or similar) agreement. Generally, the limited partners of our funds take no part in the conduct or control of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters, including certain amendments to the partnership agreement or early liquidation of the partnership. In addition, the governing agreements of many of our funds provide that in the event certain “key persons” do not devote the requisite time and attention, then the fund’s commitment period will generally be automatically suspended for a period of time, typically 60 or 90 days, and, depending on the fund’s governing documents, may be terminated unless a majority in interest of the fund’s investors elect to continue the commitment period or an appropriate successor is approved by the fund’s advisory committee. Further, investors in such funds may have the right to vote to terminate the commitment period by a specified percentage in interest (including, in certain cases, a simple majority) vote in accordance with specified procedures. The governing agreements of certain funds also provide that investors have the right to terminate the investment period for any reason by a vote of 75% of the interests in such fund (with some funds only requiring a simple majority). Most of our funds also have an advisory committee, comprising representatives of certain limited partners, which may consider or waive conflicts of interest or other restrictions in the partnership agreement or otherwise consult with the general partner on certain partnership matters.
Several funds are structured as corporate or non-partnership entities under applicable law. Two of the vehicles that we manage, TRTX and MITT, are publicly traded corporations. We also manage TCAP, a business development company. None of TRTX, MITT or TCAP have redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain real estate investment trust (“REIT”) or regulated investment company (“RIC”) status, as applicable).
Our funds are each generally advised by a TPG entity serving as investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fee to which our investment advisers are entitled, see “—Incentive Arrangements and Fee Structure” below. Investment funds themselves typically do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are owned exclusively by persons that, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act and purchase their interests in a private placement. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are beneficially owned by not more than 100 persons that purchase their interests in a private placement. In addition, under certain current Securities and Exchange Commission (“SEC”) interpretations, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the Investment Company Act or register as investment companies or business development companies under the Investment Company Act.
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
Performance allocations are generally calculated on a realized basis, and each general partner (or affiliate) is typically entitled to an allocation of up to 20% of the net realized profits (also taking into account, among other things, unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds.
Performance allocations are subject to limited partner preferred returns or high watermarks, where applicable, and subject to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the general partner received distributions of performance allocations over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed performance allocations exceeded its allocable share. This is known as a “clawback” obligation. To the extent we are required to fulfill a clawback obligation, we may decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given fund’s own net investment performance only, and performance allocations of other funds are not netted for determining this contingent obligation. Moreover, the governing agreements of most of our funds generally provide a guarantee of clawback obligations to fund investors from the TPG Operating Group (directly or indirectly) although we retain the right to pursue any remedies that we have against performance allocation distributees who do not return to us such distributions. We have recorded a contingent repayment obligation of $5.5 million as of December 31, 2024, equal to the amount that would be due if the various funds were liquidated at their current carrying value.
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
Legal and Compliance
Our legal and compliance team includes nearly 100 attorneys, compliance professionals and paralegals. In addition to supporting our corporate functions, the legal team supports our investment team across all investments made by us on behalf of our clients and investors. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with securities laws and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations.
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

Although we have placed certain businesses behind permanent information barriers, we generally allow for information to flow freely among many of our other investment platforms. In an effort to manage possible risks relating to the receipt of material, non-public information and our decision not to implement information barriers among many investment platforms, we maintain a list of issuers applicable to each side of the information barrier for which we have access to material, non-public information and in whose securities the funds, accounts and investment professionals on that side of the information barrier are not permitted to trade. We could in the future decide that it is advisable to adjust or fully remove the information barrier, which could result in restrictions on our ability to buy or sell securities. We could also in the future establish additional permanent or temporary information barriers, particularly as our business expands and diversifies. In the event we establish additional information barriers, synergies across our businesses will be further reduced.
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
Regulation Under the Investment Company Act
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either TPG Inc. or the TPG Operating Group is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act. Further, a majority of the TPG Operating Group’s assets consist of indirect ownership interests in the general partners or managing members of the funds we sponsor. We believe these interests in the general partners or managing members are not investment securities. The TPG Operating Group also holds minority interests in certain operating subsidiaries that are consolidated on the TPG Operating Group’s financial statements as “variable interest entities.” See Note 11, “Variable Interest Entities,” to the Consolidated Financial Statements for additional information regarding our variable interest entities. The TPG Operating Group’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act (“section 3(a)(1)(C)”). However, the value of these subsidiaries is not large enough to cause the TPG Operating Group’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). TPG Inc.’s assets consist primarily of units representing approximately 30% of the TPG Operating Group held through its 100% interest in certain holding companies. TPG Inc. is also the owner of the entities serving as the general partner of the TPG Operating Group partnerships and, in such capacity, indirectly controls all of the TPG Operating Group’s business and affairs. We do not believe TPG Inc.’s interests in these units or the general partners are investment securities. Therefore, we believe that less than 40% of TPG Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe TPG Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C). In addition, we believe TPG Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

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
United Kingdom
TPG Europe LLP (“TPG Europe”) and Angelo, Gordon Europe LLP (“AG Europe”) are our London-based affiliates that are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) under the Financial Services and Markets Act 2000 (“FSMA”). TPG Europe and AG Europe have permissions to engage in a number of FSMA-regulated activities, including advising on investments and arranging deals. FSMA and related rules, including the FCA’s rules and guidance, govern most aspects of investment business, including provision of investment advice, use and/or safekeeping of client funds and securities, regulatory capital, record-keeping, approval standards for individuals, anti-money laundering and periodic regulatory reporting. The FCA is responsible for administering these requirements and our compliance with FSMA and related rules. Violations of these requirements may result in public or private censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion of officers or employees from performing certain functions within the financial services industry, or other similar consequences.

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
Website and Availability of SEC Filings
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), TPG Angelo Gordon website (https://www.angelogordon.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured), TPG Instagram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
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
Item 1A. Risk Factors
Risks Related to Our Business
We depend on our senior leadership and key investment and other professionals, and the loss of their services or investor confidence in them could have a material adverse effect on our results of operations, financial condition and cash flow.
We depend on the experience, expertise, efforts, skills and reputations of our investment and other professionals, including our senior leadership, senior advisors and other key personnel, none of whom are obligated to remain employed or otherwise engaged with us. For example, our ability to continue delivering strong fund returns depends on the investments that our investment professionals and other key personnel identify and the synergies among their diverse fields of expertise. Senior leadership, investment professionals and other key personnel also have strong business relationships with our fund investors and other members of the business community. The loss of any of their services, including if any were to join or form a competing firm or experience a health or safety issue, could have a material adverse effect on our results of operations, financial condition and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Further, there can be no assurance that our founder succession process or plans to transition to long-term corporate governance by an independent board of directors will facilitate an orderly transition.
In addition, the failure of certain “key persons” (i.e., professionals who are named as “key persons” for certain of our funds) to devote the requisite time and attention required under a fund’s governing documents could cause the automatic suspension or termination of the fund’s commitment period, and in certain cases the general partner’s replacement and/or the fund’s dissolution. If “key persons” engage in certain forms of misconduct, fund investors could have the right to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. See “—Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.” Additionally, the limited ownership requirements and transfer restrictions to which our senior professionals’ equity interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived, thereby limiting their incentive to remain with us. Any of the foregoing could lead to a substantial decrease in our revenues or materially and adversely affect our reputation.
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
• transaction, monitoring and other fees, including compensation received from our broker-dealer or related entities for various capital markets services;
• incentive fees;
• performance allocations, which are based on the performance of our funds;
• investment income from our investments as general partner; and
• expense reimbursements.
Poor performance of our funds could make it more difficult for us to raise new capital. Existing and potential investors continually assess our funds’ performance, and our ability to raise capital for existing funds and future funds, as well as avoiding excessive redemptions from our open-ended credit, public equity and other funds depends on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease our AUM and revenue. In addition, capital markets fees are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our funds could adversely affect the amount of fees generated by our broker-dealer. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flow.
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
Our success depends on our ability to raise additional and/or successor funds in order to keep making investments and, over the long term, keep earning steady management fees. Our current private equity, real estate and certain of our credit and other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, we generally must raise a successor fund to continue receiving management fees from that product line. If we are unable to raise successor funds of a comparable size without delay, our revenues may decrease as the investment periods of our predecessor funds expire and associated fees decrease. In addition, investors in our open-ended credit, public equity and other funds, and our BDC, have the ability to redeem their fund interests and move their capital to other investments; these funds’ management fees and performance allocations would decline if we are unable to raise capital to replace that of redeeming fund investors. Management fee growth also depends in part on us securing capital for new funds.
Raising capital for our funds is subject to various risks. For example, we may seek to raise significant capital for our funds at a time when our competitors, some of whom have substantially larger capital formation teams, are likewise engaged in significant fundraising campaigns, or at a time when investors, as a result of general economic downturn or otherwise, are limiting or reducing their total investments. We may also be in the market with multiple fundraising campaigns at the same time and need to prioritize some over others to more effectively compete for limited investor capital. By the time we launch a fundraising campaign, investors who might otherwise have participated may have already allocated all of their available capital to other funds and be unable to commit to ours. We could struggle to raise successor funds or fresh capital for other reasons beyond our control, including as a result of general economic or market conditions or regulatory changes, which could have a material adverse effect on our results of operations, financial condition and cash flow.
In addition, certain institutional investors, including sovereign wealth funds and public pension funds, continue to demonstrate an increased preference for alternatives to traditional fund structures, such as managed accounts, specialized funds and co-investment vehicles, in addition to consolidating their capital with fewer alternative asset managers. There can be no assurance that historical or current levels of commitments to our funds from these investors will continue. Investors in our funds may decide to move their capital away to other investments for any number of reasons, such as
•changes in interest rates that make other investments more attractive;
•poor investment performance;
•changes in investor perception regarding our focus or alignment of interest, including if we change or broaden a fund’s investment strategy;
•reputational concerns;
•legislation reducing or minimizing the ability to invest in alternative assets; or
•departures or changes in responsibilities of key investment professionals.
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
We enter into customized investment programs with select investors, particularly as certain investors seek to consolidate their capital with fewer managers. This customization takes the form of contractual arrangements pursuant to broader strategic relationships or other types of strategic partnerships, separately managed accounts (“SMAs”) and other bespoke investment structures. In exchange for significant commitments and in recognition of past commitments, these arrangements can include the establishment of dedicated vehicles, discounted and/or shared management fees, reduced and/or shared performance allocations, the right to participate in co-investment opportunities and knowledge sharing, training and secondment programs. These arrangements could increase the cost of raising capital at the scale and level of profitability we have historically achieved.
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
Management fee revenue constitutes the largest portion of income from our business and depends on the pace of investment activity in our funds. For nearly all of our funds, we charge management fees based on the amount of capital invested during a portion, and sometimes all, of a fund’s fee-paying life. As a result, the pace at which we make investments, the length of time we hold these investments and the timing of dispositions directly impact our revenues. Many factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities and adverse developments in the United States or global economy or financial markets. In addition, in certain cases a decline in investment value can reduce the invested capital fee base. As a result, the variable pace at which many of our funds invest capital and dispose of investments, and variations in underlying asset value, may cause our management fee revenue to vary from one quarter to the next. We would generally expect a slowdown in investment pace to cause an eventual decline in other sources of revenue such as transaction fees and fees earned by our broker-dealer. Likewise, during attractive selling environments, our funds may capitalize on increased opportunities to exit investments, and an increase in the pace at which our funds exit investments, if not offset by new commitments and investments, would reduce management fees. Additionally, higher fundraising activity also generates incremental expenses and, as new capital commitments may not immediately generate fees, we could incur fundraising related costs ahead of generating revenues.
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
We negotiate terms with existing and potential investors when raising capital for new or existing funds. These negotiations could result in terms that are materially less favorable to us than the terms of our prior funds. For example, such terms could restrict our ability to raise funds with investment objectives or strategies that compete with existing funds, increase the hurdle required to be generated on investment prior to our right to receive management fees and performance allocations, add expenses and obligations for us in managing funds or increase our potential liabilities. Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we expect to receive more requests to modify the terms of our new funds, including reductions in management fees or the implementation of arrangements whereby an investor shares in certain funds’ management fees or performance allocations. For example, certain of our newer funds include more favorable terms for fund investors that commit to early closes. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
Further, investors increasingly expect to make investments in our funds on customized terms. We regularly enter into separate agreements and/or create separate vehicles with certain individual investors, which often include, among other things, provisions permitting an investor to opt out of particular investments, discounting an investor’s management fee, reducing our share of performance allocations or granting an investor preferential rights with respect to co-investment opportunities. Any agreement to terms that are more favorable than those set forth in a fund’s governing documents could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
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
While we expect the Acquisition to benefit the Company and our stockholders, the completion of the Acquisition also exposed our business to new and varying risks. We also cannot assure you that we will continue to successfully integrate TPG Angelo Gordon or otherwise realize all the expected benefits of the Acquisition. The success of the Acquisition depends on, among other things, our ability to continue to:
•integrate TPG Angelo Gordon’s business model and people into our businesses, including realizing the benefits of expected synergies and properly managing potential conflicts of interest; and
•implement adequate investment processes, controls and procedures that are appropriate for the combined company, including TPG Angelo Gordon’s obligations to provide financial reporting as part of a public company, and to manage any associated incremental operating costs.
Many of these factors are and will remain outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and focus, which could have a material and adverse effect on our results of operations, financial condition and cash flow.
In addition, other events outside of our control, such as the political climate, macroeconomic events and regulatory or legislative changes, including in new jurisdictions in which we now operate as a result of the Acquisition, could limit our ability to realize all the anticipated benefits from the Acquisition.

Incorporation of TPG Angelo Gordon into the Company results in certain incremental risks and exacerbates existing risks of our business.
TPG Angelo Gordon operates its business as a discrete TPG platform focused on credit and real estate investments. These investments pose risks that the Company did not face prior to the Acquisition, many of which may be material. These risks include:
•financial, regulatory and other risks related to investment in real estate assets in new geographies, including increased exposure to real estate assets in Europe and Asia;
•risks related to investments made pursuant to special situation and distressed debt investment strategies;
•litigation and regulatory risks relating to credit products, including risks arising in jurisdictions in which we had not previously operated;
•risks related to investments in, regulation of and reserve requirements related to CLOs; and
•risks related to TCAP, TPG Angelo Gordon’s BDC.
We may not be successful in executing or managing the complexities of new investment strategies, in expanding into new markets and businesses or in attracting new types of investors, which could have a material adverse effect on our results of operations, financial condition and cash flow.
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
•our ability to identify and manage risks in new lines of businesses and new types of investors;
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
In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business, as with our acquisition of TPG Angelo Gordon. Our ability to consummate an acquisition will depend on our ability to identify and accurately value potential acquisition opportunities and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or incur unexpected costs. The following factors, among others, could also limit the success of a firm acquisition:
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
•difficulties and costs associated with the assimilation of employees; and
•the risk that a change in ownership will negatively impact the relationship between the combined business and its investors.
Historically, we have had, and in the future may have, a new product, business or venture developed internally or by acquisition that proves to be unsuccessful. In those instances, we may decide to wind down, liquidate and/or discontinue those products, businesses or ventures, and we have done so in the past. Such actions could negatively impact our relationships with investors in those businesses, subject us to reputational harm, litigation or regulatory inquiries and expose us to additional expenses, including impairment charges and potential liability from investor or other complaints.
Entry into certain lines of business may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk and expense. New products or strategies could have different economic structures than our traditional funds and may require a different marketing approach. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. There can be no assurance that any joint venture opportunities will be successful. In addition, to the extent that we distribute products through new channels, including through unaffiliated firms and/or those providing access to retail investors, or market our funds to new types of investors, we may be unable to effectively monitor or control the manner of their distribution. These activities also will impose additional compliance burdens on us, subject us to enhanced regulatory scrutiny and expose us to greater reputation and litigation risk. Further, these activities may give rise to conflicts of interest and related party transaction risks and may lead to litigation or regulatory scrutiny. There can be no assurance that any new product, business or venture we develop internally or by acquisition will succeed.
Scrutiny from fund investors and regulators on ESG matters and evolving regulatory and other requirements may affect investment opportunities for our funds, negatively impact our ability to raise or deploy capital from investors, and result in additional compliance costs.
Many of our fund investors, stockholders, regulators and other stakeholders are focused on ESG matters. Certain fund investors consider our record against their expectations for socially responsible investing and other ESG factors, including by utilizing third-party benchmarks or scores, in determining whether to invest in our funds. At times, certain fund investors have conditioned future capital commitments on taking or refraining from taking certain ESG-related actions. Although some of our funds are focused on socially responsible-, climate- or transition-focused investing with non-concessionary financial returns, these or other funds may make investments that fund investors or stockholders view as inconsistent with their ESG standards or commitments. If our ESG practices or third-party ratings do not meet the standards set by these fund investors or stockholders, or if we fail, or are perceived to fail, to demonstrate progress toward their ESG expectations, they may choose not to invest in our funds or exclude our Class A common stock from their investments, and we may face reputational damage. To the extent our access to capital from fund investors focused on ESG ratings or matters is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues. Further, there can be no assurance that fund investors and other stakeholders will determine that our ESG initiatives are sufficiently robust. There also can be no assurance that we will be able to accomplish any announced ESG initiatives, as statements regarding ESG initiatives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Further, as part of our ESG practices, we rely on the services and methodologies of Y Analytics, an affiliated public benefit organization, and other third parties. Such services and methodologies by Y Analytics or other third parties could prove to be inaccurate and there can be no assurance that they will be successful. The occurrence of any of the foregoing could negatively impact our relationships with fund investors, our funds’ performance, our ability to raise funds and capital and the price of our Class A common stock, all of which could adversely affect our business and results of operations.
Anti-ESG sentiment has gained momentum in the United States, with the Federal government and many states having enacted or proposed “anti-ESG” policies or legislation or taken related legal interpretations. These include, for example, (i) targeting financial institutions that “boycott” or “discriminate against” companies in certain industries by prohibiting state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions requiring that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such policies or legislation viewed our funds or ESG practices, including our climate-related impact strategies, as being in contradiction of such “anti-ESG” policies, legislation or legal interpretations, such fund investors may not invest in, or may exit, our funds, our ability to maintain the size of our funds could be impaired, and it could negatively affect our results of operations, financial condition and cash flow. Additionally, asset managers have been subject to scrutiny on antitrust grounds related to ESG-focused industry working groups, initiatives and associations, including organizations taking action seeking to address climate change or climate-related risk. Further, scrutiny of corporate diversity, equity and inclusion (“DEI”) practices has increased and continues to increase. Some state attorneys general, private parties and members of Congress are asserting that certain corporate DEI practices are unlawful. There have been widely publicized social media campaigns criticizing the DEI practices at some companies. In addition, the Trump administration has announced initiatives targeting DEI programs and related measures that seek to address social inequality, including ending affirmative action regulations for federal contracts and directing government agencies to identify prominent businesses and other organizations for possible enforcement actions. Such anti-ESG and anti-DEI related policies, legislation, initiatives and scrutiny could increase our compliance costs, expose us to the risk of litigation, antitrust investigations and/or challenges by federal or state authorities, result in injunctions, penalties and reputational harm and/or require certain investors to divest or discourage certain fund investors from investing in our funds.
Regulators in several jurisdictions have scrutinized ESG-related disclosures by asset managers, which exposes us to additional risks. For example, this additional scrutiny has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements regarding the investment strategies or governance of our funds or our and the funds’ ESG efforts, programs or initiatives, often referred to as “greenwashing.” Any such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new fund investors. In addition, there has been significant regulatory focus on ESG-related practices by investment managers and operating companies, in particular relating to increasing transparency regarding the definition, measurement and disclosure of ESG factors to allow investors and other stakeholders to better understand and validate sustainability claims and performance. More generally, national and supranational regulatory priorities and legislation regarding ESG in the United States and other jurisdictions applicable to us, our funds and their portfolio companies are highly uncertain and continue to evolve, and future developments could adversely affect our business. Among other impacts, compliance with new and shifting requirements may lead to increased management burdens and costs. There is also a risk of mismatch between U.S., European Union (“EU”), U.K. and other regulatory initiatives and related requirements, which may vary at the fund, advisor and public company level.
We, our funds and their portfolio companies could become subject to additional ESG-related regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current or future ESG program and practices will comply with future regulatory requirements, new interpretations of current regulatory requirements, reporting frameworks or best practices, or changing perceptions of ESG or anti-ESG advocates or policymakers regarding acceptable practices, thus increasing the risk of investor, regulatory and/or other stakeholder scrutiny. If any governmental authority, regulatory agency or similar body were to take issue with our past or future practices, then we, our funds and/or their portfolio companies may be at risk for regulatory sanction, and any such investigations could be costly, distracting, time consuming and/or harmful to our reputation and business.

Further, with respect to both voluntary and mandated ESG disclosures, we and our portfolio companies may not successfully implement measurement processes and disclosure controls and procedures that meet evolving investor, regulatory or other stakeholder expectations. Any enhancements to such processes and controls may be costly and give rise to significant administrative burdens and may present numerous operational, reputational, financial, legal and other risks. If we or our portfolio companies do not successfully implement controls related to reporting ESG information or cannot readily obtain such information, this could result in legal liability and reputational damage, which could impact our ability to attract and retain fund investors.
We and many of our portfolio companies also may undertake voluntary reporting on various ESG matters, including those relating to greenhouse gas emissions and human capital management. The standards for tracking and reporting on ESG matters continue to evolve. Subsequent modification or restatement of voluntary information previously reported may create legal, reputational or business risk.
The European Commission has adopted an action plan on financing sustainable growth, as well as initiatives at the EU level, such as the SFDR (as defined below). See “—Risks Related to Our Industry—Regulatory initiatives in jurisdictions outside the United States could negatively impact our business—SFDR.” Compliance with the SFDR and other ESG-related rules and frameworks has and is expected to result in increased legal, compliance, engagement, reporting and other associated costs and expenses which would be borne by us and our funds because of the need to collect certain information to meet the disclosure requirements, which are highly dynamic and subject to change. If regulators disagree with the procedures or standards we use for responsible investing, or new regulations or legislation require a methodology of measuring, verifying or disclosing ESG or impact factors that differ from our current practices or necessitate a redesignation of our funds subject to SFDR, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flow. As currently adopted, although subject to pending proposals, each of the Taxonomy Regulation (as defined below), the SFDR and the associated regulatory technical standards remain subject to change, as a series of initiatives are ongoing for review and potential revision of each. If the proposals are adopted, certain TPG funds would likely be required to update existing disclosures provided to investors, or changes to the investment portfolio of particular funds or name changes to particular funds may be necessary.

Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.
If we, as the general partner, managing member or management company, or certain “key persons” engage in certain forms of misconduct, the governing agreements of our funds generally allow the investors of those funds to, among other things, remove the general partner, terminate the commitment period and/or dissolve the fund. Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Our investment vehicles that are structured as “funds of one” or SMAs have a single investor or a few affiliated investors that typically have the right to terminate the investment period or cause a dissolution of the vehicle under certain circumstances. Moreover, if certain “key persons” fail to devote the requisite time and attention to managing the fund, the fund’s commitment period will generally be automatically suspended for a period of time, typically 60 or 90 days, and, depending on the fund’s governing documents, may be terminated unless a majority in interest of the fund’s investors elect to continue the commitment period or an appropriate successor is approved by the fund’s advisory committee. While we believe that our investment professionals have appropriate incentives to remain in their respective positions based on equity ownership, profit participation and other contractual provisions, there can be no guarantee of the ongoing participation of our investment professionals in respect of our funds. If a general partner is removed, we would no longer be involved in the management or control of the fund, and there could be no assurance regarding the fund’s ability to consummate investment opportunities and manage portfolio companies. In addition, if a general partner is removed for certain bad acts, the amount of accrued performance allocations we would otherwise receive may significantly decrease. Our funds often permit our funds’ investors to dissolve the fund prematurely upon the election of a specified percentage of investors, and the relevant threshold is increasingly a majority-in-interest of the fund’s investors. In the event that a fund is dissolved prematurely, it may be required to dispose of its investments at a disadvantageous time or make in-kind distributions. Although we periodically engage in discussions with fund investors and/or advisory committees of our funds regarding a waiver of such provisions or replacement of relevant key persons with respect to executives whose departures have occurred or are anticipated, such waiver or replacement is not guaranteed. Such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts, cause us to agree to less favorable terms with respect to the affected fund or have a material adverse effect on our results of operations, financial condition and cash flow.
If we are required to liquidate fund investments at a disadvantageous time as a result of dissolution, management fees and performance allocations would terminate, and we could ultimately realize lower-than-expected return on the investments and, perhaps, on the fund itself. In addition, most of our funds provide for the termination of the fund’s the commitment period early upon the election of a specified percentage of investors, and if exercised the fund’s ability to consummate, manage and/or dispose of its investments or otherwise achieve its investment objectives is likely to be negatively affected, and would result in a reduction in the amount of management fees that we are entitled to receive. We do not know whether, or under what circumstances, our funds’ investors are likely to exercise any such right.
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
•in recent years, there has been increased competition for investment opportunities resulting from, among other things, the increased amount of capital invested in alternative funds and increased competition for investments could reduce our returns in the future;
•the rates of return of some of our funds in certain years have been positively influenced by a number of investments that experienced rapid and substantial increases in value following the dates on which those investments were made, which may not occur with respect to future investments;
•our funds’ returns in some years have benefited from investment opportunities and general market conditions, including a low interest rate environment, that may not repeat themselves, and our current or future funds may be unable to avail themselves of comparable investment opportunities or market conditions;

•market conditions during previous periods may have been significantly more favorable for generating positive performance than current market conditions or the market conditions that we may experience in the future; and
•newly established funds may generate lower returns during the period that they take to deploy their capital.
Our financial performance depends in part on the investment performance of our funds, which in turn is influenced by general market conditions. Increased market volatility, including broad declines in equity valuations and changes in interest rates, would impact our investments and the performance of our funds. We believe that future volatility in general market conditions would affect both our funds’ performance and our financial performance.
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
•Financial Projections. Our funds generally establish the capital structures of portfolio companies on the basis of financial projections normally based on management judgments. In all cases, the projections are only estimates of future results that are based upon assumptions made at the time the projections are developed. There can be no assurance that a portfolio company will achieve its projected results, and actual results can vary significantly from the projections. General economic conditions, which are not predictable, along with other factors, can have a material adverse effect on the reliability of projections.
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

Some of our investors or regulators may question our valuations or methodologies. For example, the SEC continues to focus on private investment vehicle valuations, including by scrutinizing consistent application of the relevant methodology, disclosure and conflicts of interest, in its enforcement, examination and rulemaking activities.
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
When conducting due diligence and assessing an investment, we rely on the resources available to us, including information from the target and, in some circumstances, third-party investigations and analysis. The information available to us in conducting due diligence of newly organized or growth stage companies is limited, may be difficult to obtain for companies experiencing distress, and we limit the due diligence we conduct for certain of our strategies to publicly available information. Accordingly, the due diligence investigation that we carry out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating it. For example, the due diligence process in connection with carve-out transactions may underestimate the complexity and/or level of dependence a business has on its parent company and affiliated entities. In addition, because a carve-out business often does not have financial statements that accurately reflect its true financial performance as a stand-alone business, due diligence assessments of such investments can be particularly difficult. Instances of fraud, accounting irregularities and other improper, illegal or deceptive practices can be difficult to detect, and fraud and other deceptive practices can be widespread in certain jurisdictions. Several of our funds invest in emerging market countries that may not have laws and regulations that are as stringent or consistently enforced as in more developed nations. For example, our funds invest throughout jurisdictions that are perceived to present an elevated risk of corruption according to international rating standards (such as Transparency International’s Corruption Perceptions Index), and in companies in the United States and other jurisdictions and regions with low perceived risk of corruption but whose business may be conducted in other high-risk jurisdictions, including, for example, Bangladesh, Brazil, China, India, Indonesia, Kenya, Myanmar, Nigeria, the Philippines, Thailand and Vietnam. Due diligence on investment opportunities in these jurisdictions is frequently more complicated due to lack of consistent and uniform commercial practices and/or very limited access to information. Bribery, fraud, accounting irregularities and deceptive or corrupt practices can be especially difficult to detect in such locations.
In addition, investment opportunities may involve companies that have historical and/or unresolved regulatory-, tax-, fraud- or accounting-related investigations, audits or inquiries and/or have been subject to public accusations of improper behavior (including bribery and corruption). Even specific, enhanced due diligence investigations with respect to such matters may not reveal or highlight all facts and circumstances that may be relevant to evaluating the investment opportunity and/or accurately identifying and assessing settlements, enforcement actions and judgments that could arise and have a material adverse effect on the portfolio company’s operations, financial condition, cash flow, reputation and prospects. Our due diligence investigations may not result in us making successful investments. Although our funds typically obtain representations and warranties insurance, such insurance may not be available on desired terms. Failure to identify risks associated with our investments could have a material adverse effect on our results of operations, financial condition and cash flow.
Many of our funds invest in relatively high-risk, illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time or lose some or all of the principal amount we invest.
Many of our funds invest in securities, including equity securities, that are not publicly traded. In many cases, contracts we enter into or applicable securities laws prohibit our funds from selling such securities for a period of time. Our funds will generally be unable to sell these securities publicly unless we register their sale under applicable securities laws or we can rely on an available exemption, and in either case only at such times when we do not possess material non-public information. Our funds’ ability to dispose of investments is heavily dependent on the capital markets. For example, our ability to realize any value from an investment may depend upon our ability to complete an initial public offering. However, even with publicly traded securities, we may only dispose of large holdings over a substantial length of time, exposing our investment returns to market risk during the intended disposition period. Moreover, because the investment strategy of many of our funds often entails us serving on our funds’ public portfolio company boards, our funds may be restricted from selling during certain time periods. Accordingly, our funds may be forced, under certain conditions, to either sell securities at a loss or defer, potentially for a considerable period of time, sales that they had planned to make.
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
Many of our funds invest a significant portion of their assets in the equity or other securities of issuers located outside the United States, including (in order of concentration as of December 31, 2024) Europe, India, China, Australia, Singapore, Korea, and Malaysia. Investments in non-U.S. securities or companies that are based or have operations in countries outside of the United States, or otherwise generate revenue or have other touchpoints outside of the United States, involve certain factors not typically associated with investing in U.S. companies, including risks relating to:
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
•potential exposure to the U.S. Foreign Corrupt Practices Act (“FCPA”), anti-money laundering laws and other laws that prohibit improper payments or offers of payments for commercial bribery purposes or to foreign governments, their officials and other third parties;
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
In addition, restrictions on international trade or the recent or potential further imposition of tariffs may negatively impact investments in non-U.S. companies. See “—Ongoing trade negotiations and the potential for further regulatory reform in the United States and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.” For example, the tax authorities in certain countries, including certain EU member states, have sought to deny the benefits of income tax treaties or EU directives with respect to withholding taxes on interest and dividends and capital gains of non-resident entities. These various proposals and initiatives could result in an increase in taxes and/or increased tax withholding with respect to our fund investors. Adverse developments along these lines could negatively impact the assets we hold in certain countries or the returns from these assets.
Ongoing trade negotiations and the potential for further regulatory reform in the United States and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.
Since March 2018, the United States has imposed, or threatened to impose, a series of various tariffs and restrictions on a variety of goods imported into the United States, with an emphasis on those imported from China, the EU, Russia and Belarus. For example, the United States denied the “most-favored nation” tariff treatment on products from Russia and Belarus and prohibited the importation of oil, gas and coal from Russia. These tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China. While the United States and China signed a preliminary trade deal in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods.
The United States has imposed economic sanction programs and export controls targeting Russia and Belarus. The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on the acquisition of interests in the securities of certain Chinese entities. These initiatives target, for example, China’s response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province and certain Chinese entities designated by the U.S. government as Communist Chinese military companies.

Tensions globally remain elevated and the path of future trade policy and further permanent trade agreements with China are still unclear. Intensifying rivalries and conflicts in the Asia-Pacific, Middle East, Europe and globally have also created new complexities in the international business environment, including through the imposition of national security-motivated regulatory changes, and protectionist policies by certain countries. A “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and negatively impact the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may negatively impact our suppliers and certain other customers of our funds’ portfolio companies, which could amplify the negative impact on our operating results or future cash flows.
Changes in China’s governmental policies could have an adverse effect on our business and operations.
Investments in companies with significant Chinese operations can involve a high degree of risk and special considerations that are not always associated with investing in other markets. For example, investing in China may involve a risk of loss due to the imposition of restrictions on foreign investments or repatriation of capital. The Chinese government maintains a major role in setting economic policy, often making sudden changes to laws and regulations, including through the issuance of guidance or enforcement, possibly with retroactive effect. For example, in 2021, the Chinese government changed policies regulating certain industries, including the education and technology sectors. While our funds have limited exposure to companies in those industries, the Chinese government could at any time adopt similar measures with respect to any of the multiple sectors across which we invest. Any changes in laws and regulations governing those sectors may reduce opportunities for our funds to make, exit and realize value from, and realize expected returns on, our investments in China. The industries in which our funds invest, and the material risks associated with these respective industries, include:
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
•Consumer Goods: China has recently enforced stringent regulations (including the latest amendment to the Juvenile Protection Law, which came into effect on June 1, 2021) “to protect the physical and mental health of minors,” including significant limitations on the use of online gaming and private tutoring services for young adults and teenagers in China. These regulations could constrain the operation and profitability of firms in those industries, and therefore, negatively impact our funds’ investments in those sectors.
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
When managing our exposure to market risks, we may (on our own behalf or on behalf of our funds) from time to time use forward contracts, options, swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments (over the counter, or “OTC,” and otherwise) to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us varies based on the level and volatility of interest rates, the prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. We do not seek to hedge our exposure in all currencies or all investments, which means that our exposure to certain market risks are not limited. The use of hedging transactions and other derivative instruments to offset or reduce the effects of a decline in the value of a position does not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price. The success of any hedging or other derivative transaction generally will depend on our ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while we may enter into such a transaction in order to reduce our exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. For various reasons, we may not seek to establish, or be successful in establishing, a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and give rise to a loss. Further, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our and our funds’ investments because the value of investments is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge. If our risk management activities are not successful, resulting losses could have a material adverse effect on our results of operations, financial condition and cash flow.
Operational risks, including those associated with our business model, could disrupt our businesses, result in losses or limit our growth.
We operate businesses that are highly dependent on information systems and technology. We rely heavily on a host of computer software and hardware systems, including our financial, accounting and other data processing systems, and on the systems of third-party service providers. In addition to the systems required to monitor most of our funds, certain of our credit funds, for example, are highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. As a result, we rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or experience a security breach, we could suffer financial loss, theft of intellectual property or personally identifiable information, a disruption of our businesses, liability to our funds, regulatory intervention and fines and reputational damage. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ information systems and technology may be unable to accommodate our growth, adequately protect the information of our individual fund investors or address security risks, and the cost of maintaining such systems and technology may increase from our current level.

Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow.
Our acquisition of Angelo Gordon on November 1, 2023 created risks involving the integration of our information technology environments and cybersecurity controls. These risks may arise from any system defects or vulnerabilities or difficulties or other breakdowns or disruptions in connection with the integration of our network environments and security controls. In addition, firms undergoing mergers and acquisitions are often targeted more frequently by cyber criminals due to this period of increased risk.
We are also dependent on an increasingly concentrated group of third-party software vendors that we do not control for hosting solutions and technologies. Outages of and interruptions to third-party software vendors’ services have previously resulted in temporary disruptions to our normal operations. A disaster or more significant disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other parts or services used by us, our vendors or third parties with whom we conduct business, including custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Furthermore, we utilize cloud applications and services for the asset management business, and such applications and systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Any disruption in the operation of the information systems and technology or cloud applications and services on which we rely could negatively impact our business.
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems processing such information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our proprietary information, destroy or modify data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Although we and our services providers take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact, and our ability to monitor our service providers’ information systems may be limited or more difficult because we may not have direct access. Modifying or adjusting such protective measures may require increased allocation of Company resources. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering, ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or our services providers we retain, such as paying agents and escrow agents, may be unable to detect or protect against. The COVID-19 pandemic exacerbated these risks due to heavier reliance on online communication and the remote working environment, which may be less secure, and there has been a significant increase in malicious cyber activity involving ransomware, extortion and business email compromise. Ongoing global conflicts have likewise exacerbated these risks due to the scale of related offensive cyber-attacks that could directly, indirectly or inadvertently impact business far removed from the battlefield. For example, U.S. companies were harmed by NotPetya attacks in 2017, which were attributed to the Russian military in connection with Russia’s annexation of Crimea. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.
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
New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us and our service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.”
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
Cybersecurity has become a top priority for regulators in the United States and around the world, and cybersecurity laws and regulations are developing rapidly. For example, in December 2023, the SEC’s new cybersecurity rules became effective requiring public companies to publicly disclose material cybersecurity incidents and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. The SEC has also adopted changes to Regulation S‐P, which requires, among other things, that investment companies, broker‐dealers and SEC‐registered investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive U.S. state privacy laws enacted in California, Texas and other states as well as laws in Australia, Cayman Islands, Hong Kong, India, Korea, Japan, Dubai, Abu Dhabi and Singapore. China and other countries have also passed cybersecurity laws that may impose data sovereignty restrictions and require the localization of certain information. We believe that additional similar laws will be adopted in these and other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individuals (data subjects), mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states, U.S. federal laws, as well as the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data, which would require heightened escalation and notification processes with associated response plans. We devote resources to and monitor and enhance our information security and data privacy procedures and controls in an effort to comply with evolving cybersecurity and data privacy regulation. We or our fund’s portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.
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
Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business models, investment strategies, operational processes and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our products, services and businesses could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of AI to better manage our business. Recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.
There is also a risk that AI may be misused or misappropriated by our employees or third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. See “—We and our funds are subject to risks in using third-party service providers, including custodians, administrators, executing brokers, prime brokers and other agents.” The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. See “— Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.”
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
As we have expanded and continue to expand the number and scope of our activities, we increasingly confront actual, potential or apparent conflicts of interest relating to our funds’ investment activities. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to our funds’ investment activities, fund investors may decrease their commitments to future funds, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our and our funds’ performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all actual, potential or apparent conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.

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
An allocation decision could result in a single fund being allocated an entire investment opportunity, or in multiple funds sharing an investment opportunity. Our allocation committee employs principles that we determine in good faith to be fair and reasonable. In addition, as described below under “—Information barriers,” certain funds are behind an information barrier and would generally not be allocated an opportunity sourced by an investment platform on the other side of the information barrier.
We expect our allocation principles, and procedures more generally, to change over time, including during the commitment periods of our funds. The application of our allocation principles is a fact-intensive exercise. While we base our allocation decisions on the information available to us at the time, this information could prove, in retrospect, to be incomplete or otherwise flawed.
In making an allocation decision, additional potential conflicts of interest arise. Specifically, because our funds have different fee, expense and profit-sharing structures, we have an incentive to allocate an investment opportunity to the fund that would generate higher management fees or performance allocations. In addition, our professionals will generally participate indirectly in investments made by the funds in which they invest. We do not explicitly take such considerations into account in making allocation decisions and expect that our procedures and principles will help mitigate the risk that these incentives implicitly influence our allocation decisions.
Conflicts of interest may also arise in the determination of what constitutes fund-related expenses and the allocation of such expenses between the funds we manage and us. When a fund co-invests alongside our other funds in an investment, we generally expect to allocate the fees and expenses incurred in connection with such investment to the participating investment vehicles in proportion to the relative amounts invested in such investment, or on such other basis determined to be fair and equitable, subject to certain legal, regulatory, tax and other considerations. However, if the transaction is abandoned or otherwise ultimately not consummated, we will seek to allocate the fees and expenses incurred in connection with such a “broken deal” among the fund and other investment vehicles that were considering the investment using our best judgment and based on the expected participation levels of the investing funds and/or accounts. This judgment is necessarily subjective, especially when a transaction is terminated at an early stage. When we abandon an opportunity, absent a factual development to the contrary, we will allocate the fees and expenses for such transaction to such fund or funds. As with our other allocation decisions, our allocation procedures and principles are designed to help mitigate the risk that financial incentives implicitly influence the allocation of broken deal fees and expenses.
From time to time, we will have the option to offer fund investors, senior advisors or other third parties (including TPG-affiliated entities and investors in other funds) the opportunity to invest alongside our funds, or “co-invest,” in an investment a fund is making either directly or through a TPG-controlled vehicle established to invest in one or more co-investment opportunities. Our fund documents typically do not mandate specific allocations with respect to co-investments. Our funds’ investment advisers may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations than would arise if such co-investment opportunities were allocated otherwise.
Shared investments. We expect more than one of our funds to make investments in the same portfolio company from time to time. In many such cases, the funds will co-invest in lockstep, with both funds making and exiting the shared investment at the same time and on substantially the same terms. In some situations, however, the funds will have different entry and/or exit timing in the same portfolio company, acquire the same or different security or extend credit on different terms or acquire, originate or otherwise make investments in different parts of a portfolio company’s capital structure. In these cases, each fund’s views of the investment and its interests may diverge. This could cause one fund to dispose of, increase its exposure to or continue to hold the investment at a time when the other fund has taken a different approach. As a result, the actions of one fund could affect the value of the other fund’s investment. For instance, a sale by a fund of its investment below “par” could put downward pressure on the value of the remaining fund’s interest. Additionally, in certain circumstances, our investment professionals overseeing an investment for one fund may be unaware, as a result of information barriers, of another’s fund investment in the same portfolio company. See “—Information barriers” below.
Investing throughout the corporate capital structure. Our funds invest in a broad range of asset classes throughout the corporate capital structure, including preferred equity securities, common equity securities, loans and debt securities; and certain of our funds also engage in short selling. In certain cases, we may manage separate funds that invest in different parts of the same company’s capital structure or one fund may lend to a company in which another fund holds an equity stake. Similarly, one fund may hold a “long” position in a company in which another fund holds a “short” position. As our number and range of products grows, the frequency of such conflicts may increase. Decisions taken by one fund in these circumstances to further its interests may be adverse to the interests of another fund. In those cases, the interests of our funds may not be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. We will at times take steps to reduce potential conflicts of interest, including by causing a fund to take certain actions that, in the absence of such conflict, it would not take (or abstain from taking certain actions it would otherwise take). Any such steps could have the effect of benefiting one fund, or the Company, at the expense of another fund.
Competition and conflicts among TPG businesses. Given the breadth of our portfolio across platforms, our funds may invest in a competitor or customer of, or service provider or supplier to, a portfolio company of another fund, which could give rise to a variety of conflicts of interest. For example, a fund or its portfolio company may take actions for commercial reasons that have adverse consequences for another fund or its portfolio company, such as seeking to increase its market share at the portfolio company’s expense (as a competitor), withdrawing business from the portfolio company in favor of a competitor that offers the same product or service at a more competitive price (as a customer), increasing prices in lockstep with other enterprises in the industry (as a supplier) or commencing litigation against the fund portfolio company (in any capacity). Notwithstanding the foregoing risks, our funds are under no obligation to take any action or refrain from taking any action to prevent or mitigate any losses by another fund or to take into account another fund’s interests in advising their portfolio companies or otherwise managing their assets.
Possession of material non-public information. Our funds, investment platforms and people regularly obtain non-public information regarding target companies and other investment opportunities. Prior to our acquisition of TPG Angelo Gordon, we did not maintain permanent information barriers among our businesses. Following the acquisition, we have created an information barrier between our historical TPG business and TPG Angelo Gordon. For more information, see “—Information barriers” below. However, we do not currently maintain permanent information barriers among the businesses on the same side of the information barrier and generally impute non-public information received by one investment team to all other investment professionals on the same side of an information barrier, including all of the personnel who make investments for our funds. In the event that any of our funds or people obtain confidential or material non-public information, we and our funds may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our funds and clients. These risks are heightened by the existence of our “inside-the-wall” public equity funds, and the public equity funds are subject to a broad restricted securities list, which may limit its investment opportunities. In limited circumstances, we erect temporary information barriers to restrict the transfer of non-public information, which limit our funds’ abilities to benefit from TPG expertise and could be breached, resulting in the same restrictions on their investment activities.
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
While we believe that our internal capital markets capabilities help maximize value for our funds, our ability to utilize TPG Capital BD or a related entity in connection with the foregoing transactions gives rise to conflicts of interest. In general, we have an incentive to retain, or to exercise our control or influence over a portfolio company’s management team or other participant so that it retains, TPG Capital BD (or a related entity) or otherwise transacts with TPG Capital BD instead of other unaffiliated broker-dealers or counterparties. For instance, TPG Capital BD (or a related entity) could take the place of another investment bank in the syndicate underwriting a securities offering or debt placement or act as the sole or lead financial institution on a transaction instead of a third-party bank. When involved in a particular transaction, TPG Capital BD (or a related entity) has the incentive to seek higher fees or other favorable terms from a fund, the portfolio company or other counterparties, as well as to structure a transaction so that it benefits certain fund investors or other third parties that are of strategic importance. For example, TPG Capital BD (or a related entity) could influence the placement of portfolio company securities or debt instruments so that investors who are sizeable investors in multiple of our funds or who pay TPG Capital BD (or a related entity) a placement fee receive an allocation ahead of others. TPG Capital BD (or a related entity) could likewise place such securities or instruments with another fund or vehicle (and receive compensation for such placement), which would give rise to similar and additional conflicts. Similarly, we could place with a fund (and receive compensation for such placement) securities or instruments related to a portfolio company of one or more other funds. To the extent that our capital markets personnel face competing demands for their time and attention, we have an incentive to devote our limited capital markets resources to portfolio companies and transactions that would generate the highest fee for TPG Capital BD (or related entities). Our employees who provide capital markets services are under no obligation to prioritize the interests of a fund or its investors in determining how to allocate their time across various projects within our firm.
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
Potential performance allocation-related conflicts. Since the amount of performance allocations allocable to our funds’ general partners depends on the funds’ performance, we have an incentive to recommend and, as the general partner, cause our funds to make more speculative investments than they would otherwise make in the absence of such performance-based allocation. We may also have an incentive to cause a fund, as its general partner, to dispose of investments at a time and in a sequence that would generate the most performance allocations, even if it would not be in the fund’s interest to dispose of the investments in that manner. Further, capital gain in respect of a general partner’s distributions of performance allocations from certain of our funds is treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. This creates an incentive to cause the fund to hold investments for longer periods in order for any gain from their dispositions to qualify for capital gain treatment under the performance allocation rules, even if it would be in the fund’s interest to hold the investments for shorter periods. Consequently, conflicts of interest arise in connection with investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance allocations generated by all of our funds going forward.
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
Use of subscription line facilities by our funds. Most of our funds obtain subscription line facilities to, among other things, facilitate investments and finance operations. Our funds’ subscription line facilities generally allow revolving borrowings up to a specified principal amount that is determined based in part on the relevant fund’s capital commitments and the lenders’ assessment of the creditworthiness of its investors, and subscription line facilities are typically secured by pledges of the general partner’s right to call capital from, and receive amounts funded by, the funds’ investors. Subscription line facilities may be entered into on a cross-collateralized basis with the assets of the funds’ parallel funds, certain other funds and their respective alternative investment vehicles and allow borrowings by portfolio companies or other investment entities. The applicable entities party to the subscription line facility may be held jointly and severally liable for the full amount of the obligations arising out of such facility. If a fund obtains a subscription line facility, the fund’s working capital needs will, in most instances, be satisfied through borrowings under the subscription line facility. As a result, capital calls are expected to be conducted in larger amounts on a less frequent basis in order to, among other things, repay borrowings and related interest expenses due under such subscription line facilities.
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
Potential conflicts of interest with our personnel, partners, directors or senior advisors. One or more committees of our board of directors, excluding any directors who may have an interest or involvement, will review and address, as appropriate, certain actual or perceived conflicts of interest involving, among others, our executive officers or directors. Other than as may be provided in the non-competition, non-solicitation and confidentiality obligations contained in employment or other agreements with our personnel, our partners, directors and senior advisors are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us or our funds’ portfolio companies. Although we generally have such agreements with our personnel, there can be no guarantee they would be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements. For example, in April 2024, the U.S. Federal Trade Commission (“FTC”) issued a final rule that generally prohibits post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. Legal challenges to the FTC’s non-compete rule were successful at the trial court level, and the rule did not become effective in September 2024 as originally contemplated. The FTC has appealed to the Fifth Circuit Court of Appeals and a decision is expected sometime in 2025. If the trial court’s decision is reversed and the FTC’s rule is allowed to become effective, it will impact our ability to enforce such non-competition agreements with our employees. Further, in 2023, legislation that would ban post‐employment non‐competition agreements was introduced in New York, but subsequently vetoed by the Governor. Similar legislation is likely to be reintroduced in the future and, if enacted, would likely prohibit some or all post‐employment non‐competition provisions in employment agreements. We may also face costly litigation if we seek to enforce these types of agreements.
Our code of conduct and ethics contains a conflicts of interest policy that provides that directors and officers must strive to identify and avoid conflicts of interest with the Company. Additionally, our related person transactions policy requires the review and approval by one or more committees of our board of directors, excluding any directors who may have an interest or involvement, of certain transactions involving us and our directors, executive officers, 5% or greater stockholders and other related persons as defined under the policy. Notwithstanding these policies, potential or perceived conflicts could lead to investor dissatisfaction, harm our reputation or result in litigation or regulatory enforcement actions.
In addition, senior advisors are not employees and thus are generally not subject to restrictions and conditions that relate specifically to our employees and affiliates. Senior advisors often make personal investments in portfolio companies alongside our funds, and our funds are not prohibited from investing in portfolio companies in which senior advisors hold existing material investments. In the event that a senior advisor co-invests alongside such fund in any portfolio company, such fund will likely bear up to all of the costs and expenses related to such co-investment by the senior advisor, including the costs and expenses related to the establishment and operation of any co-investment vehicle through which the senior advisor invests. Similarly, our funds may co-invest in portfolio companies alongside funds that senior advisors manage or invest in portfolio companies in which such funds have an existing material investment. We believe that the expertise of all of our senior advisors benefits our funds. However, conflicts of interest or the appearance of such conflicts may arise in connection with investment decisions for funds in which our partners and senior advisors, are personally invested. For example, we typically determine a senior advisor’s compensation even when our funds or their portfolio companies ultimately pay or reimburse us for such compensation. Our close business or personal relationships with certain senior advisors decreases our incentive to negotiate for lower compensation. Moreover, the appropriate level of compensation for a senior advisor can be difficult to determine, especially if the expertise and services he or she provides are unique and/or tailored to the specific engagement. Similarly, these unique and/or tailored specific engagements with our senior advisors can be difficult to manage. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.”
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
Because members of our senior leadership team own a significant economic interest in us primarily through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
As of February 14, 2025, members of our senior leadership team indirectly own approximately 28% of the outstanding Common Units and, together with our other partners and professionals, the Promote Units. They hold substantially all of their economic interest in the TPG Operating Group primarily through TPG Partner Vehicles (rather than through ownership of shares of our Class A common stock), and for each Common Unit owned, they own one share of our Class B common stock. Further, GP LLC has, prior to the Sunset (as defined herein), the right to vote our Class B common stock and therefore holds the significant majority of the combined voting power of our common stock. As a result of their indirect economic interest in us, the members of our senior leadership team may have interests that do not align with, or that conflict with, those of the holders of Class A common stock or with us, and conflicts of interest may arise among such members of our senior leadership team, on the one hand, and us and/or the holders of our Class A common stock, on the other hand. For example, members of our senior leadership team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to the TPG Operating Group’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the TPG Operating Group partnership. If, as a result of any such audit adjustment, the TPG Operating Group partnership is required to make payments of taxes, penalties and interest, the partnership’s cash available for distributions to us may be substantially reduced. We have agreed with GP LLC that the TPG Operating Group partnership will not make any elections that would result in the IRS pursuing the partners of such partnerships for such taxes owed for periods ending on or prior to December 31, 2021 without consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings.

Certain of our funds employ special situation and distressed debt investment strategies that involve significant risks.
Certain of our investment funds, in particular certain of our credit funds, invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth, special competitive problems or securities that are illiquid, distressed or have other high-risk features, including business entities involved in bankruptcy or other reorganization and liquidation proceedings. In these situations, it may be difficult to obtain full information as to the exact financial and operating conditions of these companies. Additionally, the fair values of these investments are subject to abrupt and erratic market movements and significant price volatility if they are publicly traded securities, and are subject to significant uncertainty in general if they are not publicly traded securities. Furthermore, some of our funds’ distressed investments may not be widely traded or may have no recognized market. A fund’s exposure to such investments may be substantial in relation to the market for those investments, and the assets are likely to be illiquid and difficult to sell or transfer. As a result, it may take a number of years for the market value of such investments to ultimately reflect their intrinsic value as perceived by us.
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
In addition, these investments could subject a fund to certain potential additional liabilities that may exceed the value of its original investment. Under certain circumstances, payments or distributions on certain investments may be reclaimed if later determined to have been a fraudulent conveyance, a preferential payment or similar transaction under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed, or may be found liable for damages suffered by parties as a result of such actions. In the case where we invest in the securities of a troubled company in connection with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation.
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
•the financial resources of tenants;
•changes in building, environmental, zoning and other laws, some of which could be applied retroactively;
•changes in demand for commercial office properties;
•changes in geographic markets, macroeconomic conditions, including volatile debt and equity markets and fluctuations in interest and foreign exchange, and evolving political and legislative oversight of real estate markets;
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
•environmental liabilities;
•governmental investigations, litigation and other legal proceedings;
•acts of god, natural disasters, pandemics, terrorist attacks, war and other factors that are beyond our control; and
•dependence on local operating partners and/or management teams that manage our real estate investments.
Our real estate funds’ portfolio investments will be subject to various risks that cause fluctuations in occupancy, rental rates, operating income and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a funds’ portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and indirectly, the funds) will continue to bear fixed expenses such as interest, real estate taxes, maintenance and other operating expenses. In addition, declining economic conditions could impair the portfolio investments’ ability to attract replacement tenants and achieve rental rates at or above those paid under previous leases. Increased competition for tenants would require the portfolio investments to make capital improvements to properties that we would not otherwise have planned. Any unbudgeted capital improvements that a fund undertakes may divert cash that would otherwise be available for distribution to investors. To the extent that the portfolio investments are unable to renew leases or re-let spaces as leases expire, decreased cash flow from tenants will result, which would adversely impact the relevant fund’s returns.
In addition, if our real estate funds’ portfolio investments acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our or our funds’ control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Our real estate funds may also from time to time make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and present additional risks relative to the ownership and operation of commercial real estate assets. The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing, and there can be no assurance that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available. Further, the success of certain investments will depend on the ability to modify and effect improvements in the operations of the applicable properties, and there can be no assurance that we or our funds will be successful in identifying or implementing such modifications and improvements.
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
We or our funds may also be subject to certain risks associated with investments in particular real estate-related assets. REITs may be affected by changes in the value of their underlying properties and defaults by borrowers or tenants, and changes in tax laws or a failure to qualify for tax-free pass through income could impair a REIT’s ability to generate cash flows to make distributions. Qualification as a REIT also depends on a REITs ability to meet various requirements imposed by the Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of their assets and the sources of their income. If a REIT fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax at regular corporate rates, and applicable state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.
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
Our public equity platform, TPEP, invests in the public equity markets and is subject to numerous additional risks, including the following:
•Certain public equity funds may engage in short selling, which is theoretically subject to unlimited loss, in that the price of the underlying security could theoretically increase without limit, thus increasing the cost of buying those securities to cover the short position. There can be no assurance that the security necessary to cover a short position will be available for purchase. Purchasing securities to close out the short position can itself cause the prices of the securities to rise further, thereby exacerbating the loss. Furthermore, if a request for return of borrowed securities occurs at a time when other short sellers of the security are receiving similar requests, a “short squeeze” can occur, in which case the public equity fund would be compelled to replace borrowed securities previously sold short with purchases on the open market at the most disadvantageous time, possibly at prices significantly in excess of the proceeds received in originally selling the securities short.
•The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A public equity fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including market illiquidity, systems failures or human error. In such event, the funds might only be able to build some but not all of the position, or if the overall position were to need adjustment, the funds might not be able to make the adjustment. As a result, the funds would not be able to achieve the desired market position and might incur a loss in liquidating their position.
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
TPG Capital BD (and related entities) provides various capital markets services, including:
•structuring and arranging merger and acquisitions transactions and providing other related transaction advisory services;
•structuring, executing and underwriting initial public offerings, follow-on primary offerings and secondary offerings (including “block trades”) and private placements of equity, debt and other securities;
•structuring, sourcing, trading, executing, syndicating, underwriting and repurchasing high yield and other bonds, preferred securities, hybrid instruments, notes, loans and offerings;
•originating, structuring, arranging, syndicating, placing, providing and repurchasing loans, credit facilities, asset-based facilities, securitizations, acquisition financings, bridge financings, heding and similar instruments;
•advising, negotiating, structuring and executing liability management transactions;
•structuring and arranging amendments to existing securities, credit facilities and other instruments;
•structuring and implementing interest rate, foreign exchange and other hedging or derivative strategies;
•structuring and executing other similar transactions to finance fund acquisitions of a portfolio company or to enable a fund to monetize all or a portion of its interest in a portfolio company;
•structuring and executing financing, interim financing and certain “fronting” and “seasoning” transactions and syndications in respect of, or otherwise making investments that are intended to be of a temporary nature in, any portfolio company in which a fund invests or intends to invest;
•providing other loan servicing, collateral agent, administrative agent or other similar services;
•providing strategic and capital markets advice with respect to any of the foregoing transactions; and
•providing any other capital markets or other services that a third party may render to or with respect to a fund or an existing, prospective or former portfolio company.
The capital markets services that TPG Capital BD (and related entities) provides are an increasingly important source of revenue. The capital markets fees we receive are generally dependent on the frequency and volume of transactions by our funds and portfolio companies, which can fluctuate over time. A slowdown in market activity generally or in our investment or exit activity could adversely affect the amount of fees TPG Capital BD’s (and related entities’) business generates.
In addition, as a result of TPG Capital BD’s (or related entities’) capital markets services, we could incur losses that could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. For example, we may incur significant losses to the extent that our counterparties fail to acquire or pay for the debt or equity securities or loans that we expected to sell, place or syndicate to them or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all. TPG Capital BD’s capital market activities also subject us to potential liability for, among other things, material misstatements or omissions in prospectuses and other offering documents in the United States and elsewhere, and for failure to provide certain disclosure documents or marketing securities to certain types of investors in the EU and the U.K. Further, the relationship between us, TPG Capital BD (or a related entity providing capital markets services), on the one hand, and our funds and/or our funds’ portfolio companies, on the other hand, gives rise to conflicts of interest which could negatively impact our business. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.”

Certain of our management agreements with investment vehicles that are publicly registered companies with the SEC are subject to limitation or termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
The agreements under which we provide management and other services to companies that raise capital through the public markets are renewable upon mutual consent of the parties for an unlimited number of successive one-year periods. In certain instances, these agreements may generally be terminated by such managed public company upon 60 days’ written notice for any reason, and expire on an annual basis, unless otherwise renewed. With respect to our management agreements with publicly traded vehicles, following an initial term, such agreements will automatically be renewed for successive one-year periods unless we or, in certain limited circumstances, the publicly traded vehicle, elect not to renew by providing 180 days prior written notice. There can be no assurance that these agreements will not expire or be terminated or not be renewed. Any such termination, expiration or non-renewal could have a material adverse effect on our business, results of operations and financial condition.
Funds associated with our secondaries investment products are subject to additional risks.
Funds associated with our secondaries investment products, including NewQuest and TPG GP Solutions, are subject to additional risks. Such funds have limited opportunity to control the day-to-day operation of its portfolio investments, including investment and disposition decisions, or to protect their position in portfolio investments, nor do they generally have the right to remove the managers thereof. The success of these funds is substantially dependent upon the capabilities and performance of the general partners who control those portfolio investments and the company management of the underlying portfolio companies, which could include representatives of other investors with whom such funds are not affiliated and whose interests may conflict with the interests of the funds. Although investors (such as our funds) in general partner-led and other structured secondary transactions typically retain enhanced governance and other rights (and may participate in the initial structuring and customization of a portfolio investment), once such a transaction is complete, the general partners will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying portfolio companies. Further, should a general partner for any reason cease to participate in the management of the underlying portfolio companies, the performance of the relevant portfolio investment (and, consequently, our funds) could be adversely affected.
Certain of our secondaries funds also invest or are authorized to invest in preferred, synthetic and/or other investments in management companies, general partners and similar entities that manage or advise other investment funds. Among the factors that we will typically consider in selecting such managing entities for investment is a record of strong financial performance. However, the past performance of any managing entity is not necessarily indicative of its future performance. There can be no assurance that a managing entity will achieve similar revenues or profits in the future. While we periodically meet with the management of managing entities in which our funds invest, and our funds may negotiate contractual terms requiring managing entities to periodically provide the funds with certain information, our funds generally do not have the opportunity to evaluate the specific strategies employed by the managing entities and their funds, and our funds do not have an active role in the managing entities’ day-to-day management.
A downturn in the global credit markets could adversely affect our funds’ credit investments and our CLO funds.
Credit markets directly impact the valuations of our funds’ credit investments. For example, interest income earned from debt investments with floating interest rates typically increases if the applicable benchmark interest rate were to rise, and the reverse is generally true for declines in the applicable benchmark interest rate. However, during periods of rising interest rates, obligors of floating rate debt may become less able to pay their obligations, which could impair the value of their debt. For debt investments with fixed interest rates, changes in interest rates generally will also cause values to vary inversely to such changes, although any losses or gains would in most cases not be realized if the fixed rate debt is held to maturity.
Our CLO funds are subject to credit, liquidity, interest rate and other risks. From time to time, liquidity in the credit markets contracts, sometimes significantly, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. CLOs invest on a leveraged basis in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments. As a result of such funds’ leveraged position, our CLO funds are at greater risk of suffering losses. CLOs have also failed in the past and may in the future fail one or more of their “over-collateralization” tests. Market or other conditions that cause our CLOs to fail “over-collateralization” tests would decrease our cash flows and reduce the value of our investments.

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
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The activities of our business, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies or other investment vehicles may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our funds’ portfolio companies’ debt or equity and a variety of other potential litigants. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be TPG employees) of portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies or based upon allegations that we improperly exercised control or influence over portfolio investments. We may suffer losses as a result of a variety of claims, including claims related to securities, antitrust, contracts, environmental, pension, fraud and various other potential claims, whether or not such claims are valid.

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
Investors in our funds do not have legal remedies against us solely based on their dissatisfaction with the investment performance of such funds. However, investors may have remedies against us, the general partners of our funds, our funds, our employees, or our affiliates to the extent any losses result from fraud, negligence, willful misconduct or other alleged malfeasance. While the general partners of our funds, our funds, our employees and our affiliates are typically insured and are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct, or other similar misconduct.
Defending against litigation could be costly. Such litigation costs may not be recoverable from insurance or other indemnification. Additionally, we may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face in connection with potential claims. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such claim. If we are required to incur all or a portion of the costs arising out of litigation or regulatory inquiry or action as a result of inadequate insurance proceeds or failure to obtain indemnification from our funds, our results of operations, financial condition and liquidity could be materially adversely affected. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, floods, tsunamis, fires, terrorist attacks, pandemics, health crises or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, our funds and their portfolio companies. In general, losses related to terrorism and cyber incidents are becoming harder and more expensive to insure against. Some insurers are excluding terrorism coverage from their all-risk policies or offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total cost of casualty insurance for a property. As a result, we, our funds and their portfolio companies may not be insured against certain catastrophic losses.

If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, that result could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened scrutiny and criticisms of our business and our investments. In addition, recent public discourse in connection with the U.S. presidential election and social inequality issues raised and debated during those campaigns have demonstrated the elevated level of focus put on us, our industry and companies in which our funds are invested. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” The risk of reputational harm is elevated by the prevalence of internet and social media usage and the increased public focus on behaviors and externalities of business activities, including those affecting stakeholder interests and ESG and DEI considerations. We depend to a large extent on our business relationships and our reputation. As a result, allegations of improper conduct made by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business, our workplace environment or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than it would be to other types of businesses.
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
In addition, certain of our funds include interim clawback provisions that may give rise to clawback payment obligations prior to the liquidation of the fund. An interim clawback provision typically requires the general partner of a fund to determine, as of a particular date, such as the end of the sixth full fiscal year following the fund’s closing date, the amount, if any, of its interim clawback obligations with respect to each limited partner. To the extent an interim clawback obligation exists with respect to any limited partner, the general partner would have a period of time to return previously distributed performance allocation. During this period, amounts that would otherwise be distributed as performance allocations to the general partner in respect of such limited partner will instead be distributed to such limited partner to the extent necessary to satisfy such interim clawback obligation, and any increases in the value of the fund’s portfolio will reduce the amount of such interim clawback obligation. Failure to timely satisfy an interim clawback obligation would typically result in the suspension of management fees paid to us.
As of December 31, 2024, $5.5 million of performance allocations were subject to this clawback obligation, assuming that all applicable funds and investments were liquidated at their current unrealized fair values as of December 31, 2024. Had the investments in these funds been liquidated at zero value, the clawback obligation would have been approximately $2,140.4 million. Since inception, our historical funds have returned $80.3 million in distributions of performance allocations pursuant to our clawback obligations, which were funded primarily through collection of partner receivables related to clawback obligations.
Risks Related to Our Organizational Structure
The historical and pro forma financial information and related notes in this report may not permit you to assess our future performance.
This report includes certain historical and pro forma financial information, including the historical financial information for the year ended December 31, 2023, as well as pro forma financial information reflecting our acquisition of Angelo Gordon, that may not permit you to assess our future performance.
We completed our acquisition of Angelo Gordon on November 1, 2023 and, as a result, the results of TPG Angelo Gordon included in our consolidated statements of operations are only from November 1, 2023 to December 31, 2024. Accordingly, our consolidated statements of operations for the year ended December 31, 2023 do not reflect what our combined company’s actual results of operations would have been had the Acquisition been completed on January 1, 2023. This report also includes an unaudited pro forma summary of our consolidated statements of operations for the years ended December 31, 2023 and 2022 giving effect to the Acquisition as if it had occurred on January 1, 2022. This unaudited pro forma summary is presented for informational purposes only and is not intended to reflect, and is not necessarily indicative of, what our results of operations would have been had the Acquisition been completed on January 1, 2022. It does not reflect potential revenue synergies or cost savings expected to be realized from the Acquisition. No assurance can be given that cost savings or synergies will be realized at all. The assumptions used in preparing the pro forma financial information are based on currently available information that we believe are reasonable in order to reflect, on a pro forma basis, a summary of our consolidated statements of operations giving effect to the Acquisition as if it had occurred on January 1, 2022. These assumptions may not prove to be accurate and other factors may affect our combined company’s financial condition or results of operations moving forward. Accordingly, our financial condition and results of operations in the future may not be evident from or consistent with such pro forma financial information.
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
During the course of our review and testing, we may also identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to decline. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our common stock from Nasdaq or other adverse consequences that would materially harm our business and reputation.
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
We are a “controlled company” within the meaning of Nasdaq listing standards and, as a result, until the Sunset, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements, and you will have limited voting power compared to holders of our Class B common stock.
Holders of our Class B common stock control a majority of the voting power of our outstanding common stock by virtue of their ownership of Class B common stock. Prior to the Sunset and for so long as TPG Group Holdings and the Alabama Partnerships collectively hold shares of Class B common stock representing at least 9.1% of all of the outstanding shares of our common stock, the Class B stockholders hold a majority of our outstanding voting power by virtue of their ownership of Class B common stock, and GP LLC, as the owner of the general partners of TPG Group Holdings and the Alabama Partnerships, controls the outcome of matters submitted to a stockholder vote prior to the Sunset, including the appointment of all company directors. As a result of the voting power exercised by GP LLC, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors or an independent nominating committee and (iii) we have a compensation committee that is composed entirely of independent directors.
We rely on some or all of these exemptions and expect to continue to do so. As a result, we will not have a majority of independent directors, our directors will not be nominated or selected by independent directors and most compensation decisions will not be made by an independent compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, meaning that GP LLC, as the owner of the general partners of TPG Group Holdings, will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. The control over the voting of Class B common stock will instead be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships.

We are a holding company and our only material asset is our interest in the TPG Operating Group, and we are accordingly dependent upon distributions from the TPG Operating Group to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company and have no material assets other than our indirect ownership of Common Units representing approximately 30% of the Common Units as of December 31, 2024 and 100% of the interests in certain intermediate holding companies. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, depends upon the results of operations and cash flows of the TPG Operating Group and its consolidated subsidiaries and distributions we receive from the TPG Operating Group. Deterioration in the financial condition, earnings or cash flows of the TPG Operating Group and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and the TPG Operating Group is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
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
Under the terms of the TPG Operating Group’s limited partnership agreement (the “Limited Partnership Agreement”), the TPG Operating Group partnership is generally obligated to make tax distributions to holders of Common Units (including us) at certain assumed tax rates for taxable periods (or portions thereof). These tax distributions may in certain periods exceed our tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors and, until the Sunset, our Executive Committee, in their sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, paying dividends, which may include special dividends, on its Class A common stock and nonvoting Class A common stock. We have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on our Class A common stock and nonvoting Class A common stock or otherwise undertake ameliorative actions between Common Units and shares of Class A common stock and nonvoting Class A common stock and instead, for example, hold such cash balances, the direct owners of Common Units may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock and nonvoting Class A common stock following a redemption or exchange of their Common Units, notwithstanding that such pre-IPO owners of the TPG Operating Group may previously have participated as holders of Common Units in distributions by the TPG Operating Group that resulted in our excess cash balances.
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
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. We intend to conduct our operations so that TPG Inc. will not be deemed to be an investment company under the Investment Company Act, which may cause us to
•restrict our business and that of our subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue;
•sell investment securities, including on unfavorable terms;
•acquire assets or businesses that could change the nature of our business; or
•potentially take other actions that may be viewed as adverse by the holders of our Class A common stock or nonvoting Class A common stock in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
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
Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage now or in the future must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Advisers Act if, among other things, our subsidiaries that are registered as investment advisers undergo a change of control. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, meaning that GP LLC, as the owner of the general partners of TPG Partner Holdings and the Alabama Partnerships, will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings and the Alabama Partnerships will be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships. While we do not believe that the Sunset will result in an assignment under the Advisers Act, there can be no assurance that the SEC or a court would agree. Furthermore, if a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, it could be deemed a change of control of our subsidiaries that are registered as investment advisers, and thus an assignment. If such an assignment occurs, we cannot be certain that our subsidiaries that are registered as investment advisers will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance allocations we earn from such funds and other clients.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock will generally vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until the Sunset becomes effective; provided that, prior to the Sunset, shares of “Free Float” (as defined under the rules of FTSE Russell relating to the Russell indices) Class A common stock are entitled to at least 5.1% of the aggregate voting power (the “Free Float Threshold”) and the voting power of the Class B common stock will be reduced proportionately until the Free Float Threshold is met. After the Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote and GP LLC will no longer vote all shares attributable to TPG Partner Holdings and the Alabama Partnerships. Prior to the Sunset, GP LLC will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and members of our Executive Committee and the approval of significant corporate transactions. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings and the Alabama Partnerships will be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
We may continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
Subject to funds being legally available, we intend to continue to cause the TPG Operating Group partnership to make pro rata cash distributions to holders of Common Units, including us, that will enable us, when combined with the tax distributions we receive, to pay our taxes, make all payments required under the Tax Receivable Agreement and pay other expenses. Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by the Executive Committee or our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our Executive Committee or our board of directors until the Sunset, and then by the board of directors after the Sunset. However, the ability of the TPG Operating Group to make such distributions to us is subject to its operating results, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, any payment of dividends on our Class A common stock and nonvoting Class A common stock.
Our share price may decline due to the large number of shares eligible for sale.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2024, we have outstanding 102,605,392 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock and 255,756,502 shares of Class A common stock that are authorized but unissued that are issuable upon exchange of 255,756,502 Common Units.
Pursuant to the A&R Investor Rights Agreement (as defined herein), our partners, the TPG Partner Vehicles and Pre-IPO Investors were restricted from transferring or exchanging their Class A common stock, Class B common stock or Common Units, as applicable, prior to the IPO’s second anniversary. Between the IPO’s second and third anniversary, the TPG Partner Vehicles and the TPG partners were able to transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units, owned as of the IPO’s closing, as applicable; between the IPO’s third and fourth anniversary, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units, owned as of the IPO’s closing, as applicable; and after the IPO’s fourth anniversary, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement (as defined herein)). Upon an exchange of Common Units for Class A common stock, pursuant to the A&R Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions are subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations.
Pursuant to the A&R Investor Rights Agreement, the API Feeder Partnerships and API partners were restricted from transferring or exchanging any Class A common stock, Class B common stock or Common Units prior to the first anniversary of the closing of the Transaction (the “Closing”). Between the Closing’s first and second anniversary, the API Feeder Partnerships and API partners may transfer or exchange up to 33.33% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; between the Closing’s second and third anniversary, the API Feeder Partnerships and API partners may transfer or exchange up to 66.66% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; and after the Closing’s third anniversary, the API Feeder Partnerships and API partners may transfer or exchange up to 100% of their Class A common stock, Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement). Any additional Common Units received by the API Feeder Partnerships and API partners pursuant to the Transaction Agreement’s earnout provisions shall be deemed to have been received as of the date of the Closing and subject to the transfer restrictions descried above.
Furthermore, following the IPO’s second anniversary, the Pre-IPO Investors have been able to sell 100% of their Class A common stock, Class B common stock or Common Units (subject to the terms of the A&R Exchange Agreement). Pursuant to the A&R Investor Rights Agreement, we have agreed to register the resale of our common stock under certain circumstances. In addition, we may waive the foregoing restrictions under circumstances as contemplated in the A&R Investor Rights Agreement.
The holders of outstanding Common Units have the right to have their Common Units exchanged for cash or (at our option) shares of Class A common stock, and any disclosure of such exchange or the subsequent sale (or any disclosure of an intent to enter into such an exchange or subsequent sale) of such shares of Class A common stock may cause volatility in our stock price.
As of December 31, 2024, we had an aggregate of 255,756,502 shares of Class A common stock issuable upon exchange of Common Units that are held by the Common Unit holders of the TPG Operating Group. The holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent primary equity offering (based on the closing price per share of the Class A common stock on the day before the pricing of such primary equity offering (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock.
We cannot predict the timing, size or disclosure of any future issuances of our Class A common stock resulting from the exchange of Common Units or the effect, if any, that future issuances, disclosure or sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
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
•specify that special meetings of our stockholders can be called only by our board of directors or the executive chairman (or if there is no executive chairman, the chairman) of our board of directors;
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
These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Also, the Tax Receivable Agreement provides that, in the event of a change of control, we will be required to make a payment equal to the present value of estimated future payments under the Tax Receivable Agreement, which would result in a significant payment becoming due in the event of a change of control. See “—The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.” In addition, Section 203 of the Delaware General Corporation Law (the “DGCL”) generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our restated certificate of incorporation not to be subject to Section 203 of the DGCL, our restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that the TPG Operating Group, its affiliates, groups that include the TPG Operating Group and certain of their direct and indirect transferees are not deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly are not subject to such restrictions. As a result, in the event of a business combination with any such persons, we will not be required to obtain the same stockholder approvals for certain transactions as other public companies subject to DGCL Section 203, and our stockholders will therefore not have the same protections with respect to certain transactions as stockholders of other public companies.
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
Our restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any
•derivative action or proceeding brought on behalf of the Company;
•action asserting a claim of breach of a fiduciary duty owed by or other wrongdoing by any current or former director, officer, employee, agent or stockholder of the Company to the Company or the Company’s stockholders;
•action asserting a claim arising under any provision of the DGCL or our restated certificate of incorporation or our bylaws (as either may be amended from time to time), or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•action asserting a claim governed by the internal affairs doctrine.

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
We use indebtedness as a means to finance our business operations, which exposes us to the typical risks associated with using leverage, including those discussed under “—Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.” We have outstanding senior notes due March 5, 2034, outstanding junior subordinated notes due March 15, 2064, outstanding securitization notes due June 20, 2038 and revolving credit facilities with various maturity dates. See Note 12, “Debt Obligations,” to the Consolidated Financial Statements for further information regarding our outstanding indebtedness. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business, and on our ability to access the debt and equity capital markets, which can be volatile. Although global markets stabilized in 2024 relative to 2023, inflation remains high and the interest rate environment could continue to fluctuate. Further, ongoing geopolitical concerns, such as the war in Ukraine and conflict in the Middle East, continue to strain global markets. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing or increase our cost of borrowing. As borrowings under our credit facilities or any other indebtedness mature, we may be required to refinance them by either entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. We may be unable to enter into new facilities or issue debt or equity securities in the future on attractive terms, or at all.
Furthermore, the credit agreements, indentures and instruments governing our existing debt contain covenants with which we need to comply. Non-compliance with any of the covenants without cure or waiver would constitute an event of default, and an event of default resulting from a breach of certain covenants could result, at the option of the lenders, in an acceleration of the principal and interest outstanding, and a termination of the credit agreements or instruments governing our debt.

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
•continue growing our businesses, including seeding new strategies, pursuing strategic investments or acquisitions, funding our capital commitments made to existing and future funds and co-investments, meeting any net capital requirements of our broker-dealer or funding obligations of our capital markets business and otherwise supporting investment vehicles that we sponsor;
•pay amounts that may become due under the Tax Receivable Agreement;
•pay earnouts and contingent cash consideration associated with our Acquisition;
•pay cash dividends in accordance with our dividend policy for our Class A common stock;
•warehouse investments or seed portfolios for the benefit of one or more of our funds or other investment vehicles pending the expected contribution of committed capital by the investors in such vehicles and advance capital to them for other operational needs;
•manage risk retention for CLOs;
•address capital needs of regulated and other subsidiaries, including our broker-dealer; and
•exchange Common Units pursuant to the A&R Exchange Agreement or repurchase or redeem other securities issued by us.
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2024, we had approximately $644.3 million of remaining unfunded capital commitments to our funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have used our balance sheet to provide credit support to the Co-Invest Leverage Facility used by certain personnel in connection with their commitments to our funds and the GP Services Credit Facility to facilitate and manage the investments by partners, employees and other participants in certain of our funds. In addition, we have used our balance sheet to provide credit support to backstop certain clawback obligations to our funds. We have also used our balance sheet to provide credit support for guarantees related to certain operating leases for our offices.
In addition, as of December 31, 2024, we had $1,282.0 million of indebtedness outstanding under our credit facilities, outstanding notes and secured borrowings and $808.0 million of cash and cash equivalents. Depending on market conditions, we may be unable to refinance or renew all or part of our secured borrowings or our credit facilities, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
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
We also rely on banks for financing. In March 2013, the U.S. Federal Reserve Board and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain from banks for our transactions, and as a result, the returns on our investments may suffer. While the 2013 leveraged lending guidance’s status remains uncertain following an October 2017 Government Accountability Office determination to submit the guidance to U.S. congressional review, it’s possible the U.S. federal bank regulatory agencies could apply the leveraged lending guidance in its current form or implement a revised or new rule that limits leveraged lending. Such regulatory action could limit the amount, and increase the cost, of bank financing available for our business.
An increase in the overall cost of debt required by providers of that indebtedness would make it more expensive to finance investments, thereby reducing returns. Further, the interest payments on the indebtedness used to finance our funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments. See “—Changes in the debt financing markets or higher interest rates could negatively impact the ability of certain of our funds and their investments to obtain attractive financing or re-financing and could increase the cost of such financing if it is obtained, which could lead to lower-yielding investments and could potentially decrease our net income.”
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
Many of our funds may choose to use leverage as part of their investment programs and regularly borrow a substantial amount of their capital. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss in the value of the investment portfolio. A fund may borrow money from time to time to purchase or carry securities or debt obligations or may enter into derivative transactions (such as total return swaps) with counterparties that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the securities purchased or carried and will be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such securities or debt obligations. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value will also decrease faster than if there had been no borrowings. Interest rate increases, including those approved by the U.S. Federal Reserve in recent years, could also decrease the value of fixed-rate debt investment that our investment funds make. In addition, to the extent that any changes in tax law make debt financing less attractive to certain categories of borrowers, this could adversely affect the investment opportunities for funds, particularly those that invest in debt securities, loans and other credit-related investments.
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
A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. Interest rates rose steadily in 2023 and, although the U.S. Federal Reserve initiated in late 2024 a series of interest rate cuts, there can be no guarantee that interest rates will continue to decline. A rise in interest rates may have further material adverse impacts on our business and that of our investment funds and their investments. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher equity requirements or more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their investments. Moreover, the financing of new investments or the operations of our funds’ investments may become less attractive due to limitations on the deductibility of net interest expense. See “—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
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
Our funds’ portfolio company investments also regularly utilize the corporate loan and bond markets to obtain financing for their operations. Certain portfolio companies are facing, or may face in the future, increased credit and liquidity risk due to volatility in financial markets, increased costs of existing floating rate indebtedness in a rising interest rate environment, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which could negatively affect us or our funds’ investments. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may negatively impact the financial results of those investments and, therefore, the investment returns on our funds.
In addition, to the extent that conditions in the credit markets or tax or other regulatory changes impair the ability of our investments to refinance or extend maturities on their outstanding debt, either on favorable terms or at all, the financial results of those portfolio companies may be negatively impacted, which could impair the value of our funds’ investments. In some cases, the inability of our funds’ investments to refinance or extend maturities may result in the inability of those investments to repay debt at maturity or pay interests when due, and may cause the portfolio companies to sell assets, undergo a recapitalization or seek bankruptcy protection, any of which would also likely impair the value of our funds’ investment.
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
•the relative attractiveness of the types of investments that have been or will be made; and
•consideration and management of ESG issues.
Further, we believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment, certainty of execution and business relationships that provide access to opportunities.
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
•some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on AI, and new competitors may enter the investment management space using new investment platforms based on AI;
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
Climate change and climate policies and regulation could adversely affect our business.
TPG and our portfolio companies face risks associated with climate change, including risks related to climate-related business trends and risks stemming from the physical and transitional impacts of climate change and the impact of climate- and ESG-related legislation, funding, regulation and deregulation (both domestically and internationally). In addition, uncertainties related to climate change and climate change-related regulation may adversely impact our dedicated climate impact and climate transition infrastructure investing products or other related funds, and their respective investments.
New climate change-related regulations, rescission or modification of existing regulations or appropriations or changes in interpretations of existing requirements may result in changes to subsidies, tax, permitting and other requirements and/or enhanced disclosure obligations, which could negatively affect us or our portfolio companies and/or materially increase our or their regulatory burden. The new Trump Administration has begun to implement significant changes to environmental and energy policies from those that were in place under the Biden Administration. At this time, we are unable to predict the impact of such changes, but they may be material to us or our portfolio companies. Conversely, to the extent a jurisdiction introduces new regulatory requirements, whether the U.S. federal government, a U.S. state or a foreign jurisdiction, increased regulations generally increase our or our portfolio companies’ costs, and we or they could continue to experience higher costs if new laws and regulatory requirements require us or them to, among other things, spend more time, hire additional personnel or buy new technology to comply effectively. Compliance with climate- and other ESG-related rules could result in increased legal and compliance costs and expenses which would be borne by us and our funds. See “—Risks Related to Our Business—Scrutiny from fund investors and regulators on ESG matters and evolving regulatory and other requirements may affect investment opportunities for our funds, negatively impact our ability to raise or deploy capital from investors and result in additional compliance costs.” At the portfolio company level, while we have invested in sectors that are inherently lower carbon intensity (e.g., technology and healthcare), which decreases some exposure to energy transition risk, there are individual portfolio companies in these and other sectors that could face transition risks related to carbon-related regulations or taxes if such measures are implemented or there is shifting demand for the companies’ products or services.
In addition, TPG faces business trend-related climate risks. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds. Furthermore, certain fund investors consider ESG factors, including climate risks, in determining whether to invest in our funds.

Further, significant physical effects of climate change, including extreme weather events such as fires, hurricanes or floods, can also have an adverse impact on certain of our portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. Increases in the effects of climate change are expected to exacerbate the frequency and impact of weather and climate related events and conditions.
While the geographic distribution of our portfolio diversifies TPG’s physical climate risk, some physical risk is inherent in the companies in our portfolio, particularly in some real estate holdings and Asia- and Africa-based investments and in the unknown potential for extreme weather that could occur related to climate change.
We expect some funds to face additional climate-related risks of a different nature. For example, deregulation or non-implementation of additional regulation, particularly in the United States, U.K. and EU, around climate change and carbon output control could lead to diminished market demand in various investment sectors. Additionally, implementation of the Paris Agreement and other climate-related initiatives by international, federal, state and regional policymakers and regulatory authorities and the pace of private actors seeking to reduce greenhouse gas emissions are uncertain. Uneven or slow implementation could negatively impact the speed of growth for the companies in certain funds. Further, non-implementation, or the rollback of energy subsidies designed to enable the energy transition, may negatively impact the financial performance of certain investments. In addition, jurisdictions could classify fund investments differently in terms of their contributions to climate change mitigation and/or the energy transition, which could open some assets to transition risks.
Difficult economic and market conditions could negatively impact our businesses in many ways, including by reducing the value or hampering the performance of our funds’ investments or reducing our funds’ ability to raise or deploy capital, each of which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, such as fluctuating interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on the financial industry), pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, threatened military conflicts, terrorist acts or security operations) and the effects of climate change. Recently, markets have been affected by U.S. interest rates, slower economic growth or recession, inflation, the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, changes in U.S. tax regulations and geopolitical events such as the ongoing war in Ukraine and conflicts in the Middle East. These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
Volatility in the global financial markets or a financial downturn could negatively impact our business in a number of ways. Volatility or unfavorable market and economic conditions could reduce opportunities for our funds to make, exit and realize value from, and expected returns on, their existing investments. When financing is not available or becomes too costly, it is difficult for potential buyers to raise sufficient capital to purchase our funds’ investments, and we may earn lower-than-expected returns on them, which could cause us to realize diminished or no performance allocations. If not otherwise offset, declines in the equity, debt and commodity markets would likely cause us to write down our funds’ investments. Further, difficult market conditions could cause a decrease in the frequency and size of fees generated from TPG Capital BD’s (or related entities’) capital markets activities. Our profitability may also be negatively impacted by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to a downturn in market and economic conditions.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken-deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser, the undisclosed acceleration of certain special fees and the handling of material non-public information. We have in the past and may in the future be subject to SEC enforcement actions and settlements. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, compliance with the SEC’s custody rule, management fee calculations, use of affiliated service providers, general conflicts of interest disclosures and cybersecurity. We generally expect the SEC’s oversight of global investment firms to continue to focus on concerns related to transparency, investor disclosure practices, handling of material non-public information, fees and expenses, valuation, compliance policies and procedures and conflicts of interest, which could impact us in various ways. Although we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were either previously examined without sanction or not targeted before. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate. For example, in October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company cooperated with the SEC’s investigation and reached a settlement, which was announced in January 2025. See Note 17, “Commitments and Contingencies—Legal Actions and Other Proceedings.”
The SEC has proposed and/or adopted various new regulations over the past few years applicable to private fund advisers. These initiatives include:
•In August 2023, the SEC adopted new rules and amendments to existing rules under the Advisers Act (collectively, the “Private Fund Rules”) specifically related to registered and non-registered advisers and their activities with respect to private funds. On June 5, 2024, the Fifth Circuit vacated the Private Fund Rules. The Private Fund Rules would have imposed new and substantial requirements on advisers to private funds, including us, and were expected to significantly impact our business and operations. Although the Private Fund Rules have been vacated, the SEC may in the future propose new rules and amendments similar to the Private Fund Rules.
•Amendments to Regulation S-P adopted in May 2024 apply privacy safeguarding requirements directly to investment advisers that manage private funds. See “—Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.”
•Rules proposed in February 2022 that would, if adopted, require investment advisers to, among other things, adopt cybersecurity policies and procedures reasonably designed to address cybersecurity risks, develop cybersecurity monitoring and protections and disclose certain information about cybersecurity risks and incidents.
•The SEC adopted an expansion of the reporting obligations under Form PF and changes to the beneficial ownership reporting regime applicable to positions in public companies, which are expected to increase investment advisers’ data-gathering and disclosure obligations.
•The SEC has also recently proposed amendments to the existing Advisers Act custody rule that would, if adopted, among other changes, expand the scope of assets that are subject to the rule and require investment advisers to enter into contracts with qualified custodians.
•The SEC has also proposed new rules prohibiting registered investment advisers from outsourcing certain services without first meeting minimum requirements and addressing certain conflicts of interest associated with the use of predictive data analytics, such as AI and machine learning with AI.

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
Similarly, in conducting our asset management activities outside the United States, we generally rely on exemptions from the regulatory regimes of various foreign jurisdictions. Exemptions from U.S. and foreign regulations are often highly complex and may, in certain circumstances, depend on compliance by third parties we do not control. If these exemptions were to become unavailable to us, our business could be negatively impacted, as these regulations often serve to limit our activities and impose burdensome compliance requirements. See “Item 1. Business—Regulation and Compliance.” Moreover, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect our fund investors and not our stockholders.
Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the Trump administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of certain of our funds’ portfolio companies and thus limit the ability of our funds to exit from certain investments, as well as limit our flexibility in structuring or financing certain transactions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations and a 1% excise tax on share repurchases. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Further, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular.
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
The Reform Act and various other proposals focused on deregulation of the U.S. financial services industry could have the effect of increasing competition or otherwise reducing investment opportunities, which could negatively impact our business. For example, the U.S. Financial Stability Oversight Council (“FSOC”), created by the Dodd-Frank Act, has the authority to designate an asset management firm as a “systemically important financial institution” (“SIFI”). If we are designated as a SIFI, we would become subject to a variety of regulations, including capital requirements and limitations on leverage, which could adversely affect our ability to implement our investment strategies.
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
The Dodd-Frank Act also imposes a regulatory structure on the “swaps” market, including requirements for clearing, exchange trading, capital, margin, reporting and recordkeeping. The SEC, the Commodity Futures Trading Commission (the “CFTC”) and other financial regulators have finalized many rules applicable to swap market participants, including business conduct standards for swap dealers, reporting and recordkeeping, mandatory clearing for certain swaps, exchange trading rules applicable to swaps, initial and variation margin requirements for uncleared swap transactions and regulatory requirements for cross-border swap activities. These requirements could reduce market liquidity and negatively impact our business, including by reducing our ability to enter swaps and other types of derivatives.
The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. In May 2016 and, more recently, in May 2024, the SEC and other federal regulatory agencies proposed a rule that would apply requirements on incentive-based compensation arrangements of “covered financial institutions,” including certain registered investment advisers and broker-dealers above a specific asset threshold. This, if adopted, could limit our ability to recruit and retain investment professionals and senior management executives. However, the proposed rule remains pending and may be subject to significant modifications.
Furthermore, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular. For example, in June 2019, certain members of the U.S. Congress introduced the Stop Wall Street Looting Act of 2019, a comprehensive bill intended to fundamentally reform the private equity industry. In August 2021, legislation was introduced in the Senate proposing to change the definition of carried interest. The “Ending the Carried Interest Loophole Act” proposed to close the tax rate differential between carried interests and ordinary income and accelerate the recognition and payment of tax on the receipt of carried interest and would have material impact on our business if enacted. Other potential changes in legislation or regulation may include higher corporate tax rate, greater scrutiny on the private equity industry or elimination of carried interest or limitations of the capital gains tax. If the proposed bills or parts thereof, or other similar legislation, were to become law, it could negatively impact us, our funds’ portfolio companies and our investors.
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
Changing regulations regarding derivatives, including commodity interest transactions, could negatively impact our business.
The regulation of derivatives, including commodity interest transactions in the United States and other jurisdictions, is a rapidly changing area of law and is subject to ongoing modification by governmental, self-regulatory organization and judicial action. We and our affiliates enter into derivatives transactions for various purposes, including to manage the financial risks related to our business. Accordingly, the impact of this evolving regulatory regime on our business is difficult to predict, but it could be substantial and adverse.
Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators and/or commodity trading advisors and become members of the National Futures Association (the “NFA”). As such, certain of our or our affiliates’ risk management or other commodities interest-related activities may be subject to CFTC oversight. To date, we have concluded that the covered activities in which our affiliates engage do not rise to the level of requiring the affiliates to register with the CFTC or become members of the NFA, and instead, these affiliates rely on exemptions from CFTC registration requirements. As part of ensuring the affiliates continue to be exempt from registration, we have instituted procedures to, as applicable, monitor our affiliates’ compliance with the requirements of exemptions on which they rely and comply with exemption renewal requirements. In the event that our affiliates no longer qualify for an exemption from registration, such affiliates could become subject to a wide range of other regulatory requirements, such as reporting, recordkeeping and operational requirements as well as periodic examinations.

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
Federal, state and foreign financial crime, trade and foreign investment laws applicable to us, our funds and our funds’ portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions and reputational harm.
We are subject to a number of laws and regulations governing payments, offers and contributions to or for the benefit of public officials or other parties, including restrictions imposed by the FCPA. The FCPA prohibits bribery of foreign public officials, government employees and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. In addition, the U.S. Department of Commerce and the U.S. Department of State administer and enforce certain export control laws and regulations, and OFAC and the U.S. Department of State administer and enforce economic sanctions based on U.S. foreign policy and national security goals against targeted countries, jurisdictions, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors and sourcing new investments, as well as the activities of our funds’ portfolio companies. U.S. government regulators, including the U.S. Department of Justice, the SEC and OFAC, have devoted more resources to enforcement of these laws as enforcement has become more of a priority in recent years. The U.S. government has also recently used sanctions and export controls to address broader foreign and international economic policy goals, including with respect to certain industries and technologies.
In September 2024, FinCEN adopted a rule requiring registered investment advisers and exempt reporting advisers to, among other measures, adopt an anti-money laundering program and file certain reports with FinCEN. The rule also delegates authority to the SEC to monitor compliance with these requirements. As a result, we expect our investment advisory business to be subject to additional anti-money laundering obligations.
Certain investments or divestments by our funds that involve a national security nexus may be subject to review and approval by CFIUS. Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of CFIUS. Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. Such limitations and restrictions may prevent our funds from pursuing certain investments, cause delays with respect to consummating investments, require our funds to consummate an investment on terms that are less advantageous than would be the case absent such restrictions, reduce the number of potential buyers and/or limit the ability of our funds to exit from certain investments.
Congress has also enacted the Protecting Americans’ Data from Foreign Adversaries Act of 2024, which establishes new restrictions on transfers of certain personally identifiable sensitive data to foreign adversary countries and entities controlled by a foreign adversary. Similarly, regulations issued pursuant to Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” may restrict data transfers involving countries of concern or covered persons, including the People’s Republic of China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba and Venezuela.
Effective January 2, 2025, the Treasury Department’s China-focused Outbound Investment Security Program requires notification of and, in some cases, prohibits certain investments by U.S. persons in companies that have a nexus to China and are involved in advanced technologies in the artificial intelligence, semiconductor or quantum information sectors. These requirements may prevent our funds from pursuing or exiting certain investments.
Non-U.S. anti-bribery, anti-corruption or anti-money laundering laws, economic sanctions or other export control laws may impose stricter or more onerous requirements than the FCPA or other laws enforced by OFAC, the U.S. Department of Commerce and the U.S. Department of State, and compliance with such non-U.S. laws may disrupt our business or cause us to incur significantly more costs. A number of other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also expanded significantly their enforcement activities, especially in the anti-corruption area. For example, in the U.K., we are subject to laws regarding the prevention of money laundering and the financing of terrorism as well as laws prohibiting bribery, facilitation of tax evasion and fraud. Differences between such U.S. and non-U.S. laws increase the risks and complexities of compliance and sometimes present actual conflicts of law (especially with respect to sanctions and export controls). We cannot predict the nature, scope or effect of future regulatory requirements to which we might be subject or the manner in which existing laws might be administered, interpreted or enforced.
While we have developed and implemented policies and procedures designed to ensure compliance with applicable sanctions, anti-bribery and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition and cash flow. In addition, depending on the circumstances, we could be liable for violations of applicable anti-corruption, sanctions or export control laws committed by companies in which we or our funds invest (including via successor liability). Our funds’ portfolio companies’ compliance policies and procedures may not prevent all instances of money laundering, bribery, dealings with sanctioned jurisdictions or parties or other prohibited transactions, including those arising from actions by employees, for which we or they might be held responsible. Allegations that our funds’ portfolio companies engaged in conduct that has violated anti-corruption, economic sanctions or export control laws could negatively impact us, create legal liability or cause reputational and business harm that could negatively impact a fund’s investments. If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, reputational harm, incarceration of our employees, restrictions on our operations (including disbarment) and other liabilities, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Regulatory initiatives in jurisdictions outside the United States could negatively impact our business.
Similar to the United States, the current environment in non-U.S. jurisdictions in which we operate, in particular the EU and the U.K., has become subject to an expanding body of regulation. Governmental regulators and other authorities have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
EU and U.K. Regulatory Framework. As described under “Item 1. Business—Regulation and Compliance,” our two entities authorized and regulated in the U.K., TPG Europe and AG Europe, are subject to various regulations. Our funds established, or registered for marketing, in the EU or the U.K. are also subject to EU and U.K. legislation, including the Alternative Investment Fund Managers Directive (“AIFMD”). AIFMD imposes regulatory obligations on us principally with respect to the marketing of our funds to EU and U.K. investors. These regulatory requirements increase the costs and administrative burden of establishing and operating our funds. Ongoing legislative developments (including in relation to AIFMD II) may impose further restrictions, costs and complexity. In addition, certain of our funds’ portfolio companies are subject to EU and U.K. regulation that affect their business and, in the case of violations, could result in a range of sanctions. For example, EU regulatory guidance published in 2017 in relation to leveraged transactions, which applies to certain EU credit institutions, could limit, delay or restrict the availability, or increase the cost, of credit for our funds’ portfolio companies.
Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (AML) Directives came into force: the fifth AML EU Directive (“AMLD5”) and the sixth AML EU Directive (“AMLD6”). AMLD5 was implemented into U.K. law on January 10, 2020. The changes under AMLD5 include new, more stringent customer due diligence measures and reporting requirements. AMLD5 has added complexity to our internal processes and any perceived shortcomings in our adoption of AMLD5 could create reputational risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons. Since the U.K.’s withdrawal from the EU, each of the U.K. and EU has continued to develop its own autonomous AML regulatory regimes. The divergence of applicable regulatory regimes increases the risks and complexities of compliance.
Information Reporting Requirements. Many countries have significantly increased their information reporting regimes over the past few years. For example, in 2018 the EU Council adopted a directive imposing a reporting obligation on parties to transactions that may involve aggressive tax planning (“DAC6”).

SFDR. Funds managed or that raise capital across European Member States must comply with the EU’s detailed sustainability-related disclosure regime (the “SFDR”). In particular, the SFDR requires certain disclosures in relation to whether and, if so, how sustainability risks are taken into account in the investment process. In addition, for those financial products that have a sustainable investment objective or promote environmental or social characteristics, there is an obligation to disclose such an objective or characteristics in pre-contractual disclosures and report on an ongoing basis their performance in achieving those commitments, among other requirements. In addition, the EU published a classification system that establishes a list of environmentally sustainable economic activities and sets out four overarching conditions that an economic activity has to meet in order to qualify as environmentally sustainable (the “Taxonomy Regulation”). The Taxonomy Regulation (to the extent applicable), among other things, introduces mandatory disclosure and reporting requirements for funds that seek to align with the Taxonomy Regulation. The SFDR regime and Taxonomy Regulation are evolving and subject to ongoing interpretation by regulators and proposals to amend SFDR are expected during the course of 2025.
In addition, the European Securities and Markets Association published guidelines and a related public statement that specify minimum portfolio composition requirements for funds using ESG or sustainability-related terms in their name. Such rules, where relevant, require our funds to comply with additional investment exclusions, which may impact their investment universe. In recent years, several other regulators (including in the U.K.) have announced upcoming regulatory initiatives requiring ESG-related disclosures and sustainability-related labels and marketing similar to the SFDR. Further, the U.K. has introduced mandatory Taskforce on Climate-related Financial Disclosures-aligned disclosure requirements for any firm providing portfolio management in the U.K. satisfying certain criteria.
In addition, risks relating to financial and enforcement action may be exacerbated where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, or modify them, compliance costs may increase significantly, and there is a risk that we may be unable to comply with all of these requirements.
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
Hong Kong Security Law. The National People’s Congress of China passed a national security law (the “National Security Law”) in 2020 that criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside the Hong Kong Special Administrative Region of the People Republic of China (“Hong Kong”) by non-permanent residents of Hong Kong could limit the activities of or negatively impact us, our funds and/or our funds’ portfolio companies. The United States, the U.K. and several EU countries have expressed concerns regarding the National Security Law. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on countries in which we, our funds and our funds’ portfolio companies or any of their respective personnel or assets are located. While we maintain offices in Hong Kong and our funds invest in portfolio companies that operate in Hong Kong or are currently or expected to be listed on the Stock Exchange of Hong Kong (which investments comprise approximately 0.2 of our AUM), none of our funds invests exclusively in Hong Kong; our Hong Kong operations, including our personnel and investments, do not represent a significant portion of our business; and our portfolio companies do not generally engage in commercial practices that would implicate the National Security Law. Nevertheless, the aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our, our funds’ or their portfolio companies’ operations and have a material adverse effect on our results of operations, financial condition and cash flow. See “—Risks Related to Our Business—Changes in China’s governmental policies could have an adverse effect on our business and operations.”

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
The adoption, interpretation and application of privacy laws or regulations in the United States, EU (and its member states), the U.K. and elsewhere are often uncertain and in flux, and in some cases, laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Any of our U.S. operations may be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, where such laws focus on privacy as an individual right in general. For example, California has passed the CCPA. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. Additionally, if unauthorized access, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the CPRA to amend and extend the protections of the CCPA. Under the CPRA, California will establish a new state agency focused on the enforcement of its privacy laws, likely leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
More than a dozen other states in the United States have either passed, proposed or are considering similar laws and regulations to the CCPA and GDPR (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022 and the Connecticut Data Privacy Act passed on May 10, 2022, all of which have become effective), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus further increasing costs, operational and legal burdens, as well as the potential for significant liability.
Many foreign countries and governmental bodies, including the EU and other relevant jurisdictions where we and our funds’ portfolio companies conduct business, have laws and regulations concerning the collection and use of personally identifiable information and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the United States. These more restrictive laws include the GDPR, the U.K. GDPR, the Hong Kong Personal Data (Privacy) Ordinance and the Australian Privacy Act. Privacy and cybersecurity laws in China, Hong Kong, Singapore, Korea, Dubai, Abu Dhabi, India and other jurisdictions may also impact data in those jurisdictions, including by requiring the localization of such data or subjecting such systems to intrusive governmental inspections. These legal and contractual arrangements heighten our privacy obligations in the United States and internationally.
While we have made significant efforts and investment to develop policies and procedures to address data privacy laws, we potentially remain exposed to liability, particularly given the continued and rapid development of privacy laws and regulations around the world and increased enforcement action. Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory liability, third-party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations and loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply continues to increase.
Artificial Intelligence. In May 2024, the EU approved a new regulation on AI (the “EU AI Act”), parts of which took effect in late 2024. The EU AI Act is a legal framework that governs the development and deployment of AI in the EU. The framework bans certain uses of AI outright and imposes material obligations on both the providers and deployers of certain other AI activities. Violations are subject to fines, and regulators have powers to remove non-compliant products from the EU market. The Colorado Artificial Intelligence Act, California’s Assembly Bill 2013 on Generative Artificial Intelligence and other U.S. statutes may also impact our ability to use artificial intelligence, restrict innovations or result in liability for prohibited uses of artificial intelligence technologies. Other jurisdictions, such as Canada and Brazil, are also considering similar legal frameworks.
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
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives. There are significant uncertainties relating to the application of the IRA. Although the IRS and Treasury have released certain guidance under the IRA, including proposed regulations regarding the 15% minimum tax and proposed and final regulations regarding the 1% excise tax, significant uncertainties remain after such guidance was issued, and it is not clear when additional guidance will be issued or whether the proposed regulations will be finalized. The Company will continue to evaluate its future impact if additional guidance is issued by the U.S. Department of the Treasury.
Additionally, unless extended, several provisions of the Tax Cuts and Jobs Act (the “TCJA”) are set to expire at the end of 2025 and it is not yet clear what tax legislation, if any, will replace the TCJA. As a result, it is not yet possible to predict the effects such legislation may have on existing relevant tax laws and, by extension, our business, and it is possible any future legislation could negatively impact us, our funds and our funds’ portfolio companies. See “—Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.”

The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business remain focused on the taxation of organizations, such as TPG. The OECD, which represents a coalition of member countries, is contemplating changes to numerous longstanding tax principles through its base erosion and profit shifting (“BEPS”) project, which focuses on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures relating to the deductibility of interest expense, local nexus requirements, transfer pricing, treaty qualification and hybrid instruments could potentially be relevant to some of our ownership structures and could have an adverse tax impact on us, our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because the timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals. If implemented, these and other proposals could result in increased taxes on income from our investments and increased non-U.S. taxes on our management fees. In addition, on October 8, 2021, the OECD/G20 inclusive framework on BEPS (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform under the BEPS project originally agreed on July 1, 2021, and a timetable for implementation. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed, and under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Over 130 members of the Inclusive Framework are participating in the two-pillar plan. The OECD has published model rules and other guidance with respect to the two-pillar plan, and further additional guidance was published in June 2024 and January 2025. A number of jurisdictions, including the United Kingdom and certain European Union Member States, have introduced legislation to implement aspects of the pillar two proposals with effect from December 31, 2023 (broadly, the “income inclusion rule” and the “domestic top-up tax”) with further aspects to be introduced from December 31, 2024 (broadly, the “undertaxed payments rule”). However, such legislation is expected to be subject to further amendment, and additional commentary and administrative guidance is likely to be published in 2025 regarding the proposals that have been implemented. As the pillar two proposals have partially taken effect in some, but not all, jurisdictions for the taxable year beginning on January 1, 2025, there is still uncertainty as to how the pillar two proposals will be applied evenly during this transition period. We are currently monitoring the developments of the two-pillar plan and are evaluating its potential impact on our financial results, though the implementation of any new legislation could negatively impact us, our funds, our funds’ portfolio companies and our investors.
Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.
Under the TCJA, investments must be held for more than three years, rather than the prior requirement of more than one year, for performance allocations to be treated for U.S. federal income tax purposes as capital gain. In connection with the enactment of the IRA, certain proposals were made, that if enacted, would have significantly extended the required holding period rules and the scope of the rules governing the taxation of certain performance allocations. While these proposals were not ultimately included in the IRA, those proposals, or other similar proposals, could be adopted pursuant to future legislation. The longer holding period requirement under the TCJA (or as may be enacted under any current future proposals) may result in some or all of our performance allocations being treated as short-term capital gain, which would materially increase the amount of taxes that our employees and other key personnel holding equity would be required to pay. In January 2021, the IRS released regulations implementing the performance allocation provisions that were enacted as part of the TCJA, but some uncertainties remain after such regulations were issued. Although most proposals regarding the taxation of performance allocations still require gain realization before applying short-term capital gain rates, legislation has been proposed that would assume a deemed annual return on performance allocations and tax that amount annually, with a true-up once the assets are sold. In addition, following the TCJA, the tax treatment of performance allocations has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on performance allocations. Tax authorities and legislators in other jurisdictions that TPG has investments or employees in could clarify, modify or challenge their treatment of performance allocations. See “Risks Related to Our Industry—Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.”

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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include risk assessments of internal and external threats to confidentiality, integrity and availability of the Company’s data and systems along with other material risks to firm operations.
These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting and responding to threats. Our administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls and identity verification. We also have policies and controls in place designed to detect and respond to cybersecurity events, including an incident response plan, an incident response team with dedicated roles and responsibilities for assessing and responding to a cybersecurity event, system logging and ongoing monitoring, and periodic training exercises simulating cybersecurity events that are designed to raise awareness and test our team’s response readiness capabilities.

The nature, scope and effectiveness of these controls are regularly reviewed through a series of internal and external processes. The Cybersecurity team performs both automated monitoring on a continuous basis and manual reviews of key controls. We also conduct annual assessments of our cybersecurity program using industry standard cybersecurity frameworks, such as the NIST Cybersecurity Framework, as benchmarks to perform our evaluation. This does not imply that we fully meet any particular industry standards, specifications or requirements. In addition, independent reviews of our cybersecurity control effectiveness are conducted by TPG’s Internal Audit team on a periodic basis. We also engage external providers to conduct periodic external assessments, including penetration testing.
Governance
We have established an Enterprise Risk Committee (“ERC”) to manage overall risk across the Company including cybersecurity risks identified by the Cybersecurity team; the ERC includes representatives from relevant functions and is led by our CEO. We have also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our risk management, control and governance processes is assigned to our Chief Information Security Officer (“CISO”), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. The Cybersecurity team also regularly coordinates with other key stakeholders within the Firm, including Compliance, Human Resources, Internal Audit and Legal.
The Chief Information Security Officer leads the Company’s Cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. Our CISO previously held various leadership roles within the Technology Risk department of one of the world’s largest banking institutions over a 17-year period. He holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). Our Cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. The Cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.
The Audit Committee of our Board of Directors has primary oversight over the Cybersecurity program. The Chief Information Security Officer reports at least annually to the Audit Committee and such report may address overall assessment of the Company’s compliance with our cybersecurity policies, including risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Cyber criminals do, however, target TPG and our employees and vendors. Ongoing or future attacks such as these could have impacts on TPG’s operations. For additional information on these ongoing risks please refer to “Part 1. Item 1A. Risk Factors—Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition, and cash flow”.
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
Item 3. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our operations, financial position or cash flows. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Report.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TPG.”
The number of holders of record of our Class A common stock was 59 as of February 14, 2025. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers. The number of holders of record of our nonvoting Class A common stock and Class B common stock as of February 14, 2025 was one and four, respectively.
Dividend Policy
Our current intention is to pay holders of our Class A common stock and nonvoting Class A common stock a quarterly dividend representing at least 85% of TPG Inc.’s share of DE attributable to the TPG Operating Group, subject to adjustment as determined by our board of directors and, until the Sunset, the Executive Committee of our board of directors to be necessary or appropriate to provide for the conduct of our business, to make appropriate investments in our business and funds, to comply with applicable law, any of our debt instruments or other agreements, or to provide for future cash requirements such as tax-related payments and clawback obligations. Although we expect to pay at least 85% of our DE as a dividend, the percentage of our DE paid out as a dividend could fall below that target minimum. All of the foregoing is subject to the further qualification that the declaration and payment of any dividends are at the sole discretion of the board of directors and, until the Sunset, the Executive Committee and the board of directors and Executive Committee may change our dividend policy at any time, including, without limitation, to reduce such dividends or even to eliminate such dividends entirely. For more information on DE, see “Item 7.—Management’s Discussion and Analysis of Financial Results of Operation—Non-GAAP Financial Measures—Distributable Earnings.”
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
We are a holding company, and our only material assets are Common Units representing 30% of the Common Units and 100% of the interests in certain intermediate holding companies. We need to cause the TPG Operating Group to make distributions to us sufficient to pay our taxes and other obligations (including those pursuant to the Tax Receivable Agreement), and if we decide to pay a dividend, in an amount sufficient to cover such dividend. If the TPG Operating Group makes such distributions to us, the other holders of Common Units, including the TPG Partner Vehicles and certain Pre-IPO Investors, will be entitled to receive pro rata distributions. Holders of our Class B common stock will not be entitled to cash dividends distributed by TPG Inc. Holders of Promote Units will not be entitled to cash distributions from the TPG Operating Group, except for certain distributions of performance allocations received by the TPG Operating Group.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Not Applicable.
Item 6. Selected Financial Data
(Removed and Reserved)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors”. We assume no obligation to update any of these forward-looking statements.
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
We completed the Acquisition on November 1, 2023. Accordingly, the results of TPG Angelo Gordon included in our consolidated results of operations for the year ended December 31, 2023 are from November 1, 2023 through December 31, 2023.
The following discussion includes a comparison of our results for the years ended December 31, 2024 and 2023. For a discussion of our results for the year ended December 31, 2022 and a comparison of results for the years ended December 31, 2023 and 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference.
Business Overview
We are a leading global alternative asset manager with $245.9 billion in assets under management (“AUM”) as of December 31, 2024. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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
Economic dynamics and financial conditions provided an accommodating backdrop for global markets in 2024, with the combination of moderating inflation, easing monetary policy, continued economic growth and AI-related enthusiasm driving risk assets higher and credit spreads tighter.
U.S. economic activity continued to expand in 2024. Quarter-over-quarter, real gross domestic product (“GDP”) grew at an annualized rate of 1.4%, 3.0% and 3.1%, respectively, for the first three quarters of 2024. In aggregate, 2024 GDP is estimated to have grown 2.7% relative to 2023. The labor market remained strong, though the unemployment rate ticked up slightly to end the year at 4.1%, up from 3.7% as of the end of 2023.

Despite the robust economic growth and resilience in the labor market, inflation in the United States moderated throughout 2024 but still remains elevated relative to the Federal Reserve long-term target of 2.0%. The December reading of the U.S. Consumer Price Index (“CPI”) showed prices increased 2.7% over the prior twelve months, a slower pace of growth than the 3.1% level observed as of the end of 2023. Similarly, core CPI, which excludes food and energy, fell to 3.3% annual growth as of the latest reading, down from 4.0% as of the end of 2023.
The trajectory of inflation towards the Federal Reserve’s 2.0% target provided the central bank confidence to reduce interest rates during the year for the first time since the onset of the COVID-19 pandemic. After holding target federal funds rate steady at 5.25%-5.50% for a year, the Federal Reserve cut rates by 50 basis points at its September 2024 meeting, followed by 25 basis point reductions at both its November and December 2024 meetings. As of the end of 2024, the federal funds target range sits at 4.25%-4.50%, with additional cuts expected in 2025.
The U.S. Treasury market was relatively volatile in 2024. The yield curve steepened throughout the year as yields at the short end of the curve fell in response to rate cuts by the Federal Reserve, while longer dated bonds sold off. Yields on the 10-Year Treasury ended the year 4.57%, up 69 basis points from the start of the year. 2-Year Treasury yields were flat year-over year, ending 2024 at 4.24%.
In corporate credit markets, both U.S. and European high yield generated positive performance in the fourth quarter of 2024. According to J.P. Morgan data, U.S. high yield gained 0.3% and the European market returned 1.8% during the three-month period. In the United States, high yield bond spreads tightened by 20 basis points to 325 basis points, while in Europe, high yield spreads tightened 48 basis points to end the quarter at 377 basis points. The high yield default rate, measured on a trailing twelve-month basis, declined modestly from 1.6% to 1.5% in the United States but increased from 2.7% to 3.3% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 2.40% return, and the J.P. Morgan European Leveraged Loan Index posted a 2.1% return for the third quarter of 2024. From a spread and yield basis, the US Leveraged Loan Index ended the quarter at a yield of 8.2% and 426 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.1% and 480 basis point spread.
Major U.S. equity indices recorded significant gains during 2024, with the S&P 500, Nasdaq and Dow Jones rising 23.3%, 28.6% and 12.9%, respectively, during the year. Indices were led higher by a collection of mega-cap stocks, including Nvidia, Microsoft, Amazon, Apple, Alphabet, Meta and Tesla, which collectively represent approximately one third of the S&P 500 as of December 31, 2024—the highest level of concentration in the index’s history. Technology sectors outperformed during the year, driven by AI-related enthusiasm, with Communication Services and Information Technology S&P sectors gaining 38.9% and 35.7%, respectively. Materials, Healthcare and Real Estate sectors were relative laggards throughout the year, posting performances of (1.8%), 0.9% and 1.7%, respectively. Volatility in the U.S. equity market, as measured by the CBOE Volatility Index, was modestly higher year-over-year, ending 2024 at 17.4, up from 12.5 as of the end of 2023. Global equity markets rose over 2024, though lagged the United States, with the MSCI Europe Index rising 5.8%, the MSCI Asia Index rising 7.2% and the MSCI World Index gaining 17.0% during the year.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 30% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of December 31, 2024. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Angelo Gordon
On November 1, 2023, we acquired Angelo Gordon pursuant to the terms and subject to the conditions set forth in the Transaction Agreement. Pursuant to the Transaction Agreement, we acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,143.4 million (the “Purchase Price”), comprised of:
•$740.7 million in cash paid at closing;
•$16.3 million paid during the year ended December 31, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;

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
Operating Segments
We operate our business in a single operating and reportable segment, as our CEO, who is our chief operating decision maker (the “CODM”), manages the business on a consolidated basis. We operate collaboratively across product lines through shared investment themes and shared support functions that span across product lines.
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
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity-based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest over a service period of generally one to five years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO and subsequent acquisition, we granted restricted stock units (“RSUs”) to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership. These distributions were accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO and are now accounted for as performance allocation compensation.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2024	2023

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$2,087,076	$1,534,626
Capital allocation-based income	1,413,006	855,285
Total revenues	3,500,082	2,389,911
Expenses
Compensation and benefits:
Cash-based compensation and benefits	835,328	547,377
Equity-based compensation	1,006,312	654,922
Performance allocation compensation	930,053	591,676
Total compensation and benefits	2,771,693	1,793,975
General, administrative and other	583,733	482,574
Depreciation and amortization	135,386	47,673
Interest expense	87,511	38,528
Expenses of consolidated Public SPACs	—	1,053
Total expenses	3,578,323	2,363,803
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(29,326)	6,564
Interest, dividends and other	82,743	42,622
Investment and other income of consolidated Public SPACs	—	8,359
Total investment income (loss)	53,417	57,545
(Loss) income before income taxes	(24,824)	83,653
Income tax expense	52,091	60,268
Net (loss) income	(76,915)	23,385
Net income attributable to redeemable equity in Public SPACs	—	12,044
Net loss attributable to non-controlling interests in TPG Operating Group	(175,927)	(92,411)
Net income attributable to other non-controlling interests	75,529	23,662
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$23,483	$80,090	(1)
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.00	$0.89
Diluted	$(0.42)	$(0.04)
Weighted-average shares of Class A common stock outstanding
Basic	100,219,905	80,334,871
Diluted	364,725,579	317,944,496
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Revenues consisted of the following for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023		Change	%

	($ in thousands)
Management fees	$1,637,990	$1,187,947		$450,043	38%
Transaction, monitoring and other fees	203,256	113,108		90,148	80%
Expense reimbursements and other	245,830	233,571		12,259	5%
Total fees and other	2,087,076	1,534,626		552,450	36%
Performance allocations	1,301,766	808,248		493,518	61%
Capital interests	111,240	47,037		64,203	136%
Total capital allocation-based income	1,413,006	855,285		557,721	65%
Total revenues	$3,500,082	$2,389,911	(1)	$1,110,171	46%
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Fees and other revenues increased by $552.4 million, or 36%, during the year ended December 31, 2024, compared to the year ended December 31, 2023. This change resulted from a $450.0 million increase in management fees, a $90.1 million increase in transaction, monitoring and other fees and a $12.3 million increase in expense reimbursements and other.
Management Fees. Management fees increased by $450.0 million, or 38%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
This change was primarily driven by an increase of $458.9 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the year ended December 31, 2024, we recognized additional fees of $283.5 million from TPG AG Credit, primarily driven by MVP Fund, MMDL III, MMDL IV and Credit Solutions II, and $175.4 million from TPG AG Real Estate, primarily driven by Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV, Net Lease Realty III and Net Lease Realty IV.
Management fees from our Capital platform decreased $19.8 million during the year ended December 31, 2024, primarily driven by a reduction of invested capital due to realizations for TPG VII and a step down in fee basis from committed to invested capital for TPG VIII during the fourth quarter of 2024. During the fourth quarter of 2023, TPG IX and THP II recognized catch-up fees from new capital raised. These decreases were partially offset by additional fees from Asia VIII due to fee earning capital raised and catch-up fees earned during the twelve months ended December 31, 2024.
Management fees from our Growth platform increased $10.9 million primarily attributable to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V, which primarily resulted from a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $2.1 million, primarily attributable to Rise Climate I, which had a step down in fee basis from committed to invested capital during the fourth quarter of 2024, partially offset by additional fees from Rise Climate II, which was activated during the third quarter of 2024.
Management fees from our Real Estate platform decreased $8.5 million, primarily attributable to TREP III, which had a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $9.9 million primarily attributable to TGS and NewQuest V as a result of additional fee earning capital raised during the twelve months ended December 31, 2024, partially offset by a decrease in fees from TPEP as a result of a decrease in fee earning AUM.

Certain management fees totaling $50.4 million earned during the year ended December 31, 2024 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $21.9 million for Asia VIII and $8.7 million for TGS.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased by $90.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily driven by a $42.0 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer and a $18.8 million increase in monitoring fees earned from portfolio companies primarily in our Capital platform.
Expense Reimbursements and Other. Expense reimbursements and other increased by $12.3 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily due to the acquisition of TPG Angelo Gordon in November 2023, partially offset by primarily lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Performance Allocations. Performance allocations increased by $493.5 million, or 61%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Realized performance allocation gains for the years ended December 31, 2024 and 2023 totaled $955.4 million and $582.2 million, respectively. Unrealized performance allocation gains for the years ended December 31, 2024 and 2023 totaled $346.4 million and $226.0 million, respectively.
The table below highlights performance allocations for the years ended December 31, 2024 and 2023, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Year Ended December 31,
	2024	2023		Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(2)	$560,616	$438,541		$122,075	28%
Growth(2)	362,398	121,669		240,729	198%
Impact	135,176	229,611		(94,435)	(41)%
TPG Angelo Gordon
TPG AG Credit	406,537	139,364		267,173	192%
TPG AG Real Estate	(104,983)	(12,037)		(92,946)	(772)%
Real Estate	23,117	(73,335)		96,452	132%
Market Solutions	(29,734)	23,239		(52,973)	(228)%
Total TPG Operating Group Shared:	$1,353,127	$867,052		$486,075	56%
TPG Operating Group Excluded:
Capital	$(18,254)	$(48,112)		$29,858	62%
Growth	(30,044)	(9,343)		(20,701)	(222)%
Real Estate	(3,063)	(1,349)		(1,714)	(127)%
Total TPG Operating Group Excluded(3)	$(51,361)	$(58,804)		$7,443	13%
Total Performance Allocations	$1,301,766	$808,248	(1)	$493,518	61%
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

Performance allocation income was $1,301.8 million for year ended December 31, 2024 compared to $808.2 million for year ended December 31, 2023. This change was primarily driven by higher performance allocations from our Capital, Growth and Real Estate platforms during the year ended December 31, 2024 compared to the year ended December 31, 2023, and from the acquisition of TPG Angelo Gordon in November 2023, which contributed $301.6 million of net gains during the year ended December 31, 2024.
Performance allocation income from our Capital platform was $560.6 million for the year ended December 31, 2024 compared to $438.5 million for the year ended December 31, 2023. Performance allocation income for the year ended December 31, 2024 was largely driven by gains of $236.2 million from TPG VIII, $176.9 million from TPG VII and $174.8 million from TPG IX, partially offset by losses of $73.6 million from Asia VI and $56.4 million from Asia VII. Performance allocation income for the year ended December 31, 2023 was primarily driven by gains of $318.9 million from TPG VIII and $60.9 million from THP I, partially offset by losses of $48.4 million from Asia VI.
Performance allocation income from our Growth platform was $362.4 million for the year ended December 31, 2024 compared to $121.7 million for the year ended December 31, 2023. Performance allocation income for the year ended December 31, 2024 was primarily driven by $156.8 million from Growth IV, $120.8 million from Growth V and $83.6 million from TTAD II. Performance allocation income for the year ended December 31, 2023 was primarily driven by gains of $80.8 million from Growth V and $64.4 million from Growth IV.
Performance allocation income from our Impact platform was $135.2 million for the year ended December 31, 2024 compared to $229.6 million for the year ended December 31, 2023. Performance allocation income for the year ended December 31, 2024 was largely driven by gains of $63.9 million from Rise III, $45.2 million from Rise Climate I and $41.6 million from Rise II, partially offset by losses of $15.5 million from Rise I. Performance allocation income for the year ended December 31, 2023 was primarily driven by gains of $177.3 million from Rise Climate I and $55.9 million from Rise II.
TPG AG Credit generated income of $406.5 million primarily attributable to $81.1 million from Credit Solutions II, $68.8 million from MVP, $37.7 million from MMDL IV, $25.7 million from ABC Fund and $20.8 million from Essential Housing II. TPG AG Real Estate generated net losses of $105.0 million primarily attributable to $90.2 million from Realty Value X, $31.9 million from Europe Realty II, $29.9 million from Asia Realty IV and $12.5 million from Realty VIII, which were partially offset by gains of $41.8 million from Net Lease Realty III.
TREP III within the Real Estate platform generated $21.2 million of gains during the year ended December 31, 2024 compared to a losses of $73.3 million during the year ended December 31, 2023.
Performance allocation losses of $29.7 million from our Market Solutions platform were primarily driven by $32.1 million of loss from NewQuest IV and $29.4 million from NewQuest III, partially offset by net gains of $16.0 million from TPEP during the year ended December 31, 2024. Performance allocation income for the year ended December 31, 2023 was primarily driven by gains of $33.5 million from TPEP and $8.8 million from NewQuest V, partially offset by net losses of $20.2 million from NewQuest III.
TPG Operating Group Excluded generated losses of $51.4 million during the year ended December 31, 2024 compared to a loss of $58.8 million during the year ended December 31, 2023. Performance allocation losses for the year ended December 31, 2024 were primarily driven by losses of $27.2 million from Biotech III from our Growth platform and $9.5 million from Asia V from our Capital platform, partially offset by gains of $5.3 million from Biotech V from our Growth platform. Performance allocation losses from TPG Operating Group Excluded for the year ended December 31, 2023 was primarily driven by losses of $24.6 million from TPG VI and $24.4 million from Asia V from our Capital platform and $22.9 million from Gator within our Growth platform, offset by gains of $12.6 million from Biotech III within our Growth platform.
As of December 31, 2024, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.7 billion. As of December 31, 2024, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.

Capital Interests. Capital interests income increased by $64.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily attributable to gains from our investments in TPG VII, TPG VIII, TPG IX, Rise III, TRTX, Growth V and MVP Fund, offset by losses from our investment in Asia VI and Asia VII during the year ended December 31, 2024. During the year ended December 31, 2023, we recognized gains on our investments in TPG VII, TPG VIII and Rise Climate I offset by losses from our investments in Asia VI.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $288.0 million, or 53%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023.
Equity-based Compensation. Equity-based compensation expense increased by $351.4 million, or 54%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily driven by an increase in compensatory equity awards under U.S. GAAP associated with the TPG Angelo Gordon acquisition, and an increase in compensatory RSU grants to TPG employees, certain of our executives and TPG Angelo Gordon employees, as described in Note 19 to the Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased by $338.4 million, or 57%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $101.2 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily driven by the increase in information technology costs, rent expenses and other administrative costs from TPG Angelo Gordon, which was acquired in November 2023.
Depreciation and Amortization. Depreciation and amortization increased by $87.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily due to the amortization of intangible assets resulting from the acquisition of TPG Angelo Gordon in November 2023.
Interest Expense. Interest expense increased by $49.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during the year ended December 31, 2024, as described in Note 12 to the Consolidated Financial Statements, and higher interest rates on certain borrowings.
Expenses of Consolidated Public SPACs. Expenses of consolidated Public SPACs decreased by $1.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was due to the redemption of all outstanding shares of the Public SPACs during the year ended December 31, 2023.
Net (Losses) Gains from Investment Activities. Net (losses) gains from investment activities was a loss of $29.3 million for year ended December 31, 2024 compared to a gain of $6.6 million for the year ended December 31, 2023. This change was primarily attributable to a net loss of $26.8 million from our investment in Nerdy Inc. (“NRDY”) during the year ended December 31, 2024.
Interest, Dividends and Other. Interest, dividends and other increased by $40.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This change was primarily driven by additional interest income and dividend income from TPG Angelo Gordon, which was acquired in November 2023.
Investment and Other Income of Consolidated Public SPACs. Investment and other income of consolidated Public SPACs recognized during the year ended December 31, 2023 was related to the interest income earned on the Assets held in Trust Account and the unrealized losses on derivative instruments warrants issued by the consolidated Public SPAC entities and forward purchase agreements held by third parties. As of December 31, 2023, we no longer hold any Assets held in Trust Accounts or have any derivative liabilities associated with Public SPACs in our Consolidated Financial Statements due to the redemption of the outstanding shares of the Public SPACs during the year ended December 31, 2023.

Income Tax Expense. Income tax expense decreased by $8.2 million or 14% for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to income tax expense in connection with an increase in valuation allowance during the year ended December 31, 2023 as compared to an income tax benefit in connection with a decrease in valuation allowance during the year ended December 31, 2024, offset by an increase in certain compensation expenses that are not tax deductible incurred during the year ended December 31, 2024.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	December 31,
	2024	2023

	($ in thousands)
Assets
Cash and cash equivalents	$808,017	$665,188
Investments	7,503,281	6,724,112
Due from affiliates	447,012	418,977
Intangible assets and goodwill	969,786	1,085,587
Other assets	807,013	475,808
Total assets	$10,535,109	$9,369,672

Liabilities and Equity
Debt obligations	$1,281,984	$945,052
Due to affiliates	465,137	143,175
Accrued performance allocation compensation	4,376,523	4,096,052
Other liabilities	819,476	824,259
Total liabilities	6,943,120	6,008,538

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (109,211,355 and 80,596,501 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	109	80
Class B common stock $0.001 par value, 750,000,000 shares authorized (255,756,502 and 281,657,626 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	256	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	970,719	613,476
Accumulated deficit	(186,983)	(34,681)
Non-controlling interests	2,807,888	2,781,977
Total equity	3,591,989	3,361,134
Total liabilities and equity	$10,535,109	$9,369,672
Cash and cash equivalents increased $142.8 million during the year ended December 31, 2024 primarily due to $351.0 million of proceeds from our Senior Notes and Subordinated Notes offerings and our 364-Day Credit Facility, net of repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan, and cash generated from our operating activities, partially offset by payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $779.2 million during the year ended December 31, 2024 primarily due to net capital allocation-based income of $1,413.0 million and purchases of $862.8 million, which were partially offset by proceeds of $1,460.5 million.
Other assets increased $331.2 million during the year ended December 31, 2024 primarily due to the deferred tax assets recorded in connection with the exchange of Common Units described in Note 20 to the Consolidated Financial Statements.
Debt obligations increased $336.9 million during the year ended December 31, 2024 primarily due to the Senior Notes and Subordinated Notes offerings and borrowings under our 364-Day Credit Facility, offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan.
Due to affiliates increased $322.0 million during the year ended December 31, 2024 primarily due to an increase of $308.9 million in expected payments to be made in future years in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.

Accrued performance allocation compensation increased $280.5 million for the year ended December 31, 2024, primarily attributable to net increases in performance fee compensation expense of $930.1 million, partially offset by settlements of performance allocation compensation of $639.7 million during the year ended December 31, 2024.
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
After-Tax Distributable Earnings. After-tax Distributable Earnings (“After-tax DE”) is a non-GAAP performance measure of our distributable earnings after reflecting the impact of income taxes. We use it to assess how income tax expense affects amounts available to be distributed to our Class A common stockholders and Common Unit holders. After-tax DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include the items described in the definition of DE herein; however, unlike DE, it does reflect the impact of income taxes. Income taxes, for purposes of determining After-tax DE, represent the total U.S. GAAP income tax expense adjusted to include only the current tax expense (benefit) calculated on U.S. GAAP net income before income tax and includes the current payable under our Tax Receivable Agreement, which is recorded within due to affiliates and other liabilities in our Consolidated Statements of Financial Condition. Further, the current tax expense (benefit) utilized when determining After-tax DE reflects the benefit of deductions available to the Company on certain expense items that are excluded from the underlying calculation of DE, such as equity-based compensation charges. We believe that including the amount currently payable under the Tax Receivable Agreement and utilizing the current income tax expense (benefit), as described above, when determining After-tax DE is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to shareholders.
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

Fee-Related Revenues. Fee-related revenues (“FRR”) is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, (iii) transaction, monitoring and other fees, net, and (iv) other income. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Fee-related revenues differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Consolidated Statements of Operations.
Fee-Related Expenses. Fee-related expenses is a component of FRE. Fee-related expenses differs from expenses computed in accordance with U.S. GAAP in that it is net of certain reimbursement arrangements and does not include performance allocation compensation. Fee-related expenses is used in management’s review of the business. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Consolidated Statements of Operations.
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
The following table sets forth our total FRE and DE for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Management fees	$1,625,710	$1,178,721
Fee-related performance revenues	33,032	1,642
Transaction, monitoring and other fees, net	147,644	107,713
Other income	25,071	49,178
Fee-Related Revenues	1,831,457	1,337,254
Cash-based compensation and benefits, net	689,001	452,270
Fee-related performance compensation	16,516	1,401
Operating expenses, net	361,712	277,252
Fee-Related Expenses	1,067,229	730,923
Fee-Related Earnings	$764,228	$606,331
Realized performance allocations, net	194,582	74,027
Realized investment income and other, net	(7,703)	(47,241)
Depreciation expense	(20,387)	(6,589)
Interest expense, net	(36,109)	1,401
Distributable Earnings	$894,611	$627,929
Income taxes	(57,336)	(42,623)
After-Tax Distributable Earnings	$837,275	$585,306	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Fee-Related Revenues
Fee-related revenues increased by $494.2 million, or 37%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to additional management fees of $447.0 million.

Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Capital	$514,494	$513,920
Growth	167,387	155,410
Impact	198,824	201,271
TPG Angelo Gordon
TPG AG Credit	311,033	50,477
TPG AG Real Estate	209,601	33,589
Real Estate	141,046	149,555
Market Solutions	83,325	74,499
Total Management Fees	$1,625,710	$1,178,721	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Management fees increased by $447.0 million, or 38%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
This change was primarily driven by the increase of $436.6 million in management fees from TPG Angelo Gordon, acquired in November 2023. During the year ended December 31, 2024, we recorded $311.0 million in fees from TPG AG Credit, primarily driven by MVP Fund, MMDL III, MMDL IV and Credit Solutions II, and $209.6 million from TPG AG Real Estate, primarily driven by Realty Value XI, Realty Value X, Asia Realty V, Europe Realty IV, Net Lease Realty III and Net Lease Realty IV.
Management fees from our Capital platform increased $0.6 million during the year ended December 31, 2024. Fee earning capital raised during the year ended December 31, 2024 resulted in additional fees from Asia VIII, partially offset by catch-up fees earned during the fourth quarter of 2023 from TPG IX and realizations from TPG AAF in the third quarter of 2023.
Management fees from our Growth platform increased $12.0 million mainly due to Growth VI, which was activated during the fourth quarter of 2023, partially offset by a decrease in fees from Growth V largely due to a step down in fee basis from committed to invested capital during the first quarter of 2024.
Management fees from our Impact platform decreased $2.4 million, primarily attributable to Rise Climate I, which had a step down in fee basis from committed to invested capital during the fourth quarter of 2024, partially offset by additional fees from Rise Climate II, which was activated during the third quarter of 2024.
Management fees from our Real Estate platform decreased $8.5 million primarily due to TREP III, which had a step down in fee basis from committed to invested capital in the second quarter of 2023.
Management fees from our Market Solutions platform increased $8.8 million primarily due to TGS and NewQuest V as a result of additional fee earning capital raised during the twelve months ended December 31, 2024, partially offset by a decrease in fees from TPEP as a result of a decrease in fee earning AUM.
Certain management fees totaling $50.4 million earned during the year ended December 31, 2024, were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $21.9 million for Asia VIII and $8.7 million for TGS.

Fee-related Performance Revenues
The following table presents fee-related performance revenues for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
TPG AG Credit	$33,032	$1,642
Total Fee-Related Performance Revenues	$33,032	$1,642	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Fee-related performance revenues increased $31.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the addition of TCAP and an MMDL SMA as part of the acquisition of TPG Angelo Gordon in November 2023.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Capital	$6,012	$2,293
Growth	1,053	386
Impact	6,510	6,291
TPG Angelo Gordon
TPG AG Credit	4,133	739
TPG AG Real Estate	2,119	105
Real Estate	1,895	—
Market Solutions	125,922	97,899
Total Transaction, Monitoring and Other Fees, Net	$147,644	$107,713	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Transaction, monitoring and other fees, net increased by $39.9 million, or 37%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributable to an increase in fees received by our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income
The following table presents other income for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Former affiliate funds	$13,254	$33,141
Other income	11,817	16,037
Total Other Income	$25,071	$49,178	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.

Total other income decreased by $24.1 million, or 49%, for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased by $336.3 million, or 46%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, comprised primarily of higher cash-based compensation and benefits, net of $236.7 million and increased operating expenses, net of $84.5 million.
Cash-based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Salaries	$351,739	$237,165
Bonuses	300,833	212,294
Benefits and other	132,918	83,206
Reimbursements	(96,489)	(80,395)
Total Cash-Based Compensation and Benefits, Net	$689,001	$452,270	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Total cash-based compensation and benefits, net increased by $236.7 million, or 52%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by the increase in headcount due to the acquisition of TPG Angelo Gordon in November 2023. These increases were partially offset by an increase in compensation reimbursements related to services provided to certain fund and portfolio companies of $16.1 million.
Fee-related Performance Compensation
The following table presents fee-related performance compensation for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
TPG AG Credit	$16,516	$1,407
TPG AG Real Estate	—	(6)
Total Fee-related Performance Compensation	$16,516	$1,401	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Total fee-related performance compensation increased by $15.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to fees generated by TCAP and certain SMAs, which were part of the acquisition of TPG Angelo Gordon in November 2023.

Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to investment funds that we manage and monitoring services provided to our portfolio companies. Operating expenses, net were $361.7 million and $277.3 million for the years ended December 31, 2024 and 2023, respectively, with the increase of $84.5 million primarily driven by the increase in information technology costs, rent expenses and other administrative costs from TPG Angelo Gordon, which was acquired in November 2023.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Capital	$64,302	$54,513
Growth	32,398	2,139
Impact	17,801	799
TPG Angelo Gordon
TPG AG Credit	66,916	5,552
TPG AG Real Estate	4,990	389
Real Estate	4,946	4,076
Market Solutions	3,229	6,559
Total Realized Performance Allocations, Net	$194,582	$74,027	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Realized performance allocations, net of $194.6 million for the year ended December 31, 2024 were largely generated from realizations of $48.3 million from TPG VIII and $11.5 million from TPG VII in the Capital platform, $27.9 million from Growth IV in the Growth platform, $17.8 million from Rise Climate I in the Impact platform, and $14.4 million from MVP Fund and $13.5 million from MMDL IV in TPG AG Credit. This activity included realizations sourced from portfolio companies such as Global Music Rights, Azoff Music, Nextracker, DirecTV and Viking Cruises.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Investments in funds	$27,882	$27,543
Non-core income (expense)	(35,585)	(74,784)
Total Realized Investment Income and Other, Net	$(7,703)	$(47,241)	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Realized investment income and other, net increased by $39.5 million, or 84%, due to a decrease in non-core expenses of $39.2 million.

Depreciation
Depreciation expense increased $13.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to the acquisition of TPG Angelo Gordon.
Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Interest expense	$87,715	$38,531
Interest (income)	(51,606)	(39,932)
Interest Expense, Net	$36,109	$(1,401)	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
The increase in interest expense, net during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to additional interest expense on our Senior Notes and Subordinated Notes issued during 2024.
Distributable Earnings
The increase in Distributable Earnings for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a 26% increase in our Fee-Related Earnings and an increase in realized performance allocations, net, partially offset by an increase in interest expense, net.
Income Taxes
Income taxes increased $14.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in distributable earnings allocable to TPG Inc.

Unaudited Non-GAAP Balance Sheet Measures
Book assets, book liabilities and net book value are non-GAAP performance measures of TPG Operating Group’s assets, liabilities and equity on a deconsolidated basis which reflects our investments in subsidiaries as equity method investments. Additionally, the book assets, book liabilities and net book value include the tax assets and liabilities of TPG Inc. We utilize these measures to assess the unrealized value of our book assets after deducting for book liabilities as well as assess our indirect interest in accrued performance allocations from our funds and our co-investments in our funds and third-party investments. We believe these measures are useful to investors as they provide additional insight into the net assets of the TPG Operating Group on a deconsolidated basis. These non-GAAP financial measures should not be considered as a substitute for, or superior to, similar financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures may differ from the calculations of other alternative asset managers and, as a result, may not be comparable to similar measures presented by other companies. Refer to “—Reconciliation to U.S. GAAP Measures” for reconciliations of the Consolidated Statements of Financial Condition to the non-GAAP Balance Sheet.
The following table sets forth our non-GAAP book assets, book liabilities and net book value as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
($ in thousands)
Book Assets
Cash and cash equivalents	$147,056	$105,480
Net accrued performance	973,567	891,455
Investments in funds	1,189,868	877,802
Intangible assets and goodwill	910,314	1,007,899
Other assets	1,028,380	679,638
Total Book Assets	$4,249,185	$3,562,274
Book Liabilities
Accounts payable, accrued expenses and other	$614,822	$296,147
Debt obligations	1,281,984	945,052
Total Book Liabilities	$1,896,806	$1,241,199
Net Book Value	$2,352,379	$2,321,075
During the year ended December 31, 2024, net book value increased as a consequence of net income exceeding distribution and other equity transactions including tax payments on RSU settlements and the payment of dividend equivalents. Net income was driven by Fee Related Earnings and appreciation of accrued performance fee and coinvest positions led by TPG VII, TPG VIII, TPG IX, Growth IV, Growth V, AG Credit Solutions and AG Middle Marked Direct Lending.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the years ended December 31, 2024 and 2023:
Revenue

	Year Ended December 31,
	2024	2023

	($ in thousands)
GAAP Revenue	$3,500,082	$2,389,911
Capital-allocation based income	(1,413,006)	(855,285)
Expense reimbursements	(217,049)	(185,554)
Investment income and other	(38,570)	(11,818)
Fee-Related Revenues	$1,831,457	$1,337,254
Expenses

	Year Ended December 31,
	2024	2023

	($ in thousands)
GAAP Expenses	$3,578,323	$2,363,803
Depreciation and amortization expense	(135,386)	(47,673)
Interest expense	(87,511)	(38,528)
Expenses related to consolidated Public SPACs	—	(1,053)
Expense reimbursements	(217,049)	(185,554)
Performance allocation compensation	(930,053)	(591,676)
Equity-based compensation	(1,006,312)	(654,922)
Acquisition success fees	—	(20,000)
Non-core expenses and other	(134,783)	(93,474)
Fee-Related Expenses	$1,067,229	$730,923

Net income

	Year Ended December 31,
	2024	2023

	($ in thousands)
Net (loss) income	$(76,915)	$23,385
Net income attributable to redeemable interests in Public SPACs	—	(12,044)
Net income attributable to other non-controlling interests	(75,529)	(23,662)
Amortization expense	97,585	26,968
Equity-based compensation	1,004,925	652,814
Unrealized performance allocations, net	(79,935)	(112,250)
Unrealized investment income	(77,282)	(11,836)
Unrealized gain on derivatives	—	(59)
Income taxes	(5,388)	18,028
Acquisition success fees	—	20,000
Non-recurring and other	49,814	3,962
After-tax Distributable Earnings	$837,275	$585,306
Income taxes	57,336	42,623
Distributable Earnings	$894,611	$627,929
Realized performance allocations, net	(194,582)	(74,027)
Realized investment income and other, net	7,703	47,241
Depreciation expense	20,387	6,589
Interest expense, net	36,109	(1,401)
Fee-Related Earnings	$764,228	$606,331

Balance sheet
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Total GAAP Assets	$10,535,109	$9,369,672
Impact of other consolidated entities
Cash and cash equivalents	(660,961)	(559,708)
Due from affiliates	(373,850)	(346,910)
Investments	(5,339,846)	(4,954,855)
Intangible assets and goodwill	(59,472)	(77,688)
Other assets	(270,437)	(285,406)
Subtotal for other consolidated entities	(6,704,566)	(6,224,567)
Reclassification adjustments(1)
Restricted cash	(13,175)	(13,183)
Due from affiliates	(73,162)	(72,067)
Investments	(2,163,435)	(1,769,257)
Net accrued performance	973,567	891,455
Investments in funds	1,189,868	877,802
Other assets	504,979	502,419
Subtotal for reclassification adjustments	418,642	417,169
Total Book Assets	$4,249,185	$3,562,274

Total GAAP Liabilities	$6,943,120	$6,008,538
Impact of other consolidated entities
Accounts payable and accrued expenses	(209,254)	(167,235)
Due to affiliates	(146,125)	(137,479)
Accrued performance allocation compensation	(4,376,523)	(4,096,052)
Other liabilities	(322,392)	(377,727)
Subtotal for other consolidated entities	(5,054,294)	(4,778,493)
Reclassification adjustments(1)
Accounts payable and accrued expenses	612,162	291,586
Due to affiliates	(319,012)	(5,696)
Other liabilities	(285,170)	(274,736)
Subtotal for reclassification adjustments	7,980	11,154
Total Book Liabilities	$1,896,806	$1,241,199

Total GAAP Equity	$3,591,989	$3,361,134
Impact of other consolidated entities	(1,650,272)	(1,446,074)
Reclassification adjustments(1)	410,662	406,015
Net Book Value	$2,352,379	$2,321,075
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
iii.the net asset value of certain of our hedge funds; and
iv.the aggregate par amount of collateral assets, including principal cash, for our collateralized loan obligation vehicles.
Our definition of AUM is not based on any definition of AUM that may be set forth in the agreements governing the investment funds that we manage, or calculated pursuant to any regulatory definitions.
The following table summarizes our AUM by platform as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	($ in millions)
Capital	$74,408	$71,310
Growth	28,062	26,516
Impact	26,569	19,079
TPG Angelo Gordon
TPG AG Credit	72,359	59,631
TPG AG Real Estate	18,674	18,268
Real Estate	17,622	17,940
Market Solutions	8,179	8,879
AUM as of end of period	$245,873	$221,623

The table below presents rollforwards of our total AUM for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in millions)
Balance as of Beginning of Period	$221,623	$135,034
Acquisition	—	75,305
Capital Raised	30,123	15,743
Realizations	(22,913)	(10,234)
Outflows(1)	(1,992)	(1,135)
Changes in Investment Value and Other(2)	19,032	6,910
AUM as of end of period	$245,873	$221,623
___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital, and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $24.2 billion during the year ended December 31, 2024. This change was driven by capital raised of $30.1 billion and net increases in investment value of $19.0 billion, partially offset by realizations of $22.9 billion. Capital raised was primarily attributable to Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise Climate II and Rise Climate TI within the Impact platform, Credit Solutions III, MMDL V, and Essential Housing III within TPG AG Credit and TGS within the Market Solutions platform. These increases were partially offset by realizations of $22.9 billion primarily attributable to TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions II Dislocation A, MMDL IV, Essential Housing II and Credit Solutions II within TPG AG Credit and Asia Realty IV and Realty Value X within TPG AG Real Estate. AUM also increased due to investment appreciation during the year ended December 31, 2024.
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
The following table summarizes our FAUM by platform as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	($ in millions)
Capital	$37,075	$38,972
Growth	12,334	12,339
Impact	17,357	13,727
TPG Angelo Gordon
TPG AG Credit	43,005	40,005
TPG AG Real Estate	14,379	14,035
Real Estate	11,759	11,298
Market Solutions	5,377	6,418
FAUM as of end of period	$141,286	$136,794

The table below presents rollforwards of our FAUM for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in millions)
Balance as of Beginning of Period	$136,794	$77,945
Acquisition	—	51,624
Fee Earning Capital Raised(1)	10,735	9,005
Net Change in Investment Activity(2)	(674)	1,719
Outflows(3)	(1,906)	(1,109)
Reduction in Fee Base of Certain Funds(4)	(3,663)	(2,389)
FAUM as of end of period	$141,286	$136,794
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

FAUM increased from $136.8 billion as of December 31, 2023 to $141.3 billion as of December 31, 2024. This was driven by fee earning capital raised activity totaling $10.7 billion primarily attributable to the subsequent closings of Asia VIII within the Capital platform, which had its final close in April 2024, Growth VI within the Growth platform, which was activated during the fourth quarter of 2023, Rise Climate II and Rise Climate TI within the Impact platform, which had their initial closes during the third and fourth quarters of 2024, respectively, and TCAP within TPG AG Credit. For the year ended December 31, 2024, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.17%.
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

The tables below summarize our net accrued performance by fund vintage year and platform as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023

	($ in millions)
Fund Vintage
2019 & Prior	$684	$709
2020	117	104
2021	78	56
2022	87	22
2023	5	—
2024	3	—
Net Accrued Performance	$974	$891

	December 31,
	2024	2023

	($ in millions)
Platform
Capital	$468	$404
Growth	226	185
Impact	116	107
TPG Angelo Gordon
TPG AG Credit	73	59
TPG AG Real Estate	71	97
Real Estate	11	12
Market Solutions	9	27
Net Accrued Performance	$974	$891
Net accrued performance was primarily driven by TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of December 31, 2024 and TPG VII, TPG VIII, Asia VI, Asia VII, Growth IV, Growth V, Rise I, Rise II and Rise Climate I as of December 31, 2023.
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
Performance Generating AUM totaled $163.4 billion and $150.8 billion as of December 31, 2024 and December 31, 2023, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $209.3 billion and $191.8 billion as of December 31, 2024 and December 31, 2023, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of years ended December 31, 2024 and 2023:

	December 31,
	2024	2023

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,088	$2,444
Growth	2,796	2,979
Impact	1,928	173
TPG Angelo Gordon
TPG AG Credit	7,613	3,721
TPG AG Real Estate	953	1,206
Real Estate	2,515	2,720
Market Solutions	315	809
Total AUM Not Yet Earning Fees	$19,208	$14,052

FAUM Subject to Step-Up:
Capital	$926	$1,565
TPG Angelo Gordon
TPG AG Credit	5,828	6,389
TPG AG Real Estate	2,183	2,389
Total FAUM Subject to Step-Up:	$8,937	$10,343
Total AUM Subject to Fee Earning Growth	$28,145	$24,395
As of December 31, 2024, AUM Not Yet Earning Fees was $19.2 billion, which primarily consisted of TPG VII, TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, Rise Climate I within the Impact platform, TREP III and TAC+ within the Real Estate platform, and MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.24% and 1.75% and step-up to rates in the range of 0.25% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of December 31, 2024 relates primarily to TPG IX within the Capital platform, Credit Solutions II and MMDL V within TPG AG Credit and Realty Value XI and Asia Realty V within TPG AG Real Estate.
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

The table below presents capital raised by platform for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in millions)
Capital	$5,513	$9,047
Growth	1,678	2,673
Impact	6,891	1,047
TPG Angelo Gordon
TPG AG Credit	12,423	694
TPG AG Real Estate	1,832	370
Real Estate	414	994
Market Solutions	1,372	918
Total Capital Raised	$30,123	$15,743	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Capital raised totaled approximately $30.1 billion for the year ended December 31, 2024. This was primarily attributable to the fundraising activities of Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise Climate II and Rise Climate TI within the Impact platform, Credit Solutions III, MMDL V and Essential Housing III within TPG AG Credit and TGS within the Market Solutions platform during the year ended December 31, 2024.
Available Capital
Available capital is the aggregate amount of unfunded capital commitments and recallable distributions that partners have committed to our funds and co-investment vehicles to fund future investments. Available capital is reduced for investments completed using fund-level subscription-related credit facilities. We believe this measure is useful to investors as it provides additional insight into the amount of capital that is available to our investment funds and co-investment vehicles to make future investments.
The table below presents available capital by platform as of December 31, 2024 and 2023:

	December 31,
	2024	2023

	($ in millions)
Capital	$14,345	$17,056
Growth	5,297	5,021
Impact	9,767	4,761
TPG Angelo Gordon
TPG AG Credit	12,325	7,087
TPG AG Real Estate	6,954	7,344
Real Estate	6,422	8,370
Market Solutions	2,492	1,683
Available Capital	$57,602	$51,322
Available capital totaled $57.6 billion as of December 31, 2024. This is primarily attributable to the available capital for TPG VII, TPG VIII, TPG IX, Asia VIII and THP II within the Capital platform, Growth VI within the Growth platform, Rise Climate I, Rise Climate II and Rise Climate TI within the Impact platform, MMDL V, Credit Solutions III and Essential Housing II within TPG AG Credit, Europe Realty IV, Realty Value XI and Asia Realty V within TPG AG Real Estate, TREP IV within the Real Estate platform and TGS within the Market Solutions platform.

Capital Invested
Capital invested is the aggregate amount of capital invested during a given period by our investment funds, co-investment vehicles and CLOs, as well as increases in gross assets of certain perpetual funds. It excludes certain hedge fund activity, but includes investments made using investment financing arrangements like credit facilities, as applicable. We believe this measure is useful to investors as it measures capital deployment across the firm.
The table below presents capital invested by platform for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in millions)
Capital	$5,934	$9,988
Growth	1,817	2,198
Impact	2,171	3,909
TPG Angelo Gordon
TPG AG Credit	16,234	3,081
TPG AG Real Estate	3,054	322
Real Estate	3,276	1,840
Market Solutions	458	879
Capital Invested	$32,944	$22,217	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.
Capital invested was $32.9 billion for the year ended December 31, 2024, which was primarily attributable to TPG IX and Asia VIII within the Capital platform, Growth VI within the Growth platform, Rise III and Rise Climate I within the Impact platform, Essential Housing III, MMDL V, TCAP, ABC Fund, MMDL Evergreen and Credit Solutions III within TPG AG Credit, Realty Value XI within TPG AG Real Estate and TREP IV within the Real Estate platform.
Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	($ in millions)
Capital	$6,706	$6,271
Growth	2,785	750
Impact	1,408	301
TPG Angelo Gordon
TPG AG Credit	7,506	641
TPG AG Real Estate	2,514	293
Real Estate	1,327	1,703
Market Solutions	667	275
Total Realizations	$22,913	$10,234	(1)
___________
(1)Includes amounts from TPG Angelo Gordon from November 1, 2023, the date of the Acquisition, through December 31, 2023.

Realizations were $22.9 billion for the year ended December 31, 2024. This was primarily attributable to a higher pace of realization activities in TPG VII, TPG VIII and Asia VII within the Capital platform, Growth IV within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions II Dislocation A, MMDL IV, Essential Housing II and Credit Solutions II within TPG AG Credit and Asia Realty IV and Realty Value X within TPG AG Real Estate during the year ended December 31, 2024.
Fund Performance Metrics
Fund performance information for our investment funds as of December 31, 2024 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of December 31, 2024 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,360	155	33,515	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,215	21,153	3,762	24,915	26%	2.4x	20%	2.0x
TPG VIII	2019	11,505	10,738	5,227	14,842	20,069	28%	1.8x	19%	1.5x
TPG IX	2022	12,014	7,228	12	9,147	9,159	42%	1.3x	21%	1.1x
Capital Funds		81,841	76,154	116,722	27,906	144,628	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,438	118	5,556	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,061	2,453	6,514	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,582	3,545	4,306	7,851	17%	1.7x	10%	1.4x
Asia VIII	2022	5,259	2,679	—	3,376	3,376	37%	1.3x	11%	1.1x
Asia Funds		19,773	16,871	22,189	10,253	32,442	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,430	889	3,192	4,081	25%	1.7x	15%	1.4x
THP II	2022	3,576	1,697	2	2,235	2,237	51%	1.4x	24%	1.2x
Healthcare Funds		6,280	4,127	891	5,427	6,318	27%	1.6x	16%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	136	136	(12%)	0.7x	(12%)	0.6x
Continuation Vehicles		1,524	1,521	2,720	136	2,856	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,846	469	5,315	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,377	4,782	2,236	7,018	25%	2.0x	16%	1.7x
Growth IV	2017	3,739	3,624	3,185	4,540	7,725	21%	2.1x	15%	1.7x
Gator	2019	726	686	770	479	1,249	26%	1.8x	21%	1.6x
Growth V	2020	3,558	3,280	668	4,893	5,561	24%	1.7x	16%	1.4x
Growth VI	2023	2,191	987	1	1,170	1,171	273%	1.3x	72%	1.1x
Growth Funds		16,647	15,398	16,147	13,787	29,934	20%	2.0x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,499	2,678	21%	1.7x	16%	1.5x
TTAD II	2021	3,198	2,179	214	2,669	2,883	18%	1.3x	13%	1.2x
TTAD III		381	—	—	—	—	NM	NM	NM	NM
Tech Adjacencies Funds		5,153	3,676	1,393	4,168	5,561	20%	1.5x	15%	1.4x
TDM	2017	1,326	583	—	1,054	1,054	14%	1.8x	11%	1.6x
LSI	2023	410	160	—	163	163	(16%)	0.9x	(58%)	0.7x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,017	$1,543	$2,260	$3,803	17%	1.8x	11%	1.5x
Rise II	2020	2,176	2,044	309	2,967	3,276	20%	1.6x	13%	1.4x
Rise III	2022	2,700	1,783	41	2,349	2,390	48%	1.4x	22%	1.2x
The Rise Funds		6,982	5,844	1,893	7,576	9,469	19%	1.6x	12%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	5,483	1,077	6,339	7,416	29%	1.4x	14%	1.2x
Rise Climate II(20)		4,659	—	—	—	—	NM	NM	NM	NM
Rise Climate Global South(20)		200	—	—	—	—	NM	NM	NM	NM
Rise Climate TI		1,308	—	—	—	—	NM	NM	NM	NM
Rise Climate Funds		13,435	5,483	1,077	6,339	7,416	29%	1.4x	14%	1.2x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	444	32	518	550	5%	1.2x	1%	1.0x
TPG NEXT(11)	2023	554	7	—	7	7	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,555	18	3,573	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,249	3,113	2,503	5,616	13%	1.4x	9%	1.3x
TREP IV	2022	6,820	3,522	546	3,282	3,828	9%	1.1x	(8%)	0.9x
TPG Real Estate Partners		12,607	9,984	7,214	5,803	13,017	20%	1.4x	11%	1.2x
TAC+	2021	1,797	1,040	100	949	1,049	0%	1.0x	(1%)	1.0x
TRECO	2024	550	563	373	210	583	NM	NM	NM	NM

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	667	89	756	24%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	503	362	865	12%	1.6x	8%	1.4x
NewQuest IV(11)	2020	1,000	958	145	1,176	1,321	15%	1.4x	8%	1.2x
NewQuest V(11)	2022	673	327	137	357	494	60%	1.8x	42%	1.5x
NewQuest Funds		2,914	2,461	2,219	1,984	4,203	34%	1.8x	21%	1.5x
TGS(11)	2022	1,864	359	—	521	521	NM	3.0x	NM	3.2x

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,889	850	2,739	17%	1.6x	13%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	2,730	712	2,773	3,485	17%	1.3x	13%	1.2x
Credit Solutions II Dislocation A	2022	1,310	868	837	207	1,044	22%	1.2x	16%	1.2x
Credit Solutions III	2024	2,211	—	—	80	80	NM	NM	NM	NM
Credit Solutions		9,677	6,177	4,444	3,910	8,354	19%	1.4x	14%	1.3x
Essential Housing
Essential Housing I	2020	642	456	562	15	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	641	685	1,326	16%	1.3x	12%	1.2x
Essential Housing III	2024	1,414	312	—	313	313	NM	NM	NM	NM
Essential Housing		4,590	1,839	1,203	1,013	2,216	16%	1.3x	12%	1.2x
Hybrid Solutions		155	—	—	—	—	NM	NM	NM	NM

Structured Credit & Specialty Finance
ABC Fund I	2021	1,005	864	95	995	1,090	18%	1.3x	14%	1.2x
ABC Fund II	2024	393	—	—	(3)	(3)	NM	NM	NM	NM
Structured Credit & Specialty Finance		1,398	864	95	992	1,087	18%	1.3x	14%	1.2x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,747	591	2,338	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	2,347	1,319	3,666	13%	1.6x	10%	1.4x
MMDL IV	2020	2,671	2,586	1,056	2,432	3,488	15%	1.5x	11%	1.4x
MMDL IV Annex	2021	797	767	213	739	952	15%	1.4x	11%	1.3x
MMDL V	2022	3,924	1,427	156	1,468	1,624	18%	1.2x	14%	1.2x
Middle Market Direct Lending		12,317	9,462	6,365	6,549	12,914	14%	1.5x	11%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,136	2,774	153	2,927	15%	1.7x	11%	1.4x
Realty IX	2015	1,329	1,984	2,262	221	2,483	8%	1.4x	5%	1.2x
Realty Value X	2018	2,775	4,504	3,875	1,770	5,645	14%	1.4x	9%	1.2x
Realty Value XI	2022	2,589	1,991	761	1,411	2,172	10%	1.1x	(1%)	1.0x
Realty		10,441	13,681	14,212	3,556	17,768	14%	1.5x	10%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,012	1,994	316	2,310	5%	1.2x	2%	1.1x
Core Plus Realty		3,650	5,076	6,557	316	6,873	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	862	989	255	1,244	13%	1.5x	9%	1.3x
Asia Realty IV	2018	1,315	1,272	1,137	724	1,861	16%	1.4x	11%	1.3x
Asia Realty V	2022	2,007	832	49	931	980	35%	1.2x	11%	1.1x
Asia Realty		5,311	4,074	3,891	1,910	5,801	13%	1.5x	9%	1.3x
Japan Value
Japan Value(13)	2023	417	140	—	151	151	NM	NM	NM	NM
Japan Value		417	140	—	151	151	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,187	1,711	14	1,725	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,737	1,681	610	2,291	9%	1.4x	7%	1.3x
Europe Realty III(14)	2019	1,515	2,086	741	1,483	2,224	13%	1.4x	9%	1.2x
Europe Realty IV(14)	2023	1,773	335	21	337	358	NM	NM	NM	NM
Europe Realty		4,701	5,345	4,154	2,444	6,598	15%	1.5x	10%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,397	2,488	939	3,427	13%	2.0x	8%	1.6x
Net Lease Realty IV	2019	997	1,921	1,327	853	2,180	9%	1.3x	5%	1.2x
Net Lease Realty V	2024	194	153	101	55	156	NM	NM	NM	NM
Net Lease		2,935	5,740	6,227	1,847	8,074	15%	1.9x	10%	1.6x

The following table reflects the performance of our significant perpetual funds as of December 31, 2024 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$1,350	138%
TPEP Long Only(16)	2019	969	59%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	346	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	6,520	12%
ABC Evergreen(18)	2024	1,003	NM
Middle Market Direct Lending
TCAP(19)	2022	3,365	10%
MMDL Evergreen	2022	1,464	10%
MMDL Offshore Evergreen	2024	748	NM
Multi-Strategy
Super Fund(18)	1993	964	9%
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
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of September 30, 2024.
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
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of December 31, 2024, TPEP Long/Short had estimated inception-to-date gross returns of 191% and net returns of 138%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(16)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of December 31, 2024, TPEP Long Only had estimated inception-to-date gross returns of 60% and net returns of 59%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
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
(20)The Rise Climate Global South Fund excludes a $500 million commitment ($175 million of which was closed as of December 31, 2024) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.

Liquidity and Capital Resources
We have historically derived revenues primarily from third-party assets under management and have required limited capital resources to support the working capital or operating needs of our business. We believe that our current sources of liquidity described below are sufficient to meet our projected capital needs and other obligations as they arise for at least the next twelve months. To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds. In the future, we may attempt to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing investors will be diluted. The incurrence of additional debt financing would result in incremental debt service obligations, and any future instruments governing such debt could include operating and financial covenants that could restrict our operations.
As of December 31, 2024, our total liquidity was $2,136.0 million, comprised of $808.0 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $1,200.0 million and $30.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility and the Subordinated Credit Facility (each as defined herein), respectively and $98.0 million under the 364-Day Credit Facility. Total cash of $821.2 million as of December 31, 2024 includes $147.1 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $821.2 million at December 31, 2024.
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
During the year ended December 31, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Revolving Credit Facility. As of December 31, 2024, $1,200.0 million was available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility. During January 2025, the Company drew $180.0 million under its Senior Unsecured Revolving Credit Facility.

Senior Notes
On March 5, 2024, the Notes Issuer issued in an SEC-registered offering $600.0 million aggregate principal amount of Senior Notes due 2034 (the “Senior Notes”). The Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The Senior Notes bear interest at a rate of 5.875% per annum. Interest on the Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The Senior Notes contain certain covenants as set forth in the Senior Notes’ Indenture and First Supplement Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
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
As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded alternative financial disclosures for the Notes Issuer and Guarantors. Other than the guaranteed Senior Notes and Subordinated Notes and the associated interest expense, the Notes Issuer and Guarantors do not have any other material assets, liabilities or operations. During the year ended December 31, 2024, we incurred interest expense of $52.5 million associated with the Senior Notes and Subordinated Notes. For more information on our borrowings, see Note 12, “Debt Obligations”, to the Consolidated Financial Statements.
Senior Unsecured Term Loan
In December 2021, we entered into a credit agreement (the “Senior Unsecured Term Loan Agreement”) pursuant to which the lenders thereunder agreed to make term loans in a principal amount of up to $300.0 million during the period commencing on December 2, 2021 and ending on the date that is 30 days thereafter. Unused commitments were terminated at the end of such period. The proceeds from the term loan were used to make a ratable distribution to each of our investors and are not available for our operations. During the year ended December 31, 2024, we used the net proceeds from the Senior Notes and Subordinated Notes to repay all the outstanding borrowings under the Senior Unsecured Term Loan. The term of the Senior Unsecured Term Loan Agreement, as amended in July 2022 and September 2023, was scheduled to mature on March 31, 2026.
Principal amounts outstanding under the amended Senior Unsecured Term Loan Agreement accrued interest, at the option of the borrower, either (i) at a base rate plus an applicable margin of 0.00% or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin of 1.00%.
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
The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of December 31, 2024, we were in compliance with these covenants and conditions.
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
During the year ended December 31, 2024, the subsidiary borrowed and made repayments of $60.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at December 31, 2024.

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
During the year ended December 31, 2024, the subsidiary borrowed $270.0 million and made repayments of $218.0 million on the 364-Day Credit Facility, resulting in a $52.0 million balance outstanding at December 31, 2024.
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
•continue growing our businesses, including seeding new strategies, pursuing strategic investments or acquisitions, funding our capital commitments made to existing and future funds and co-investments, meeting any net capital requirements of our broker-dealer or funding obligations of our capital markets business and otherwise supporting investment vehicles that we sponsor;
•pay amounts that may become due under the Tax Receivable Agreement;
•pay earnouts and contingent cash consideration associated with our Acquisition;
•pay cash dividends in accordance with our dividend policy for our Class A common stock;
•warehouse investments or seed portfolios for the benefit of one or more of our funds or other investment vehicles pending the expected contribution of committed capital by the investors in such vehicles and advance capital to them for other operational needs;
•manage risk retention for CLOs;
•address capital needs of regulated and other subsidiaries, including our broker-dealer;
•settle tax withholding obligations in connection with net share settlements of equity-based awards; and

•exchange Common Units pursuant to the Exchange Agreement or repurchase or redeem other securities issued by us.
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations(1)	$1,302,000	$52,000	$—	$—	$—	$—	$1,250,000
Interest on debt obligations(2)	1,702,954	77,042	76,085	76,085	81,085	86,085	1,306,572
Capital commitments(3)	644,271	644,271	—	—	—	—	—
Operating lease obligations(4)	994,519	38,927	64,502	87,175	86,090	84,762	633,063
Repurchase agreements	78,196	4,347	25,462	22,261	26,126	—	—
Total contractual obligations	$4,721,940	$816,587	$166,049	$185,521	$193,301	$170,847	$3,189,635
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
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2025” column. We generally utilize proceeds from return of capital distributions and proceeds from secured borrowings to help fund these commitments.
(4)Operating lease obligations includes future minimum payments for our operating leases, including leases that have been executed but have not yet commenced.
Additional Contingent Obligations
As of December 31, 2024 and December 31, 2023, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $5.5 million and $58.3 million, respectively, related to Asia V and STAR, respectively, for which a performance allocation reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition. During the year ended December 31, 2024, the general partner made a payment of $58.3 million on the clawback liability related to STAR. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of December 31, 2024 and December 31, 2023 would be $2,140.4 million and $1,910.2 million, respectively.
As of December 31, 2024 and December 31, 2023, we had guarantees outstanding totaling $137.5 million and $73.6 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $192.9 million and $176.3 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2024 and 2023, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2023 Exchange
March 30, 2023	1,000,000
__________

(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. We recognized an additional liability associated with the Tax Receivable Agreement in the amount of $308.9 million in connection with the exchanges, which is included in the partners and employees balance in due to affiliates in the Consolidated Statements of Financial Condition.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023

	($ in thousands)
Net cash provided by operating activities	$532,146	$720,518
Net cash used in investing activities	(44,465)	(373,563)
Net cash used in financing activities	(344,860)	(789,234)
Net change in cash, cash equivalents and restricted cash	142,821	(442,279)
Cash and cash equivalents, beginning of period	678,371	1,120,650
Cash and cash equivalents, end of period	$821,192	$678,371
Operating Activities
Operating activities provided $532.1 million and $720.5 million of cash for the years ended December 31, 2024 and 2023, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,460.5 million and $798.5 million for the years ended December 31, 2024 and 2023, respectively. This was partially offset by other changes in operating assets and liabilities for the years ended December 31, 2024 and 2023, respectively.
Investing Activities
Investing activities used $44.5 million and $373.6 million of cash during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, cash used in investing activities is primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets. Cash used in investing activities during the year ended December 31, 2023 is primarily related to our acquisition of Angelo Gordon.
Financing Activities
Financing activities used $344.9 million and $789.2 million of cash during the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, cash used by financing activities is primarily related to the repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and Senior Unsecured Term Loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries, partially offset by the proceeds from the Senior Notes and Subordinated Notes offerings. Cash used in financing activities during the year ended December 31, 2023 primarily reflects the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and the redemptions of the outstanding shares of the Public SPACs, which were funded by our Assets held in Trust Account. This was partially offset by net proceeds from our credit facilities.
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
An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: revenue recognition, fair value measurements, business combinations and intangible assets.
Revenues
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The guidance requires us to assess whether we are the principal versus the agent in the arrangement based on the notion of control, which affects recognition of revenue on a gross or net basis. Essentially all of our revenue and operations are directly or indirectly supporting affiliated investment funds and are derived from or related to their underlying investments.
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
The fair value of the investments held by TPG funds is the primary input to the calculation of certain of our management fees, incentive fees, capital allocation based income, and performance allocation compensation. The TPG funds are accounted for as investment companies in accordance with ASC 946 and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists, management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
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
Business Combinations
We account for business combinations using the acquisition method under ASC Topic 805, Business Combinations (“ASC 805”) under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed generally using the fair values determined by management as of the acquisition date. The excess of the consideration transferred, the fair value in any noncontrolling interest in the acquiree, and the fair value of our previously held interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed is recognized as goodwill. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. Management uses its best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets.
Intangible Assets
Our intangible assets consist of our interests in future promote of certain funds, our interests in the future management fees of certain funds, acquired investor relationships, acquired technology, and trade names. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful lives, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 2 years to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Consolidated Financial Statements.
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
Effect on Performance Allocations
Performance allocations reflect revenue primarily from performance allocations on our TPG funds. In our discussion of “Key Financial Measures” and “Critical Accounting Estimates,” we disclose that performance allocations are recognized upon appreciation of the valuation of our TPG funds’ investments above certain return hurdles and are based upon the amount that would be due to TPG at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related performance allocation waterfall. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of performance allocations totaling $2,101.7 million, or $394.7 million net of accrued performance allocation compensation and other allocations.
Effect on Investment Income
Investment income is earned from our investments in TPG funds and other investments. We record these investments under the equity method of accounting and recognize our pro rata share of income. Net changes in the fair value of the underlying investments of our TPG funds and other investment’s underlying portfolio investments may materiality impact the net gains (losses) from investment activities in our consolidated statement of operations depending upon the respective funds’ performance to date as compared to its hurdle rate. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of investment income totaling $120.1 million.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-USD currencies that may be affected by movements in the rate of exchange between the USD and non-USD currencies. Non-USD denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. In our capacity as investment manager, certain of the funds we manage may seek to mitigate risks from this exposure by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to help insulate us from future changes in exchange rates. This may include hedging amounts in excess of our capital invested, to reduce exposure on projected unrealized on projected unrealized investment profits. We estimate that as of December 31, 2024, if the USD strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) performance allocations would decrease by $318.0 million, or $51.8 million net of accrued performance allocation compensation and other allocations and (b) net gains from investments would decrease by $23.1 million. The majority of our TPG funds are USD denominated and have functional currency in the USD. As such, our management fees are not significantly impacted by fluctuations in exchange rates.

Interest Rate Risk
Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. We have obligations under our loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The loans generally incur interest at SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings. Based on our debt obligations payable as of December 31, 2024, we estimate that interest expense relating to variable-rate debt would increase by approximately $1.6 million on an annual basis in the event interest rates were to have been one percentage point during the period.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of TPG Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of TPG Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
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
Fair Value - Underlying Investments Without Readily Determinable Fair Values Used in the Calculation of Performance Allocations — Refer to Notes 2 and 4 of the financial statements
Critical Audit Matter Description
The Company, as a general partner, is entitled to an allocation of income from certain TPG Funds (“TPG Funds”), assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations are allocated based on cumulative fund performance as of each reporting date, and after specified investment returns to the TPG Funds’ limited partners are achieved. The fair value of the underlying investments held by the TPG Funds is a significant input into this calculation.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques, assumptions, and unobservable inputs used by management to estimate the fair values of certain investments with unobservable inputs (“Level III”) included the following, among others:
•We involved more senior, more experienced audit team members to perform audit procedures.
•We tested the effectiveness of internal controls over the determination of the fair value of certain Level III Investments.
•We utilized our fair value specialists to assist in the evaluation of management’s valuation methodologies and valuation assumptions including the unobservable inputs used to estimate fair value.
•We assessed the consistency by which management applied its valuation process.
•We evaluated management’s ability to accurately forecast future revenues or operating margins by comparing actual results to management’s historical forecasts for certain investments.

•We evaluated management’s ability to accurately estimate the fair value of Level III investments by comparing the previous estimates of fair value to subsequent market transactions.
/s/ Deloitte & Touche LLP
Fort Worth, Texas
February 18, 2025
We have served as the Company’s auditor since 2015.

TPG Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$808,017	$665,188
Restricted cash(1)	13,175	13,183
Due from affiliates	447,012	418,977
Investments (includes assets pledged of $720,933 and $648,529 as of December 31, 2024 and December 31, 2023, respectively(1))	7,503,281	6,724,112
Intangible assets, net	533,707	649,508
Goodwill	436,079	436,079
Other assets	793,838	462,625
Total assets	$10,535,109	$9,369,672

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$211,914	$171,796
Due to affiliates	465,137	143,175
Debt obligations(1)	1,281,984	945,052
Accrued performance allocation compensation	4,376,523	4,096,052
Other liabilities	607,562	652,463
Total liabilities	6,943,120	6,008,538

Commitments and contingencies (Note 17)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (109,211,355 and 80,596,501 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	109	80
Class B common stock $0.001 par value, 750,000,000 shares authorized (255,756,502 and 281,657,626 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	256	282
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Additional paid-in-capital	970,719	613,476
Accumulated deficit	(186,983)	(34,681)
Non-controlling interests	2,807,888	2,781,977
Total equity	3,591,989	3,361,134
Total liabilities and equity	$10,535,109	$9,369,672
_________________
(1)The Company’s consolidated total assets and liabilities as of December 31, 2024 and December 31, 2023 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 11 and 12 to the Consolidated Financial Statements.
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Fees and other	$2,087,076	$1,534,626	$1,246,635
Capital allocation-based income	1,413,006	855,285	756,252
Total revenues	3,500,082	2,389,911	2,002,887
Expenses
Compensation and benefits:
Cash-based compensation and benefits	835,328	547,377	473,696
Equity-based compensation	1,006,312	654,922	627,714
Performance allocation compensation	930,053	591,676	416,556
Total compensation and benefits	2,771,693	1,793,975	1,517,966
General, administrative and other	583,733	482,574	368,915
Depreciation and amortization	135,386	47,673	32,990
Interest expense	87,511	38,528	21,612
Expenses of consolidated Public SPACs	—	1,053	3,316
Total expenses	3,578,323	2,363,803	1,944,799
Investment income (loss)
Income (loss) from investments:
Net (losses) gains from investment activities	(29,326)	6,564	(110,131)
Interest, dividends and other	82,743	42,622	9,168
Investment and other income of consolidated Public SPACs	—	8,359	19,123
Total investment income (loss)	53,417	57,545	(81,840)
(Loss) income before income taxes	(24,824)	83,653	(23,752)
Income tax expense	52,091	60,268	32,483
Net (loss) income	(76,915)	23,385	(56,235)
Net loss attributable to redeemable equity in Public SPACs prior to Reorganization and IPO	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	5,256
Net income attributable to redeemable equity in Public SPACs	—	12,044	15,165
Net loss attributable to non-controlling interests in TPG Operating Group	(175,927)	(92,411)	(180,824)
Net income attributable to other non-controlling interests	75,529	23,662	11,293
Net income attributable to TPG Inc. subsequent to Reorganization and IPO	$23,483	$80,090	$92,426
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.00	$0.89	$1.10
Diluted	$(0.42)	$(0.04)	$(0.19)
Weighted-average shares of Class A common stock outstanding
Basic	100,219,905	80,334,871	79,255,411
Diluted	364,725,579	317,944,496	308,908,052
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

		Shares of TPG Inc.		TPG Inc.
	Partners' Capital	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Non-Controlling Interests	Total Partners' Capital/ Equity
Balance at January 1, 2022	$1,606,593	—	—	$—	$—	$—	$—	$—	$4,654,821	$6,261,414
Net income prior to Reorganization and IPO	5,256	—	—	—	—	—	—	—	966	6,222
Change in redemption value of redeemable non-controlling interest prior to Reorganization and IPO	(110)	—	—	—	—	—	—	—	(407)	(517)
Effect of Reorganization and purchase of units in the Partnership	(1,611,739)	48,984,961	229,652,641	49	230	271,780	(27)	272,032	1,341,603	1,896
Issuance of common stock in IPO, net of underwriting discount and issuance costs	—	28,310,194	—	28	—	784,611	—	784,639	(25,426)	759,213
Purchase of Partnership Interests with IPO proceeds	—	—	—	—	—	—	—	—	(379,597)	(379,597)
Issuance of common stock from Underwriters' exercise of over-allotment option, net of underwriting discount and issuance costs	—	1,775,410	—	2	—	49,754	—	49,756	—	49,756
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	(654,129)	—	(654,129)	654,129	—
Acquisition of NewQuest	—	—	—	—	—	33,584	—	33,584	(33,584)	—
Deferred tax effect resulting from purchase of Class A Units, net of amounts payable under Tax Receivable Agreement	—	—	—	—	—	(13,232)	—	(13,232)	—	(13,232)
Liability-based performance allocation compensation	—	—	—	—	—	—	—	—	(3,525,767)	(3,525,767)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	—	—	92,426	92,426	(169,531)	(77,105)
Shares issued for equity-based awards	—	169,493	—	0	—	1,088	—	1,088	(901)	187
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	—	—	31,841	—	31,841	602,647	634,488
Capital contributions subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	13,039	13,039
Dividends/Distributions	—	—	—	—	—	—	(89,675)	(89,675)	(576,955)	(666,630)
Change in redemption value of redeemable non-controlling interest subsequent to Reorganization and IPO	—	—	—	—	—	1,342	—	1,342	21,162	22,504
Balance at December 31, 2022	$—	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income (loss)	—	—	—	—	—	80,090	80,090	(68,749)	11,341
Equity-based compensation	—	—	—	—	49,579	—	49,579	590,443	640,022
Capital contributions	—	—	—	—	—	—	—	21,769	21,769
Dividends/distributions	—	—	—	—	—	(117,495)	(117,495)	(539,309)	(656,804)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,457	—	1,457	25,971	27,428
Shares issued for net settlement of equity-based awards	356,443	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,752)	—	(1,752)	(5,126)	(6,878)
Deferred tax effects resulting from changes in equity	—	—	—	—	(767)	—	(767)	—	(767)
Exchange of Common Units to TPG Inc. Class A Common stock	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Acquisition (see Note 3)	—	53,004,985	—	53	(53)	—	—	238,067	238,067
Equity reallocation between controlling and non-controlling interest	—	—	—	—	57,288	—	57,288	(57,288)	—
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Retained Earnings (Deficit)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	23,483	23,483	(100,398)	(76,915)
Equity-based compensation	—	—	—	—	192,852	—	192,852	756,591	949,443
Capital contributions	—	—	—	—	—	—	—	220,934	220,934
Dividends/distributions	—	—	—	—	—	(175,785)	(175,785)	(657,595)	(833,380)
Shares issued for net settlement of equity-based awards	2,713,730	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(21,361)	—	(21,361)	(46,310)	(67,671)
Exchange of Common Units to TPG Inc. Class A Common stock	25,901,124	(25,901,124)	26	(26)	38,444	—	38,444	—	38,444
Equity reallocation between controlling and non-controlling interest	—	—	—	—	147,311	—	147,311	(147,311)	—
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(76,915)	$23,385	$(56,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	1,006,312	654,922	627,714
Performance allocation compensation	930,053	591,676	416,556
Net losses (gains) from investment activities	29,326	(6,564)	110,131
Capital allocation-based income	(1,413,006)	(855,285)	(756,252)
Depreciation and amortization	135,386	47,673	32,990
Other non-cash activities	43,856	52,955	(3,051)
Unrealized gains from investment activities of consolidated Public SPACs	—	(667)	(12,382)
Changes in operating assets and liabilities:
Purchases of investments	(862,821)	(303,118)	(109,093)
Proceeds from investments	1,460,532	798,478	1,567,684
Due from affiliates	(18,862)	41,268	(42,378)
Other assets	(25,063)	(44,475)	(35,893)
Accounts payable and accrued expenses	52,610	(231,542)	(14,235)
Due to affiliates	26,635	(161,833)	(12,528)
Accrued performance allocation compensation	(647,128)	(505,024)	(672,375)
Other liabilities	(108,769)	(40,283)	(22,515)
Changes related to consolidated Public SPACs:
Cash and cash equivalents related to consolidated Public SPACs	—	5,097	274
Assets held in Trust Accounts	—	653,635	346,392
Other assets	—	457	18,611
Other liabilities	—	(237)	(7,537)
Net cash provided by operating activities	532,146	720,518	1,375,878

Investing activities:
Acquisition of Angelo Gordon	(16,334)	(356,835)	—
Repayments of notes receivable from affiliates	—	—	14,937
Advances on notes receivable from affiliates	—	—	(15,500)
Purchases of fixed assets	(28,131)	(16,728)	(2,449)
Net cash used in investing activities	(44,465)	(373,563)	(3,012)

Financing activities:
Proceeds from issuance of common stock in IPO, net of underwriting and issuance costs	—	—	770,865
Proceeds from issuance of common stock from underwriters' exercise of over-allotment option, net of underwriting and issuance costs	—	—	49,756
Purchase of partnership interests with IPO proceeds	—	—	(379,597)
Reorganization activities	—	—	2,124
Proceeds from debt obligations	1,388,500	651,000	30,000
Repayment of debt obligations	(1,037,500)	(150,000)	(30,000)
Issuance costs on debt obligations	(16,632)	(900)	—
Withholding taxes paid on net settlement of equity-based awards	(67,671)	(6,878)	—
Contributions from holders of other non-controlling interests	220,934	21,769	7,822
Distributions to holders of other non-controlling interests	—	—	(318,942)
Dividends/Distributions	(832,491)	(643,224)	(662,812)
Distributions to partners	—	—	(355,282)
Redemption of redeemable equity	—	(661,001)	(352,014)
Net cash used in financing activities	$(344,860)	$(789,234)	$(1,238,080)
See accompanying notes to Consolidated Financial Statements.

	Year Ended December 31,
	2024	2023	2022
Net change in cash, cash equivalents and restricted cash	$142,821	$(442,279)	$134,786
Cash, cash equivalents and restricted cash, beginning of period	678,371	1,120,650	985,864
Cash, cash equivalents and restricted cash, end of period	$821,192	$678,371	$1,120,650

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$42,293	$51,130	$48,327
Cash paid for interest	65,371	33,549	18,352
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$808,017	$665,188	$1,107,484
Restricted cash	13,175	13,183	13,166
Cash, cash equivalents and restricted cash, end of period	$821,192	$678,371	$1,120,650
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
As of December 31, 2024, TPG Inc. held approximately 30% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended December 31, 2024.
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
All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. As of December 31, 2024 and December 31, 2023, the Company did not have any investment in consolidated Public SPACs.

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

TPG Inc.
Notes to Consolidated Financial Statements

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
TPG consolidates all VIEs in which it is the primary beneficiary. An entity is determined to be the primary beneficiary if it holds a controlling financial interest in a VIE. A controlling financial interest is defined as (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The consolidation guidance requires an analysis to determine (i) whether an entity in which TPG holds a variable interest is a VIE and (ii) whether TPG’s involvement, through holding an interest directly or indirectly in the entity or contractually through other variable interests, would give it a controlling financial interest. Performance of that analysis requires judgment. The analysis can generally be performed qualitatively; however, if it is not readily apparent that TPG is not the primary beneficiary, a quantitative analysis may also be performed. TPG factors in all economic interests including interests held through related parties, to determine if it holds a variable interest. Fees earned by TPG that are customary and commensurate with the level of effort required for the services provided, and where TPG does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. TPG determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders that conclusion when facts and circumstances change.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
Those investments were fair valued in purchase accounting as discussed in Note 3 to the Consolidated Financial Statements.
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
Investments Held for Sale and Other
Investments held for sale and other are held primarily for the purpose of selling in the near term. The Company elects the fair value option, in accordance with ASC Topic 825, Financial Instruments, for certain investments held for sale with changes in fair value recognized in net gains (losses) from investment activities in the Consolidated Financial Statements. Such election is irrevocable and is applied on an investment-by-investment basis at initial recognition. Management believes that the election of the fair value option for investments held for sale improves financial reporting by presenting the most relevant market indication of investments held for sale. The Company records investments held for sale and other at fair value using discounted cash flow and market comparable approaches. Interest income on investments held for sale and other is calculated based upon the contractual rate of the investment, where applicable, and recorded in interest, dividends and other in the Consolidated Financial Statements. For investments held for sale, up-front costs and certain other fees are expensed as incurred, or at the time of funding for the respective investment.

Loan Held for Sale
From time to time, the Company may enter into transactions in which it arranges short-term funding for affiliates, such as portfolio companies or investees, as part of the Company’s capital markets activities. The Company invests in loans issued by portfolio companies that are held for sale. Loans held for sale are recorded at the lower of amortized cost basis or fair value, in which the fair value approximates the carrying amounts represented in the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

Revenues
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Management fees	$1,637,990	$1,187,947	$919,830
Monitoring fees	29,625	10,866	14,330
Transaction fees	140,599	99,427	97,909
Incentive fees	33,032	2,815	5,183
Expense reimbursements and other	245,830	233,571	209,383
Total fees and other	2,087,076	1,534,626	1,246,635

Performance allocations	1,301,766	808,248	720,106
Capital interests	111,240	47,037	36,146
Total capital allocation-based income	1,413,006	855,285	756,252

Total revenues	$3,500,082	$2,389,911	$2,002,887
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
Notes to Consolidated Financial Statements

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
Management Fees
The Company provides investment management services to the TPG funds, limited partners, SMAs and clients, and other vehicles in exchange for a management fee. Management fees also include catch-up fees, also known as out of period management fees, which are fees paid in any given period that relate to a prior period, usually as the result of a new limited partner coming into a fund in a subsequent close. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of capital committed, net funded capital commitments, cost of investments, Net Asset Value (“NAV”) or actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. However, as these fees are payable on a regular basis, the uncertainty relating to the constraint is resolved and accordingly revenue is recognized at the end of the period. After the contract is established, management does not make any significant judgments in determining the transaction price.
Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.33%	1.00%
NAV	0.50%	1.50%

TPG Inc.
Notes to Consolidated Financial Statements

Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Consolidated Statement of Operations. For the years ended December 31, 2024, 2023 and 2022 these amounts totaled $48.9 million, $6.4 million and $11.5 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Consolidated Financial Statements. See Note 14 to the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at December 31, 2024 related to clawback, see Note 17 to the Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Income from Investments Held for Sale and Other
Income from investments held for sale and other includes unrealized gains and losses resulting from changes in the fair value of these investments during the period. Income from investments held for sale and other is recorded in net gains (losses) from investment activities on the Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

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
Investment and other income of consolidated Public SPACs
Investment and other income of consolidated Public SPACs includes unrealized gains and losses from changes in fair value of warrants and forward purchase agreements (“FPAs”) and interest, dividends and other income related to Public SPACs.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The Company applies the treasury stock method to determine the dilutive weighted-average common shares represented by the unvested restricted stock units (“RSUs”). The Company applies the if-converted method to the TPG Operating Group partnership units to determine the dilutive impact, if any, of the exchange right included in the TPG Operating Group partnership units.
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
These derivatives were agreements in which a consolidated Public SPAC and a counterparty agreed to exchange cash flows based on agreed-upon terms. As a result of the derivative transaction, the Company was exposed to the risk that counterparties would have failed to fulfill their contractual obligations. To mitigate such counterparty risk, the applicable Public SPAC only entered into contracts with major financial institutions, all of which had investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of the derivative instruments. In the normal course of business, the Company incurs commitments and is exposed to risks resulting from its investment and financing transactions, including derivative instruments. The value of a derivative instrument is based upon an underlying instrument. These instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, performance and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies and as such, does not distinguish derivative income or loss from any other category of instruments for financial statement presentation purposes. The leverage inherent in the Company’s derivative instruments increases the sensitivity of the Company’s earnings to market changes. Notional amounts often are used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller. The Company routinely evaluates its contractual arrangements to determine whether embedded derivatives exist. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not clearly and closely related, if a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative and if the combined instrument is not measured at fair value through profit or loss.
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

TPG Inc.
Notes to Consolidated Financial Statements

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

TPG Inc.
Notes to Consolidated Financial Statements

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
Business Combinations
The Company accounts for business combinations using the acquisition method under ASC Topic 805, Business Combinations (“ASC 805”) under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed generally using the fair values determined by management as of the acquisition date. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. Management uses its best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill.
Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any noncontrolling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of December 31, 2024, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.

TPG Inc.
Notes to Consolidated Financial Statements

Intangible Assets
The Company’s intangible assets primarily consist of the fair value of its interests in future performance allocations from certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from two to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Consolidated Financial Statements.
Operating Leases
At contract inception, the Company determines if an arrangement contains a lease by evaluating whether (i) an identified asset has been deployed in a contract explicitly or implicitly and (ii) the Company obtains substantially all the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception the Company will evaluate whether the lease is an operating or finance lease. Right-of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. To the extent these payments are fixed or determinable, they are included as part of the lease payments used to measure the lease liability. The Company’s ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that the Company will exercise that option. If the discount rate implicit to the lease is not readily determinable, incremental borrowing rates of the Company are used. The incremental borrowing rates are based on the information available including, but not limited to, collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date.
The Company elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases commenced prior to the adoption of ASC Topic 842, Leases (“ASC 842”) and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. The Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the ROU asset and the lease liability. These costs often relate to the fixed payments for a proportionate share of real estate taxes, common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for all lease classes. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC 842 and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient which allows an entity to not reassess whether any existing land easements are or contain leases.
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 10 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles and aircraft, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Consolidated Financial Statements.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Consolidated Financial Statements (see Note 16 to the Consolidated Financial Statements).

TPG Inc.
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
Fixed Assets
Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and other fixed assets which are recorded at cost, less accumulated depreciation. Leasehold improvements are amortized using the straight-line method, over the shorter of the respective estimated useful life or the lease term. Depreciation of furniture, fixtures, equipment and computer hardware and software is recorded over the estimated useful life of the asset, generally three to seven years, using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Upon the occurrence of a triggering event, management compares the estimated undiscounted cash flows associated with the long-lived asset to its carrying value to determine whether an impairment has occurred. If the undiscounted cash flows are less than the carrying value, an impairment is recorded as the difference between the fair value of the long-lived asset and its carrying value. Fair value is based on estimated discounted cash flows associated with the long-lived asset.
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
Repurchase Agreements
The Company, through its subsidiary, has financed the purchase of certain investments in the debt tranches of certain CLO Funds through a repurchase agreement. The Company records these investments as an asset and the related borrowings under the repurchase agreements are recorded as a liability on the Consolidated Statements of Financial Condition. The amount borrowed is the amount equal to the debt investment outstanding in the CLO. Interest income earned and interest expense incurred on the repurchase obligation are reported on the Consolidated Statements of Operations. Accrued interest receivable on investments is included in other assets and accrued interest payable on repurchase agreements is included in accounts payable and accrued expenses on the Consolidated Statements of Financial Condition.
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

TPG Inc.
Notes to Consolidated Financial Statements

Income Taxes
The Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of taxable income generated by the TPG Operating Group partnerships. Prior to the Reorganization and the IPO, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the United States (federal, state and local) and foreign jurisdictions as a result of their entity classification for tax reporting purposes. The provision for income taxes in the historical Consolidated Financial Statements consists of U.S. (federal, state and local) and foreign income taxes with respect to certain consolidated subsidiaries.
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
Segment Reporting
The Company provides a variety of fee-based asset management services to the TPG funds, limited partners, SMAs and clients, and other vehicles, primarily in North America. The Company is also entitled to performance allocations from the TPG funds when the Company has a general partner interest. The Company operates its business as a single operating and reportable segment, as the Company’s CODM, its CEO, manages the business on a consolidated basis. The Company operates collaboratively across product lines through shared investment themes and relies on shared support functions that spans across product lines. The CODM uses consolidated net income as one of the primary measures to make resource allocation decisions and evaluate the performance of the Company. There is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Consolidated Financial Statements here within.
Regulated Entities
At December 31, 2024, the Company consolidates a registered broker-dealer subsidiary that is subject to the minimum net capital requirements of the SEC and FINRA that may restrict the Company’s ability to withdraw funds from the broker-dealer. The broker-dealer has continuously operated in excess of its minimum net capital requirements.
Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

TPG Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to provide more detailed information about the types of expenses in commonly presented expense captions. In particular, ASU 2024-03 contains new required tabular disclosures related to the amounts of specified natural expenses (e.g., employee compensation, depreciation, intangible asset amortization, etc.) disclosed in a particular expense caption. Additionally, ASU 2024-03 clarifies that certain other expenses and gains or losses that must be disclosed under existing GAAP recorded in a relevant expense caption must also be presented in the same tabular disclosure. Lastly, ASU 2024-03 requires separate disclosure of selling expenses. ASU 2024-03 is effective for the Company beginning in after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its Consolidated Financial Statements and disclosures.
On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of ASU 2024-01, but does not expect the adoption to have a material impact on its Consolidated Financial Statements and disclosures.
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
Recently Adopted Accounting Guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) and included within each reported measure of segment profit or loss and an amount and description of the composition of other segment items. The ASU also contained additional disclosure requirements around the segment measure of profitability, the chief operating decision maker, and other required disclosures. The Company adopted ASU 2023-07 on January 1, 2024. Refer to Note 2: Segment Reporting for further details.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
•$16.3 million paid during the year ended December 31, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
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

TPG Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the accounting for the Acquisition was complete. The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

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
_________________
(a)Represents the closing cash consideration of $740.7 million, which was comprised of $270.7 million of cash on hand and $470.0 million of proceeds from drawing on the Company’s Senior Unsecured Revolving Credit Facility. Out of the closing cash consideration of $740.7 million, $100.0 million was held in escrow on behalf of the sellers, which was fully released during the year ended December 31, 2024.
(b)Represents the difference between the estimated cash consideration paid at closing and the final cash consideration determined no later than April 30, 2024 in accordance with the amended terms of the Transaction Agreement, which was fully paid as of June 30, 2024.
(c)Represents the fair value of approximately 9.2 million vested Common Units granted to the Angelo Gordon partners upon consummation of the Acquisition. The fair value of Common Units was based on a $28.18 closing price for the shares of Class A common stock on the Acquisition Date, adjusted for a discount for lack of marketability. Approximately 43.8 million unvested Common Units and 8.4 million Service Awards available to be granted in connection with the Acquisition are considered compensatory under U.S. GAAP and are not part of the Purchase Price. Refer to Note 19 to the Consolidated Financial Statements for details.
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
(e)Represents the estimated fair value of the non-compensatory portion of the Earnout Payment expected to be paid in the form of cash and vested Common Units to Angelo Gordon partners upon satisfaction of certain FRR targets during the Measurement Period. This amount, reflected as contingent consideration, was determined using a multiple probability simulation approach. Inputs to the fair value include probability adjusted FRR amounts and FRR target thresholds. The compensatory portion of the Earnout Payment to the Angelo Gordon partners is treated as post-combination compensation expense, as services are required from such partners post-Closing. See Note 19 to the Consolidated Financial Statements for details.

TPG Inc.
Notes to Consolidated Financial Statements

The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. The Company recorded $205.9 million of goodwill as of the Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Acquisition. The goodwill recorded is not deductible for tax purposes.
The fair value and weighted average estimated useful lives of the acquired identifiable intangible assets as of the Acquisition Date consist of the following (in thousands):

	Fair Value	Valuation Methodology	Estimated Average Useful Life (in years)
Management contracts	$287,000	Multi-period excess earnings method ("MPEEM")	5-12.5
Contractual performance fee allocations	199,000	Discounted cash flow analysis	6.5
Technology	46,000	Replacement cost analysis and relief from royalty analysis	4
Trade name	15,500	Relief from royalty method	5.5
Fair value of intangible assets acquired	$547,500
The following unaudited pro forma information presents a summary of the Company’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, as if the acquisition was completed as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenues	$3,045,143	$2,600,420
Net income attributable to TPG Inc./controlling interest	66,550	(25,798)
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

TPG Inc.
Notes to Consolidated Financial Statements

4. Investments
Investments consist of the following (in thousands):

	December 31,
	2024	2023
Equity method - performance allocations	$5,958,079	$5,664,550
Equity method - capital interests (includes assets pledged of $647,448 and $570,806 as of December 31, 2024 and December 31, 2023, respectively)	1,284,255	923,440
Loan held for sale	47,880	—
Investments held to maturity, at amortized cost (includes assets pledged of $73,485 and $77,723 as of December 31, 2024 and December 31, 2023, respectively)	78,941	83,512
Investments held for sale and other(a)	121,995	—
Equity method - fair value option	—	36,171
Equity method - other	12,003	11,761
Equity investments	128	4,678
Total investments	$7,503,281	$6,724,112
_______________
(a)As of December 31, 2024, investments held for sale and other includes $78.1 million of investments held for sale for which the fair value option has been elected.
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net gains of investments held for sale and other	$2,572	$—	$—
Net (losses) gains of equity method investments, fair value option	(26,785)	15,264	(25,106)
Net (losses) gains of equity method investments - other	(1,217)	(1,306)	802
Net losses from equity investments	(3,896)	(7,394)	(85,827)
Total net (losses) gains from investment activities	$(29,326)	$6,564	$(110,131)
Loan Held for Sale
As of December 31, 2024, the Company entered into a short-term funding arrangement as part of the Company’s capital markets activities for $47.9 million, which is recorded at amortized cost basis in investments on the Consolidated Statements of Financial Condition.
Investments Held to Maturity, at Amortized Cost
In connection with the Acquisition described in Note 3, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $81.6 million and $83.8 million at December 31, 2024 and 2023, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

Equity Method Investments, Fair Value Option
In November 2024, the Company disposed of its entire ownership interest in Nerdy Inc. (“NRDY”) consisting of 10.5 million shares of Class A common stock. As of December 31, 2023, the Company held a 6.1% beneficial ownership interest in NRDY consisting of 10.5 million shares of Class A common stock, with an aggregate fair value of $36.2 million.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Summarized Financial Information
TPG evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the SEC. As of and for the years ended December 31, 2024, 2023 and 2022, no individual equity method investment held by TPG met the significance criteria. As such, TPG is not required to present separate financial statements for any of its equity method investments.

The following table shows summarized financial information relating to the Consolidated Statements of Financial Condition for all of TPG’s equity method investments assuming 100% ownership as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Total assets	$153,574,291	$138,435,777
Total liabilities	29,826,843	25,778,711
Total equity	123,747,448	112,657,066
The following table shows summarized financial information relating to the Consolidated Statements of Operations for all of TPG’s equity method investments assuming 100% ownership for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues	$13,639,080	$11,092,500	$5,838,155
Expenses	4,379,772	4,134,838	1,855,509
Net income	$9,259,308	$6,957,662	$3,982,646
5. Derivative Instruments
The consolidated Public SPACs enter into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. As of December 31, 2024 and December 31, 2023, the Company did not hold any FPAs or warrants.

TPG Inc.
Notes to Consolidated Financial Statements

Net gains on derivative instruments are included in the Consolidated Statements of Operations as investment and other income of consolidated Public SPACs. The following are net gains recognized on derivative instruments of consolidated Public SPACs (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrealized gains, net on public warrants	$—	$667	$10,996
Unrealized gains, net on forward purchase agreements	—	—	1,386
Net gains on derivative instruments of Public SPACs	$—	$667	$12,382

6. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	December 31, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$121,995	$121,995
Equity investments	128	—	—	128
Total assets	$128	$—	$121,995	$122,123

Liabilities
Aggregate Annual Cash Holdback Amount(b)	$—	$—	$107,991	$107,991
Earnout Payment(b)	—	—	32,769	32,769
Total liabilities	$—	$—	$140,760	$140,760
_______________
(a)Investments held for sale and other are held primarily for the purpose of selling in the near term as described in Note 2 to the Consolidated Financial Statements.
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

TPG Inc.
Notes to Consolidated Financial Statements

The valuation methodology used in the determination of the changes in fair value of financial assets for which Level III inputs were used at December 31, 2024 included a combination of the discounted cash flow approach and market comparable approach. The valuation methodology used in the determination of the changes in fair value of financial liabilities for which Level III inputs were used at December 31, 2024 and 2023 included a combination of the present value approach and multiple probability simulation approach.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Year Ended December 31,
	2024	2023
Investments held for sale and other
Balance, beginning of period	$—	$—
Purchases	119,423	—
Unrealized gains, net	2,572	—
Balance, end of period	$121,995	$—

Financial liabilities
Balance, beginning of period	$156,299	$—
Acquisition(a)	—	152,473
Unrealized (gains) losses, net(b)	(15,539)	3,826
Balance, end of period	$140,760	$156,299
_______________
(a)Contingent consideration established in connection with the acquisition of Angelo Gordon described in Note 3 to the Consolidated Financial Statements.
(b)For the year ended December 31, 2024, unrealized gains on financial liabilities includes a $29.5 million gain on the Aggregate Annual Cash Holdback liability related to the acquisition of Angelo Gordon, which is recorded in interest, dividends, and other in the Consolidated Statement of Operations. Pursuant to the Transaction Agreement, the Company recognized additional cash-based compensation expense and benefits in the Consolidated Statement of Operations payable to TPG AG employees in lieu of paying the full annual cash holdback amount for 2024.

Total realized and unrealized gains and losses recorded for Level III investments held for sale and other are reported in net gains (losses) from investment activities in the Consolidated Statements of Operations. Total realized and unrealized gains and losses recorded for Level III financial liabilities are reported in interest, dividends and other in the Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of December 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

TPG Inc.
Notes to Consolidated Financial Statements

	Fair Value as of December 31, 2024	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets
Investments held for sale and other	$121,995	Discounted cash flow	Yield	18.6% - 24.7% (20.8%)
		Market comparable	Adjusted EBITDA multiple	9.25x - 10.00x (9.30x)
	$121,995

Liabilities
Aggregate Annual Cash Holdback Amount	$107,991	Present value	Discount rate	8.0%
Earnout Payment	32,769	Multiple probability simulation	Estimated revenue volatility	20.8%
	$140,760
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

TPG Inc.
Notes to Consolidated Financial Statements

7. Intangible Assets and Goodwill
As discussed in Note 3 to the Consolidated Financial Statements, the Company completed the acquisition of Angelo Gordon on November 1, 2023, which resulted in the recognition of certain identifiable intangible assets and goodwill, which are presented as intangible assets and goodwill, respectively, on the Consolidated Statements of Financial Condition.
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024			2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$313,000	$(92,718)	$220,282	$331,600	$(54,707)	$276,893
Management contracts(a)	302,000	(53,680)	248,320	307,000	(20,553)	286,447
Technology(a)	46,000	(13,417)	32,583	46,000	(1,917)	44,083
Investor relationships	25,000	(7,292)	17,708	25,000	(5,208)	19,792
Trade name(a)	15,500	(3,288)	12,212	15,500	(500)	15,000
Other intangible assets(a)(b)	8,494	(5,892)	2,602	8,494	(1,201)	7,293
Total intangible assets, net	$709,994	$(176,287)	$533,707	$733,594	$(84,086)	$649,508
_______________
(a)Includes intangible assets with a net carrying value of $456.1 million and $540.4 million as of December 31, 2024 and December 31, 2023, respectively, related to the acquisition of Angelo Gordon described in Note 3 to the Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of December 31, 2024 and December 31, 2023.
The Company recognized no material impairment losses on intangible assets during the years ended December 31, 2024, 2023 and 2022.
Intangible asset amortization expense was $115.8 million, $41.2 million and $28.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2024 (in thousands):

2025	$101,519
2026	98,089
2027	96,149
2028	75,304
2029	49,699
Thereafter	111,953
Total	$532,713

TPG Inc.
Notes to Consolidated Financial Statements

Goodwill
The following table summarizes the carrying value of the Company’s goodwill as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Goodwill
Balance, beginning of period	$436,079	$230,194
Acquisition	—	205,885
Balance, end of period	$436,079	$436,079
As of December 31, 2024, there have been no impairment losses recognized on goodwill.
8. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2024	2023
Fixed assets, net:
Leasehold improvements	$161,962	$142,545
Computer hardware and software	38,596	33,955
Furniture, fixtures and equipment	8,267	13,728
Other fixed assets	34,369	31,350
Accumulated depreciation	(153,740)	(139,900)
Total fixed assets, net	89,454	81,678
Deferred tax assets	352,951	24,086
Right-of-use assets	208,501	227,610
Prepaid expenses	73,422	56,398
Other	69,510	72,853
Other assets	$793,838	$462,625

9. Accounts Payable and Accrued Expenses, and Other Liabilities
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Trade accounts payable	$45,606	$42,565
Accrued expenses	166,308	129,231
Accounts payable and accrued expenses	$211,914	$171,796

TPG Inc.
Notes to Consolidated Financial Statements

Other liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Lease obligation	$223,131	$235,537
Clawback liability (see Note 17)	5,450	58,317
Contingent consideration	140,760	156,299
Repurchase agreements	78,196	83,336
Liability classified awards (see Note 19)	67,703	12,421
Other	92,322	106,553
Other liabilities	$607,562	$652,463
Contingent Consideration
In connection with the Acquisition described in Note 3, the Company recorded contingent consideration liabilities of $152.5 million to reflect the estimated fair value of the contingent consideration for the Earnout Payment and Aggregate Annual Cash Holdback Amount as of the Acquisition Date. Contingent consideration is included in other liabilities on the Consolidated Statements of Financial Condition. Contingent consideration is remeasured at each reporting period, and any changes in fair value are recognized as interest, dividends and other in the Consolidated Statements of Operations. As of December 31, 2024 and 2023, other liabilities include $140.8 million and $156.3 million, respectively, related to contingent consideration.
Repurchase Agreements
In connection with the Acquisition described in Note 3, the Company holds various investments in CLO funds. Northwoods European Management, LLC (“ECLO”), a consolidated subsidiary of the Company has a master repurchase agreement with NWCC Cayman LLC (“Nearwater”) with respect to the Company’s investment in the debt tranches of various CLO Funds. The repurchase agreement extends a facility of a maximum of 100,000 Euros to ECLO for future investment in the debt issued by CLO Funds. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the periods ended December 31, 2024 and 2023 is 5.9% and 6.1%, respectively.
ECLO had outstanding borrowings under the repurchase agreement with Nearwater as of December 31, 2024 and 2023 to finance its investments in the debt of three CLO Funds with maturity dates ranging from November 25, 2033 through March 15, 2034. As of December 31, 2024 and 2023, borrowings of $58.9 million and $62.8 million, respectively, are outstanding on the facility which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO Funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.
ECLO entered into an additional master repurchase agreement with Citibank, N.A. on December 22, 2021, to finance the purchase of the Company’s investment in one of the CLO funds managed by the entity. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the periods ended December 31, 2024 and 2023 is 5.6% and 6.3%, respectively. ECLO had outstanding borrowings under the repurchase agreement as of December 31, 2024 and 2023 to finance the investment in the debt of one CLO Fund with a maturity date of October 15, 2035. As of December 31, 2024 and 2023, borrowings of $19.3 million and $20.5 million, respectively, are outstanding on the repurchase agreement which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO Funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.

TPG Inc.
Notes to Consolidated Financial Statements

10. Credit and Market Risk

The Company holds substantially all of its excess cash in bank deposits at highly rated banking corporations or investments in highly rated money market funds, which are included in cash and cash equivalents and restricted cash in the Consolidated Financial Statements. The Company continually monitors the risk associated with these deposits and investments. Management believes the carrying values of these assets are reasonable taking into consideration credit and market risks along with estimated collateral values, payment histories and other information.
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
The Company is subject to potential concentration risk related to the investors’ commitments to TPG funds. At December 31, 2024, no individual investor accounted for more than 10% of the total committed capital to TPG’s active funds.
Furthermore, certain of the TPG funds’ investments are made in private companies and there are generally no public markets for the underlying securities at the current time. The TPG funds’ ability to liquidate their publicly traded investments are often subject to limitations, including discounts that may be required to be taken on quoted prices due to the number of shares being sold. Subordinate investments held by TPG may be less marketable, or in some instances illiquid, because of the absence of registration under federal securities laws, contractual restrictions on transfer, the small size of the market and the small size of the issue (relative to issues of comparable interests). As a result, the TPG funds may encounter difficulty in selling its investments or may, if required to liquidate investments to satisfy redemption requests of its investors or debt service obligations, be compelled to sell such investments at less than fair value. Other limitations for TPG to dispose of an investment and realize value include currency fluctuations and natural disasters.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the years ended December 31, 2024 and 2023, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	December 31,
	2024	2023
Investments (includes assets pledged of $647,448 and $570,806 as of December 31, 2024 and December 31, 2023, respectively)	$1,257,220	$903,119
Due from affiliates	340,835	293,233
Potential clawback obligation	2,140,355	1,910,247
Due to affiliates	57,239	56,262
Maximum exposure to loss	$3,795,649	$3,162,861
Additionally, cumulative performance allocations of $6.0 billion and $5.7 billion as of December 31, 2024 and 2023, respectively, are subject to reversal in the event of future losses.
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
Further, in the calendar years 2022, 2023 and 2024, if the amount otherwise available under the discretionary performance allocation program is less than $110.0 million, $120.0 million and $130.0 million, respectively, our Chief Executive Officer can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10.0 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40.0 million. In the calendar years 2024 and 2023, the Performance Allocation Increase to the holders of Promote Units was $32.2 million and $29.2 million, respectively. In the calendar year 2022, there was no Performance Allocation Increase.
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
As of December 31, 2024 and December 31, 2023, the carrying amount of secured notes issued by the VIEs was $245.9 million and $245.6 million, respectively, and is shown in the Company’s Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.1 million and $4.4 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Consolidated Statements of Financial Condition (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$21,297	$6,057
Restricted cash	13,175	13,183
Participation rights receivable(a)	647,448	570,806
Due from affiliates	435	434
Total assets	$682,355	$590,480

Accrued interest	$191	$191
Due to affiliates and other	162	5,484
Secured borrowings, net	245,875	245,567
Total liabilities	$246,228	$251,242
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of December 31, 2024		As of December 31, 2023
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$—	5.43%	$501,000	6.45%
Senior Notes(b)	March 2024	March 2034	600,000	594,051	5.88%	—	—
Subordinated Notes(c)	March 2024	March 2064	400,000	390,058	6.95%	—	—
Senior Unsecured Term Loan(d)	December 2021	—	—	—	—	198,485	6.45%
Secured Borrowings - Tranche A(e)	May 2018	June 2038	200,000	196,683	5.33%	196,434	5.33%
Secured Borrowings - Tranche B(e)	October 2019	June 2038	50,000	49,192	4.75%	49,133	4.75%
364-Day Revolving Credit Facility(f)	April 2023	April 2025	150,000	52,000	6.33%	—	7.35%
Subordinated Credit Facility(g)	August 2014	August 2026	30,000	—	6.68%	—	7.70%
Total debt obligations			$2,630,000	$1,281,984		$945,052
_______________
(a)The Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At December 31, 2024, the Company is in compliance with these covenants and conditions. During January 2025, the Company drew $180.0 million under its Senior Unsecured Revolving Credit Facility.
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
(e)The Company’s secured borrowings are issued using on-balance sheet securitization vehicles, as further discussed in Note 11 to the Consolidated Financial Statements. The secured borrowings are repayable only from collections on the underlying securitized equity method investments and

TPG Inc.
Notes to Consolidated Financial Statements

restricted cash. The secured borrowings are separated into two tranches. Tranche A secured borrowings were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B secured borrowings were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The secured borrowings contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the secured borrowings are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The secured borrowings contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At December 31, 2024, the Company is in compliance with these covenants and conditions.
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
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of December 31
	2024	2023
Senior Notes(a)	$614,844	$—
Subordinated Notes(b)	406,720	—
Secured Borrowings - Tranche A(c)	196,403	193,461
Secured Borrowings - Tranche B(c)	48,194	47,240
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
During the years ended December 31, 2024, 2023 and 2022, the Company incurred interest expense of $77.1 million, $31.8 million and $19.0 million respectively, on its debt obligations.
13. Income Taxes
As a result of the Reorganization, the Company is treated as a corporation for U.S. federal and state income tax purposes. The Company is subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to its allocable share of taxable income generated by the TPG Operating Group. Prior to the Reorganization, the Company was treated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes except for certain consolidated subsidiaries that were subject to taxation in the United States (federal, state and local) and in foreign jurisdictions.

TPG Inc.
Notes to Consolidated Financial Statements

The income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes
United States	$(144,214)	$18,303	$80,872
International	119,390	65,350	(104,624)
	$(24,824)	$83,653	$(23,752)
The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income taxes (benefit)
Federal	$26,460	$24,314	$44,714
State and local	8,368	6,680	9,466
International	11,906	9,198	5,443
	46,734	40,192	59,623
Deferred income taxes (benefit)
Federal	15,412	18,258	(21,639)
State and local	88	1,570	(4,769)
International	(10,143)	248	(732)
	5,357	20,076	(27,140)
Income tax expense (benefit)	$52,091	$60,268	$32,483

TPG Inc.
Notes to Consolidated Financial Statements

Income taxes are provided at the applicable statutory rates. The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Investment in TPG Operating Group	$406,730	$86,571
Accruals	10,782	1,245
Fixed Assets	1,220	629
Net operating loss carryforwards	248	25
Equity-based compensation	21,752	20,021
Lease liability	2,116	2,029
Foreign tax credits	1,111	1,830
Other	236	5,797
	444,195	118,147
Less: valuation allowance	(89,321)	(92,599)
Deferred tax assets, net	$354,874	$25,548

Deferred tax liabilities
Right-of-use assets	$1,869	$1,890
Intangibles	6,298	6,989
Other	53	—
Deferred tax liabilities, net	$8,220	$8,879
As of December 31, 2024 and December 31, 2023, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $436.0 million and $109.3 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchanges of Common Units for Class A common stock on February 27, 2024, May 21, 2024, August 19, 2024, and November 15, 2024. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
At December 31, 2024 the Company has foreign tax credits available in the United States in the amount of $1.1 million, which will begin to expire in 2032 if not utilized. The Company does not have any U.S. federal or state and local net operating loss carryforwards for the period ended December 31, 2024. The Company has approximately $0.2 million of foreign net operating loss carryforwards, which are not expected to be utilized before they expire beginning in 2025 and are subject to a full valuation allowance for the period ended December 31, 2024.
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

TPG Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024 and December 31, 2023, the Company has recognized a valuation allowance of $89.3 million and $92.6 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
In addition, the Company has recognized valuation allowances against certain foreign tax credits available for use in the United States in the amount of $0.4 million, which are expected to expire, as well as a valuation allowance of $0.6 million against certain foreign deferred tax assets, including our foreign net operating loss carryforwards, as it is more likely than not that this portion of our foreign deferred tax assets is not realizable.
The current year net decrease in our valuation allowance, as compared to the prior year, was $3.3 million of which a $8.3 million decrease was charged to income tax expense and a $5.0 million increase was recognized through equity.
As of December 31, 2024 and December 31, 2023, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $331.3 million and $24.6 million, respectively. During the year ended December 31, 2024, certain holders of Common Units exchanged 25,901,124 Common Units for an equal number of shares of Class A Common Stock as described in Note 20 to the Consolidated Financial Statements. In connection with these exchanges, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $308.9 million, which is included in due to affiliates within the Consolidated Statements of Financial Condition. During the year ended December 31, 2024, the Company made payments of $2.2 million in connection with the Tax Receivable Agreement.
The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense:

	Year Ended December 31,
	2024	2023	2022
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
Income passed through to partners	(73.5)	9.6	(136.2)
State and local income taxes	(35.5)	12.0	(25.9)
Foreign Taxes, net of U.S. foreign tax credits	(36.8)	7.7	(17.3)
Equity-based compensation	(104.0)	(1.3)	2.0
Change in TPG Operating Group tax basis estimate	—	—	21.7
Return to Provision	13.9	(0.9)	3.9
Change in valuation allowance	33.6	20.8	(4.3)
Change in tax status of statutory subsidiaries	—	2.9	—
Other reconciling items	(28.5)	0.2	(1.7)
Effective income tax rate	(209.8%)	72.0%	(136.8%)
The Company’s effective tax rate was (209.8)%, 72.0% and (136.8)% for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate due to the factors provided including, but not necessarily limited to, the portion of income and losses that are allocated to non-controlling interests, as the tax liability on such income or loss is borne by the holders of such non-controlling interests.

TPG Inc.
Notes to Consolidated Financial Statements

The following is a tabular reconciliation of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits - January 1	$1,987	$2,024	$1,965
Additions related to current year positions	28	711	259
Reductions for tax positions of prior years	—	(360)	—
Lapse of statute of limitations	—	(386)	—
Exchange rate fluctuations	(17)	(2)	(200)
Unrecognized tax benefits - December 31	$1,998	$1,987	$2,024
The Company recognizes interest accrued on uncertain tax benefits in income tax expense. For the years ended December 31, 2024, 2023 and 2022, the Company recognized interest of $1.1 million, $0.9 million and $1.1 million, respectively. The Company recognized penalties of $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2024, and 2023 and 2022, respectively.
As of December 31, 2024, the Company has unrecognized tax benefits of $4.2 million, which, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax position for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company applies the provisions of ASC 740, which clarifies the accounting and disclosure for uncertainty in tax positions. The Company analyzed its tax filing positions for all federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions.
In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2024, U.S. federal tax returns related to 2022 through 2023 and predecessor entities for the year 2021 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our predecessor entities are generally open to audit for tax years between 2020 to 2021. In addition, certain foreign subsidiaries’ tax returns from 2011 to 2023 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current or future audit will have a material adverse effect on the Company’s Consolidated Financial Statements.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, several other jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The Company is monitoring developments and evaluating the potential impact. As of December 31, 2024, the Company has analyzed enacted legislation and determined that an accrual related to Pillar Two top up tax is not required. However, the Company continues to evaluate any new legislation and the potential implications of these rules on future results.

TPG Inc.
Notes to Consolidated Financial Statements

14. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	December 31,
	2024	2023
Portfolio companies	$55,914	$60,227
Partners and employees	2,657	2,293
Other related entities	47,606	63,224
Unconsolidated VIEs	340,835	293,233
Due from affiliates	$447,012	$418,977

Portfolio companies	$10,731	$8,461
Partners and employees	373,452	51,647
Other related entities	23,715	26,805
Unconsolidated VIEs	57,239	56,262
Due to affiliates	$465,137	$143,175
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the year ended December 31, 2024, these partners and employees exchanged 25,901,124 Common Units, as described in Note 20 to the Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. At December 31, 2024, the Company recorded a Tax Receivable Agreement liability in the amount of $308.9 million in connection with the exchanges that occurred during the year which is included in the partners and employees balance in due to affiliates in the Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the years ended December 31, 2024 and 2023 totaled $179.4 million and $267.0 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG funds, limited partners of TPG funds, or portfolio companies. The Company disclosed revenues in Note 2 to the Consolidated Financial Statements.
Loans to Affiliates
From time to time, the Company may enter into transactions in which it arranges short-term funding for affiliates, such as portfolio companies, as part of the Company’s capital markets activities. Under this arrangement, the Company may draw all or substantially all of its availability for borrowings under the 364-Day Credit Facility. Borrowings made under this facility are generally short-term fundings that are intended to be syndicated to third parties.

TPG Inc.
Notes to Consolidated Financial Statements

RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the years ended December 31, 2024, 2023 and 2022 were $15.9 million. $17.8 million and $19.8 million, respectively, and recorded in fees and other in the Consolidated Statements of Operations.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee from a former affiliate. As of April 2024, the contracts to provide services to such party have ended. A portion of these fees are recognized as fees and other in the Consolidated Statements of Operations in the amount of $10.9 million, $28.9 million and $23.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, these related parties made payments associated with these arrangements of $18.2 million, $35.8 million and $26.2 million, respectively.

15. Redeemable Equity
Investment in SPACs
The Company has invested in and sponsored SPACs which were formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitled the holder to purchase one share of Class A ordinary shares at a fixed exercise price) were sold to investors. Each SPAC provided its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts related to gross proceeds received from the IPO and could only be used for the initial business combination and any possible investor redemptions. If the SPAC was unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs redeemed all public shares. The ownership interest in each SPAC which was not owned by the Company was reflected as redeemable equity attributable to Public SPACs in the accompanying Consolidated Financial Statements. During the years ended December 31, 2023 and 2022 the Company redeemed all outstanding shares of the Public SPACs. As of December 31, 2023, the Company no longer had any investment in consolidated Public SPACs.
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
Offering costs related to Class A ordinary shares issued by SPACs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the IPO. The Company had no such activity during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024 and 2023 the Company held no redeemable equity. As of December 31, 2022, the redeemable equity consisted of 65.0 million outstanding Class A ordinary shares, and these interests were classified outside of partners’ capital totaling $653.6 million, which represented the full redemption value and equaled the assets held in Trust Accounts.

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes the adjustments to redeemable equity (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$—	$653,635	$1,000,027
Current and deferred offering costs	—	22,750	12,959
Net income attributable to redeemable equity	—	12,044	14,648
Redemptions / withdrawals	—	(661,001)	(352,014)
Change in redemption value of redeemable non-controlling interest	—	(27,428)	(21,985)
Total redeemable equity	$—	$—	$653,635

Supplemental non-cash financing activities related to deferred underwriting costs for Public SPACs for the Consolidated Statements of Cash Flows during the year ended December 31, 2023 and 2022 was $22.8 million and $12.3 million, respectively.
16. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease cost(a):
Operating lease cost	$47,966	$29,878	$26,371
Short-term lease costs	730	587	562
Variable lease cost	11,254	8,089	6,381
Sublease income	(2,482)	(3,400)	(3,947)
Total lease cost	$57,468	$35,154	$29,367
Weighted-average remaining lease term	5.9	6.7	7.1
Weighted-average discount rate	5.03%	5.09%	4.11%
__________
(a)Office rent expense for the years ended December 31, 2024, 2023 and 2022 was $48.2 million, $29.7 million and $26.1 million, respectively.
Supplemental Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$42,272	$34,492	$28,458
Right-of-use assets obtained in the Acquisition (see Note 3)	—	107,716	—
Other non-cash changes in right-of-use assets	19,502	13,057	6,311
Non-cash right-of-use assets and lease liability termination	(2,038)	(743)	(13,375)

TPG Inc.
Notes to Consolidated Financial Statements

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of December 31, 2024 (in thousands):

Year Due	Lease Amount
2025	$38,927
2026	45,396
2027	41,169
2028	40,084
2029	38,756
Thereafter	54,800
Total future undiscounted operating lease payments(a)	259,132
Less: imputed interest	(36,001)
Present value of operating lease liabilities	$223,131
__________
(a)Lease payments required exclude approximately $735.4 million for a lease signed, but not yet commenced. This lease is related to office space and will commence in 2025 with a lease term estimated to end in 2041.
17. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds. At December 31, 2024, the amounts outstanding related to these guarantees were $137.5 million, and the maximum obligations guaranteed under these agreements is $192.9 million.
Commitments
At December 31, 2024, the TPG Operating Group had unfunded investment commitments of $644.3 million to the investment funds that the Company manages and other strategic investments.
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
At December 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $5.5 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition.
At December 31, 2024, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,140.4 million.
During the year ended December 31, 2024, the general partner made a payment of $58.3 million on the clawback liability.

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
In addition to the Luxembourg appeal, there are several cases against TPG and Apax-related parties pending in New York state court. In one case, the Court granted and denied in part motions to dismiss by all defendants, paring back the parties, claims and amounts at issue, and appeals of that decision are pending. In a second case, the Appellate Division recently granted summary judgment to the TPG-related parties on the sole remaining claim in that case, and plaintiffs are appealing that judgement to New York’s Court of Appeals. Finally, a third group of plaintiffs, similarly situated to those in the other cases, recently filed new claims seeking recovery from numerous TPG and Apax-related parties. The prior noted stayed federal actions have now been dismissed with prejudice by court order and stipulation.
The Company believes that the suits related to the Hellas investment are without merit and intends to continue to defend them vigorously.

TPG Inc.
Notes to Consolidated Financial Statements

In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company cooperated with the SEC’s investigation and reached a settlement, which was announced in January 2025. As of December 31, 2024, the Company updated its accrued liability to equal the amount it agreed to pay as part of the settlement.
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

TPG Inc.
Notes to Consolidated Financial Statements

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income	$(76,915)	$23,385	$(56,235)
Less:
Net loss attributable to redeemable equity in Public SPACs prior to IPO	—	—	(517)
Net income attributable to other non-controlling interests prior to Reorganization and IPO	—	—	966
Net income attributable to TPG Group Holdings prior to Reorganization and IPO	—	—	5,256
Net (loss) income subsequent to IPO	(76,915)	23,385	(61,940)
Less:
Net income attributable to redeemable equity in Public SPACs	—	12,044	15,165
Net loss attributable to non-controlling interests in TPG Operating Group	(175,927)	(92,411)	(180,824)
Net income attributable to other non-controlling interests	75,529	23,662	11,293
Net income attributable to Class A Common Stockholders prior to distributions	23,483	80,090	92,426
Reallocation of earnings to unvested participating restricted stock units(a)	(23,790)	(8,872)	(4,994)
Net (loss) income attributable to Class A Common Stockholders - Basic	(307)	71,218	87,432
Net loss assuming exchange of non-controlling interest	(154,503)	(82,900)	(147,133)
Reallocation of income from participating securities assuming exchange of Common Units	—	—	132
Net loss attributable to Class A Common Stockholders - Diluted	$(154,810)	$(11,682)	$(59,569)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	100,219,905	80,334,871	79,255,411
Exchange of Common Units to Class A Common Stock	264,505,674	237,609,625	229,652,641
Weighted-Average Shares of Common Stock Outstanding - Diluted	364,725,579	317,944,496	308,908,052
Net income (loss) available to Class A common stock per share
Basic	$0.00	$0.89	$1.10
Diluted	$(0.42)	$(0.04)	$(0.19)
Dividends declared per share of Class A Common Stock(b)	$1.65	$1.40	$1.09
___________
(a)No undistributed losses were allocated to unvested participating RSUs during the years ended December 31, 2024, 2023 and 2022, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The fourth quarter dividends were declared on February 11, 2025 and are payable on March 7, 2025.

TPG Inc.
Notes to Consolidated Financial Statements

19. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On March 11, 2024, an additional 21,980,027 shares of Class A common stock were registered, increasing the share reserve to 36,225,413, of which 29,956,603 were available to be issued as of December 31, 2024.
Service Awards
Ordinary Service Awards
In the ordinary course of business, the Company grants equity awards subject to service conditions, granted as part of the Company’s standard incentive structure initiatives. These awards are referred to as (“Ordinary Service Awards”).
From time to time, the Company also grants equity awards that are subject to service conditions, a portion of which are granted on a non-standard basis to reward or incentivize key contributions that advance the Company’s long-term goals of value creation. These non-standard awards are referred to as (“Special Purpose Service Awards,” and collectively with Ordinary Service Awards, “Service Awards”). Dividend equivalents are paid on the vested and unvested portion of the Service Awards when the dividend occurs.
Special Purpose Employee Service Awards
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of Special Purpose Service Awards which entitle the holder to one share of Class A common stock upon vesting. These units generally vest over a term of four to six-years.
Additionally, in conjunction with the Angelo Gordon Acquisition, described in Note 3 to the Consolidated Financial Statements, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 7.8 million are outstanding to date. These units generally vest over a term of five years.
Special Purpose IPO Executive Service Awards
Under the Omnibus Plan and in conjunction with the IPO, the Company granted 1.1 million restricted stock units as Special Purpose Service Awards in order to incentivize and retain key members of management and further their alignment with our shareholders (the “IPO Executive Service Awards”). The IPO Executive Service Awards are subject to service-based vesting conditions over a five-year service period with vesting having commenced on the second anniversary of the grant date. Compensation expense for these awards is recognized on a straight-line basis.
Special Purpose CEO Service Award
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s Chief Executive Officer, Jon Winkelried, on November 30, 2023, comprised of 2.6 million restricted stock units as Special Purpose Service Awards, intended to incentivize Mr. Winkelried to drive shareholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and ensure retention (the “CEO Service Award”). The CEO Service Award is subject to service-based vesting conditions over a four-year service period beginning on January 13, 2025 and each one-year anniversary thereafter. Compensation expense for this award is recognized on a straight-line basis.

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding RSUs for Service Awards as of December 31, 2024 (in millions, including share data):

	Units Outstanding as of December 31, 2024	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2024
		2024	2023
Restricted Stock Units
Ordinary Service Awards	8.7	$94.2	$44.3	$259.8
Special Purpose Service Awards	16.6	135.4	75.7	330.9
Total Service Award RSUs	25.3	$229.6	$120.0	$590.7
For the years ended December 31, 2024 and 2023 the Company granted 6.9 million and 20.6 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date. The following table presents the rollforward of the Company’s unvested Service Awards for the year ended December 31, 2024 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	23.3	$30.62
Granted	6.9	43.97
Vested	(4.1)	30.55
Forfeited	(0.8)	30.19
Balance at December 31, 2024	25.3	$34.30
As of December 31, 2024, there was approximately $590.7 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.
Market and Performance Condition Awards
Ordinary Performance Condition Awards
During the ordinary course of business, the Company grants equity awards, subject to a combination of service and performance conditions, as part of the Company’s standard incentive structure initiatives. These awards are referred to as (“Ordinary Performance Condition Awards”).
In 2024, the Company granted 0.3 million of Ordinary Performance Condition Awards. The weighted-average grant date fair value per share was $48.93 for these awards. The Company recognizes compensation expense using the accelerated attribution method on a tranche-by-tranche basis. Expense is recognized from the date of grant through the requisite service period of 4.4 years to the extent the performance condition is deemed probable. The Company deemed these awards probable of vesting as of December 31, 2024.
In 2022, the Company also granted 0.1 million of Ordinary Performance Condition Awards. As these awards were deemed improbable of vesting in a prior period, the Company is no longer recognizing equity-based compensation expense associated with these awards and will continue to monitor the awards until the end of the respective performance period.
From time to time, the Company grants equity awards that are subject to a combination of service and market conditions, granted on a non-standard basis to reward or incentivize key contributions that advance the Company’s long-term goals of value creation. These awards are referred to as (“Special Purpose Market Condition Awards,” and collectively with the Ordinary Performance Condition Awards, “Market and Performance Condition Awards”).

TPG Inc.
Notes to Consolidated Financial Statements

Special Purpose IPO Executive Market Condition Awards
Under the Omnibus Plan and in conjunction with the IPO, the Company also granted 1.1 million restricted stock units as Special Purpose Market Condition Awards in order to incentivize and retain key members of management and further their alignment with our shareholders (the “IPO Executive Market Condition Awards”). The IPO Executive Market Condition Awards are subject to both market performance and service based vesting conditions, including (i) a time-based component requiring a five-year service period and (ii) a market price component with a target Class A common stock share price at $44.25 within five years and $59.00 within eight years. Dividend equivalents accrue on the vested and unvested Special Purpose Service Awards when the dividend occurs. Dividend equivalents accrue for vested and unvested portions of the IPO Executive Market Condition Awards and are paid only when both the applicable service and market performance conditions are satisfied.
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met, which triggered vesting of 0.2 million IPO Executive Market Condition Awards.
Special Purpose CEO Market Conditions Award
The long-term performance incentive award granted to Jon Winkelried under the Omnibus Plan on November 30, 2023, is also comprised of 3.9 million restricted stock units as Special Purpose Market Condition Awards, and is intended to incentivize Mr. Winkelried to drive shareholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and ensure retention (the “CEO Market Conditions Award”).
The CEO Market Conditions Award is subject to both market performance and service based vesting conditions, including (i) a time-based component requiring a five-year service period and (ii) a market price component that is only achieved when the 30-day volume weighted average trading price of a share of Class A common stock meets or exceeds certain stock price hurdles. 25% of each service vesting tranche of the CEO Market Conditions Award is eligible to be earned and vest following achievement of each of the following Class A common stock prices: $52.50, $58.45, $64.05 and $70.00. These stock price hurdles represent a premium of 150%, 167%, 183% and 200% of the closing price of a share of Class A common stock on the date of grant. The first market hurdle must be achieved by January 13, 2029, and the remaining hurdles by January 13, 2030. If the applicable market hurdles are not achieved by the specified periods, the applicable portions of the CEO Market Conditions Award will be forfeited. Restricted stock units from the CEO Market Conditions Award that (i) vest prior to January 13, 2029 will be settled promptly following January 13, 2029, and (ii) vest after January 13, 2029 will be settled promptly following January 13, 2030, subject to certain other accelerated settlement conditions. Dividend equivalents accrue for the vested and unvested portions of the CEO Market Conditions Award and are paid only if and when both the applicable service and market conditions are satisfied.
Compensation expense for the CEO Market Conditions Award is recognized using the accelerated attribution method on a tranche-by-tranche basis. As of December 31, 2024, the first three market hurdles of the CEO Market Conditions Award of Class A common stock share prices of $52.50, $58.45 and $64.05 were met. As such, 20% of these tranches have vested or will vest on each of January 13, 2025, 2026, 2027, 2028 and 2029.

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of December 31, 2024 (in millions, including share data):

	Units Outstanding as of December 31, 2024	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2024
		2024	2023
Restricted Stock Units
Ordinary Performance Condition Awards	0.5	$3.1	$1.0	$11.0
Special Purpose Market Condition Awards	4.6	29.2	8.8	54.4
Total Market and Performance Condition Award RSUs	5.1	$32.3	$9.8	$65.4
The following table presents the roll forwards of the Company’s unvested Special Purpose Market Condition Awards for the year ended December 31, 2024 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2023	5.0	$20.10
Granted	—	—
Vested	(0.2)	16.59
Forfeited	(0.2)	16.58
Balance at December 31, 2024	4.6	$20.41
As of December 31, 2024, there was approximately $54.4 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.5 years.
Total Restricted Stock Units
For the years ended December 31, 2024, 2023 and 2022, the Company recorded total restricted stock unit compensation expense of $261.9 million, $129.8 million and $83.8 million respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Consolidated Statements of Operations and totaled $6.4 million, $3.7 million and $7.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the years ended December 31, 2024 and 2023, the Company had 4,368,774 and 562,790 restricted stock units vest at a fair value of $179.1 million and $18.5 million, respectively (excluding vested, but unsettled units). During the year ended December 31, 2024, the restricted stock units were settled by issuing 2,713,730 shares of TPG Inc. Class A common stock, net of withholding tax of $68.0 million (excluding vested, but unsettled units). During the year ended December 31, 2023, the restricted stock units were settled by issuing 356,443 shares of TPG Inc. Class A common stock, net of withholding tax of $6.9 million (excluding vested, but unsettled units).

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes all outstanding RSU awards as of December 31, 2024 (in millions, including share data):

	Units Outstanding as of December 31, 2024	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2024
		2024	2023
Restricted Stock Units
Ordinary Awards:
Service Awards	8.7	$94.2	$44.3	$259.8
Performance Condition Awards	0.5	3.1	1.0	11.0

Special Purpose Awards:
Service Awards	16.6	135.4	75.7	330.9
Market Condition Awards	4.6	29.2	8.8	54.4
Total Restricted Stock Units	30.4	$261.9	$129.8	$656.1
In January 2025, the Company issued 4.5 million shares of Class A common stock in connection with the vesting of RSUs. In January 2025, the Company granted 3.4 million in RSUs. The units vest in equal tranches over a period of three to five years.
Other Awards
As a result of the Reorganization and the IPO in 2022, certain of the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, in conjunction with the Reorganization, the IPO and the acquisition of NewQuest, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock subject to both service and performance conditions, some of which are deemed probable of achieving.
In conjunction with the Angelo Gordon Acquisition, as described in Note 3 to the Consolidated Financial Statements, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding Other Awards as of December 31, 2024 (in millions, including share data):

	Unvested Units/Shares Outstanding as of December 31, 2024	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2024
		2024	2023
TPH and RPH Units
TPH units	26.1	$289.6	$363.3	$619.3
RPH units	0.2	55.1	73.3	73.8
Total TPH and RPH Units	26.3	$344.7	$436.6	$693.1

Common Units and Class A Common Stock
Common Units	36.0	$324.1	$54.9	$764.2
Class A Common Stock	0.3	17.2	17.6	0.4
Total Common Units and Class A Common Stock	36.3	$341.3	$72.5	$764.6

TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $344.7 million, $436.6 million and $508.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the year ended December 31, 2024 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	37.2	$24.54	0.3	$457.10
Reallocated	2.2	49.91	—	—
Vested	(11.1)	24.27	(0.1)	457.10
Forfeited	(2.2)	24.70	(0.0)	457.10
Balance at December 31, 2024	26.1	$26.74	0.2	$457.10
Forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of December 31, 2024, there was approximately $693.1 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $619.3 million and $73.8 million, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $341.3 million, $72.5 million and $41.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the year ended December 31, 2024 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2023	45.4	$25.43	1.1	$29.50
Reallocated	0.2	48.78	—	—
Vested	(9.4)	25.60	(0.8)	29.50
Forfeited	(0.2)	25.38	—	—
Balance at December 31, 2024	36.0	$25.50	0.3	$29.50
Forfeited Common Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. Total unrecognized compensation expense related to outstanding unvested awards as of December 31, 2024 was $764.6 million.
Other Liability Classified Awards
In conjunction with the Acquisition discussed in Note 3 to the Consolidated Financial Statements, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of FRR targets during the Measurement Period defined in Note 3 to the Consolidated Financial Statements.
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. For the years ended December 31, 2024 and 2023, the Company recognized compensation expense of $55.3 million and $12.4 million, respectively related to its liability-classified awards with a corresponding increase in other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche by tranche basis. Total unrecognized compensation expense related to these awards as of December 31, 2024 was $76.9 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through compensation and benefits expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Compensation and benefits expense is offset by related management fees earned by the Company from TRTX. During the years ended December 31, 2024 and 2023, the Company recognized $9.3 million and $7.2 million, respectively. During the year ended December 31, 2022 the Company recognized less than $0.01 million of such expense.

TPG Inc.
Notes to Consolidated Financial Statements

Other Compensation Matters
TPG provides voluntary defined contribution plans for its U.S. and U.K. employees who meet certain eligibility requirements. The current defined contribution plan for U.S. employees is a 401(k) profit-sharing plan that was adopted in May 1996. The current defined contribution plan for U.K. employees is a pension plan that was adopted in January 2010. Employees may elect to make contributions up to legally established limits. Both plans provide for employer contributions at the Company’s discretion. The Company’s contribution expenses were $26.6 million, $15.2 million and $12.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
Compensation includes a significant performance-based component in the form of discretionary bonuses. The Company incurred discretionary bonus expense of $330.0 million, $220.7 million and $205.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
20. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. During the year ended December 31, 2024, certain stockholders transferred to third parties 1,652,938 shares of the Company’s nonvoting Class A common stock at which point such shares converted automatically into shares of Class A common stock in accordance with their terms. As of December 31, 2024, 102,605,392 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 255,756,502 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
Dividends and distributions
Dividends and distributions are reflected in the Consolidated Statements of Changes in Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.

TPG Inc.
Notes to Consolidated Financial Statements

The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of the Board of Directors of the Company.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 15, 2023	May 25, 2023	June 5, 2023	$0.20
August 8, 2023	August 18, 2023	September 1, 2023	0.22
November 7, 2023	November 17, 2023	December 1, 2023	0.48
February 13, 2024	February 23, 2024	March 8, 2024	0.44
Total 2023 Dividend Year (through Q4 2023)			$1.34

May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74
Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2024 and 2023, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2023 Exchange
March 30, 2023	1,000,000
__________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Distributions to holders of other non-controlling interests	$13,504	$17,779	$3,964
Deferred tax assets	335,529	—	—
Due to affiliates	297,085	—	—
Additional paid-in-capital	38,444	—	—

TPG Inc.
Notes to Consolidated Financial Statements

21. Subsequent Events
Other than the events noted above in the footnotes to the Consolidated Financial Statements, there have been no additional events since December 31, 2024 that require recognition or disclosure in the Consolidated Financial Statements.

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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2024.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued its attestation report on our internal control over financial reporting as of December 31, 2024, which is included herein.
Item 9B. Other Information
(b) Our directors and officers (as defined in Exchange Act Rule 16a-1(f) of the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our stock that are intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, Bradford Berenson, our General Counsel, adopted the following Rule 10b5-1 plan (the “Rule 10b5-1 Plan”):

Name	Title	Type of Trading Arrangement	Security	Date of Action	Duration of Trading Arrangement	Aggregate Number of Securities Covered
Bradford Berenson	General Counsel	Rule 10b5-1	Class A common stock	December 4, 2024	March 05, 2025 to December 19, 2025	100,457 shares of Class A common stock
The Rule 10b5-1 Plan reported above was adopted during an authorized trading period and when the plan participant was not in possession of material non-public information.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and executive officers as well as corporate governance matters will be in our 2025 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2024 under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Form 10-K by reference.
Policy Prohibiting Insider Trading
We have adopted a Policy Prohibiting Insider Trading that governs the purchase, sale and/or other dispositions of our securities applicable to our personnel, including directors, officers, employees and other covered persons. We believe that our Policy Prohibiting Insider Trading is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Policy Prohibiting Insider Trading is filed as Exhibit 19.1 to this Form 10-K.
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
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the board of directors will be in the 2025 Proxy Statement under the caption “Executive Compensation” and is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2025 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Controlled Company Status and Director Independence” and is incorporated in this Form 10-K by reference.
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services will be in the 2025 Proxy Statement under the caption “Ratification of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) as our Independent Registered Public Accounting Firm for 2025” and is incorporated in this Form 10-K by reference.

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

2.3
Amendment No. 2 to the Transaction Agreement, dated October 31, 2023, between TPG Operating Group II, L.P. and AG GP, LLC (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

2.4
Amendment No. 3 to the Transaction Agreement, dated March 13, 2024, between TPG Operating Group II, L.P. and API Representative, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2024).

3.1	Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2023).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2024).
3.3	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed on June 12, 2023).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2
Subordinated Indenture, dated as of March 4, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).

4.3
First Supplemental Indenture, dated as of March 4, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).

4.4	Form of 6.950% Subordinated Notes due 2064 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2024).
4.5
Senior Indenture, dated as of March 5, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

4.6
First Supplemental Indenture, dated as of March 5, 2024, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

4.7	Form of 5.875% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 5, 2024).

10.1
Seventh Amended and Restated Limited Partnership Agreement of TPG Operating Group II, L.P., dated as of November 1, 2023, among TPG Holdings II-A, LLC and the limited partners of TPG Operating Group II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).

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

10.7
Amended and Restated Tax Receivable Agreement, dated November 1, 2023, among TPG Inc., TPG OpCo Holdings, L.P., TPG Operating Group II, L.P., TPG GP A, LLC, Alabama Investments (Parallel), LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.8
Amended and Restated Exchange Agreement, dated November 1, 2023, among TPG Inc., TPG Operating Group I, L.P., TPG Operating Group II, L.P., TPG Operating Group III, L.P., TPG OpCo Holdings, L.P., Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

10.9
Amended and Restated Investor Rights Agreement, dated November 1, 2023, among TPG Inc., TPG GP A, LLC, Alabama Investments (Parallel) LP, Alabama Investments (Parallel) Founder A, LP, Alabama Investments (Parallel) Founder G, LP and API Representative, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2023).

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

10.13	Form of Strategic Investor Transfer Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.14†
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

10.19†	Form of U.S. Offer Letter for TPG Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.20†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on January 13, 2022).
10.21*†	Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.22†
Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.23*†	Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan.
10.24†
Restricted Stock Unit Grant Agreement, dated as of November 30, 2023, between TPG Inc. and Jon Winkelried, under the TPG Inc. Omnibus Equity Incentive Plan, and Performance Restricted Stock Unit Grant Agreement, dated as of November 30, 2023, between TPG Inc. and Jon Winkelried, under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).

10.25†	Form of Platform Level Program Award Agreements (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).
10.26†	Form of Platform Level Program Award Agreements for TPG Angelo Gordon (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).
10.27†
Partner Acknowledgment and Joinder Agreement, dated as of May 14, 2023, among Josh Baumgarten, TPG Operating Group II, L.P., AG Partner Investments, L.P., Alabama Investments (Parallel), LP, AG GP, LLC and Angelo, Gordon & Co., L.P. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).

10.28†	Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.29†	Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.30
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

10.31
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

10.32†	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on February 24, 2023).
19.1*	Policy Prohibiting Insider Trading.
21.1*	List of subsidiaries.
22.1	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2024).

23.1*	Consent of Deloitte & Touche LLP as to TPG Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1†	TPG Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Filed herewith
† Management compensatory plan or arrangement
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2025	By: /s/ Jon Winkelried
Name: Jon Winkelried
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Coulter James G. Coulter	Founding Partner, Executive Chairman and Director	February 18, 2025

/s/ Jon Winkelried Jon Winkelried	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025

/s/ Jack Weingart Jack Weingart	Chief Financial Officer (Principal Financial Officer)	February 18, 2025

/s/ Martin Davidson Martin Davidson	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2025

/s/ Todd Sisitsky Todd Sisitsky	Director	February 18, 2025

/s/ Anilu Vazquez-Ubarri Anilu Vazquez-Ubarri	Director	February 18, 2025

/s/ Kelvin Davis Kelvin Davis	Director	February 18, 2025

/s/ Nehal Raj Nehal Raj	Director	February 18, 2025

/s/ Jeffrey Rhodes Jeffrey Rhodes	Director	February 18, 2025

/s/ Ganen Sarvanathan Ganen Sarvanathan	Director	February 18, 2025

/s/ David Trujillo David Trujillo	Director	February 18, 2025

/s/ Gunther Bright Gunther Bright	Director	February 18, 2025

/s/ Mary Cranston Mary Cranston	Director	February 18, 2025

/s/ Deborah M. Messemer Deborah M. Messemer	Director	February 18, 2025

/s/ Kathy Elsesser Kathy Elsesser	Director	February 18, 2025