Form 10-Q
period 2025-03-31
TPG Inc.
filed 2025-05-07
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, there were 116,990,952 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 245,970,148 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits, or unexpected costs related to the integration, of acquired companies; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions and uncertainties, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 18, 2025 and in subsequent filings with the SEC, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Net MoM” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$821,971	$808,017
Restricted cash(1)	13,285	13,175
Due from affiliates	308,046	447,012
Investments (includes assets pledged of $733,841 and $720,933 as of March 31, 2025 and December 31, 2024, respectively(1))	7,906,088	7,503,281
Intangible assets, net	507,081	533,707
Goodwill	436,079	436,079
Right-of-use assets	586,158	208,501
Other assets	735,316	585,337
Total assets	$11,314,024	$10,535,109

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$240,003	$211,914
Due to affiliates	649,625	465,137
Debt obligations(1)	1,483,287	1,281,984
Accrued performance allocation compensation	4,435,527	4,376,523
Operating lease liabilities	611,886	223,131
Other liabilities	394,981	384,431
Total liabilities	7,815,309	6,943,120

Commitments and contingencies (Note 11)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (123,552,251 and 109,211,355 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	124	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (245,970,148 and 255,756,502 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	246	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,049,823	970,719
Accumulated deficit	(227,114)	(186,983)
Non-controlling interests	2,675,636	2,807,888
Total equity	3,498,715	3,591,989
Total liabilities and equity	$11,314,024	$10,535,109
_________________
(1)The Company’s consolidated total assets and liabilities as of March 31, 2025 and December 31, 2024 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 6 and 7 to the Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Fees and other	$543,455	$512,295
Capital allocation-based income	491,421	311,776
Total revenues	1,034,876	824,071
Expenses
Compensation and benefits:
Cash-based compensation and benefits	223,570	206,336
Equity-based compensation	205,832	227,908
Performance allocation compensation	298,705	196,434
Total compensation and benefits	728,107	630,678
General, administrative and other	164,311	151,632
Depreciation and amortization	31,382	32,965
Interest expense	24,060	21,122
Total expenses	947,860	836,397
Investment income (loss)
Net losses from investment activities	(2,087)	(5,198)
Interest, dividends and other	9,248	12,904
Total investment income	7,161	7,706
Income (loss) before income taxes	94,177	(4,620)
Income tax expense	6,349	4,386
Net income (loss)	87,828	(9,006)
Net loss attributable to non-controlling interests in TPG Operating Group	(12,099)	(55,037)
Net income attributable to other non-controlling interests	74,534	30,512
Net income attributable to TPG Inc.	$25,393	$15,519
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.08	$0.09
Diluted	$0.00	$(0.11)
Weighted-average shares of Class A common stock outstanding
Basic	117,408,263	89,113,782
Diluted	369,358,961	364,350,918

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
Net income	—	—	—	—	—	25,393	25,393	62,435	87,828
Equity-based compensation	—	—	—	—	52,616	—	52,616	148,632	201,248
Capital contributions	—	—	—	—	—	—	—	62,212	62,212
Dividends/distributions	—	—	—	—	—	(65,524)	(65,524)	(214,710)	(280,234)
Shares issued for net settlement of equity-based awards	4,554,542	—	5	—	(5)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(66,506)	—	(66,506)	(113,606)	(180,112)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	9,786,354	(9,786,354)	10	(10)	15,784	—	15,784	—	15,784
Equity reallocation between controlling and non-controlling interest	—	—	—	—	77,215	—	77,215	(77,215)	—
Balance at March 31, 2025	123,552,251	245,970,148	$124	$246	$1,049,823	$(227,114)	$823,079	$2,675,636	$3,498,715

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	15,519	15,519	(24,525)	(9,006)
Equity-based compensation	—	—	—	—	37,285	—	37,285	178,992	216,277
Capital contributions	—	—	—	—	—	—	—	1,043	1,043
Dividends/distributions	—	—	—	—	—	(40,358)	(40,358)	(191,279)	(231,637)
Shares issued for net settlement of equity-based awards	2,425,290	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(18,221)	—	(18,221)	(39,827)	(58,048)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	17,704,987	(17,704,987)	18	(18)	16,555	—	16,555	—	16,555
Equity reallocation between controlling and non-controlling interest	—	—	—	—	130,421	—	130,421	(130,421)	—
Balance at March 31, 2024	100,726,778	263,952,639	$101	$264	$779,513	$(59,520)	$720,358	$2,575,960	$3,296,318

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$87,828	$(9,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	205,832	227,908
Performance allocation compensation	298,705	196,434
Net losses from investment activities	2,087	5,198
Capital allocation-based income	(491,421)	(311,776)
Depreciation and amortization	31,382	32,965
Non-cash lease expense	14,176	9,089
Other non-cash activities	2,063	(1,197)
Changes in operating assets and liabilities:
Purchases of investments	(191,135)	(165,109)
Proceeds from investments	430,412	384,595
Due from affiliates	537	119,157
Other assets	(4,454)	(4,075)
Accounts payable and accrued expenses	27,960	105,953
Due to affiliates	39,286	51,149
Accrued performance allocation compensation	(236,959)	(148,033)
Other liabilities	(18,111)	(56,539)
Net cash provided by operating activities	198,188	436,713

Investing activities:
Acquisition of TPG Angelo Gordon	—	(15,677)
Purchases of fixed assets	(6,347)	(9,664)
Net cash used in investing activities	(6,347)	(25,341)

Financing activities:
Proceeds from debt obligations	255,000	1,218,500
Repayment of debt obligations	(54,000)	(919,500)
Issuance costs on debt obligations	—	(16,479)
Withholding taxes paid on net settlement of equity-based awards	(180,112)	(58,048)
Contributions from holders of other non-controlling interests	62,212	1,043
Dividends/Distributions	(260,877)	(211,219)
Net cash (used in) provided by financing activities	$(177,777)	$14,297
Net change in cash, cash equivalents and restricted cash	$14,064	$425,669
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$835,256	$1,104,040

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$6,839	$5,050
Cash paid for interest	27,683	11,902
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$821,971	$1,090,713
Restricted cash	13,285	13,327
Cash, cash equivalents and restricted cash, end of period	$835,256	$1,104,040
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
As of March 31, 2025, TPG Inc. held approximately 33% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2025.
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
Equity Investments
The Company holds non-controlling ownership interests in which it does not have significant influence over their operations. The Company records such investments at fair value.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Management fees	$418,951	$407,417
Monitoring fees	7,858	6,108
Transaction fees	47,454	36,186
Incentive fees	6,201	3,875
Expense reimbursements and other	62,991	58,709
Total fees and other	543,455	512,295

Performance allocations	450,560	289,643
Capital interests	40,861	22,133
Total capital allocation-based income	491,421	311,776

Total revenues	$1,034,876	$824,071

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
(b)See Note 9 to the Condensed Consolidated Financial Statements for amounts classified in due from affiliates.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Management Fees
The Company provides investment management services to the TPG funds, limited partners, SMAs and clients, and other vehicles in exchange for a management fee. Management fees also include catch-up fees, also known as out-of-period management fees, which are fees paid in any given period that relate to a prior period, usually as the result of a new limited partner coming into a fund in a subsequent close. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of capital committed, net funded capital commitments, cost of investments, Net Asset Value (“NAV”) or actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. However, as these fees are payable on a regular basis, the uncertainty relating to the constraint becomes resolved and revenue is accordingly recognized at the end of the period. After the contract is established, management does not make any significant judgments in determining the transaction price.
Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.33%	1.00%
NAV	0.50%	1.50%
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2025 and 2024 these amounts totaled $7.1 million and $14.7 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 9 to the Condensed Consolidated Financial Statements.
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
Open-end funds can issue and redeem interests to investors on an on-going basis at the then-current net asset values subject to the fund’s policies as specified in governing documents. The Company generally receives performance allocations from its open-end funds based on a percentage of annual fund profits, reduced by minimum return hurdles, and subject to prior year loss carry-forwards. Performance allocations are either paid in the first quarter following the performance year or during the calendar year if there are investor redemptions and are generally not subject to repayment by the Company. Performance allocations attributed to certain non-liquid investments (“side pocket investments”) owned by open-end funds are paid when the associated side pocket investments are realized.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at March 31, 2025 related to clawback, see Note 11 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in varying geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies, including North America, Europe and Asia-Pacific. The primary geographic region in which the Company invests in is North America and the majority of its revenues from contracts with customers is also generated in North America.
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

Compensation expense related to the issuance of equity-based awards is measured at grant-date fair value. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis. Compensation expense for awards that do not require future service is recognized immediately. Compensation expense for awards that contain both market and service conditions is based on grant-date fair value that factors in the probability that the market conditions will be achieved and is recognized on a tranche-by-tranche basis using the accelerated attribution method. The requisite service period for those awards is the longer of the explicit service period and the derived service period. Compensation expense for awards that contain both performance and service conditions is recognized, if the Company deems it probable that the performance condition will be met, over the longer of the implicit or explicit service period. Compensation expense for awards to recipients with retirement eligibility provisions (allowing such recipient to continue vesting upon departure from TPG) is either expensed immediately or amortized to the retirement eligibility date. The Company recognizes equity-based award forfeitures in the period in which they occur as a reversal of previously recognized compensation expense.

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on deposit with banks and other short-term investments with an initial maturity of 90 days or less. Restricted cash balances relate to cash balances reserved for the payment of interest on the Company’s privately placed securitization notes (“Secured Notes”).
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
Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of March 31, 2025, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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
The Company elected the package of practical expedients provided under the guidance. The practical expedient package applies to leases commenced prior to the adoption of ASC Topic 842, Leases (“ASC 842”) and permits companies not to reassess whether existing or expired contracts are or contain a lease, the lease classification, and any initial direct costs for any existing leases. The Company has elected to not separate the lease and non-lease components within the contract. Therefore, all fixed payments associated with the lease are included in the ROU asset and the lease liability. These costs often relate to the fixed payments for items such as common area maintenance and other operating costs in addition to a base rent. Any variable payments related to the lease are recorded as lease expense when and as incurred. The Company has elected this practical expedient for all lease classes. The Company did not elect the hindsight practical expedient. The Company has elected the short-term lease expedient. A short-term lease is a lease that, as of the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For such leases, the Company will not apply the recognition requirements of ASC 842 and instead will recognize the lease payments as lease cost on a straight-line basis over the lease term. Additionally, the Company elected the practical expedient which allows an entity to not reassess whether any existing land easements are or contain leases.
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 16.6 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles and aircraft, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Financial Statements.
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Condensed Consolidated Financial Statements (see Note 10 to the Condensed Consolidated Financial Statements).

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Segment Reporting
The Company provides a variety of fee-based asset management services to the TPG funds, limited partners, separately managed accounts (“SMAs”) and clients, and other vehicles, primarily in North America. The Company is also entitled to performance allocations from the TPG funds when the Company has a general partner interest. The Company operates its business as a single operating and reportable segment, as the Company’s chief operating decision maker (the “CODM”), its CEO, manages the business on a consolidated basis. The Company operates collaboratively across product lines through shared investment themes and relies on shared support functions that span across product lines. The CODM uses consolidated net income as one of the primary measures to make resource allocation decisions and evaluate the performance of the Company. There is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Consolidated Financial Statements herein.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to provide more detailed information about the types of expenses in commonly presented expense captions. In particular, ASU 2024-03 contains new required tabular disclosures related to the amounts of specified natural expenses (e.g., employee compensation, depreciation, intangible asset amortization, etc.) disclosed in a particular expense caption. Additionally, ASU 2024-03 clarifies that certain other expenses and gains or losses that must be disclosed under existing GAAP recorded in a relevant expense caption must also be presented in the same tabular disclosure. Lastly, ASU 2024-03 requires separate disclosure of selling expenses. ASU 2024-03 is effective for the Company beginning in after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its Condensed Consolidated Financial Statements and disclosures.
On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company’s adoption of ASU 2024-01 on January 1, 2025 did not have a material impact on its Condensed Consolidated Financial Statements and disclosures.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which is primarily applicable to public companies and requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions. The ASU is effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09.
3. Investments
Investments consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Equity method - performance allocations	$6,195,873	$5,958,079
Equity method - capital interests (includes assets pledged of $657,356 and $647,448 as of March 31, 2025 and December 31, 2024, respectively)	1,369,749	1,284,255
Loan held for sale	65,591	47,880
Investments held to maturity, at amortized cost (includes assets pledged of $76,485 and $73,485 as of March 31, 2025 and December 31, 2024, respectively)	82,390	78,941
Investments held for sale and other(a)	179,263	121,995
Equity method - other	13,083	12,003
Equity investments	139	128
Total investments	$7,906,088	$7,503,281
_______________
(a)As of March 31, 2025 and December 31, 2024, investments held for sale and other includes $81.3 million and $78.1 million, respectively, of investments held for sale for which the fair value option has been elected.
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net losses of investments held for sale and other	$(2,572)	$—
Net losses of equity method investments, fair value option	—	(5,484)
Net gains (losses) of equity method investments - other	474	(116)
Net gains from equity investments	11	402
Total net losses from investment activities	$(2,087)	$(5,198)

Loan Held for Sale
As of March 31, 2025 and December 31, 2024, the Company entered into a short-term funding arrangement as part of the Company’s capital markets activities for $65.6 million and $47.9 million, respectively, which is recorded at amortized cost basis in investments on the Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investments Held to Maturity, at Amortized Cost
In connection with the acquisition of TPG Angelo Gordon, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $84.1 million and $81.6 million at March 31, 2025 and December 31, 2024, respectively.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
4. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	March 31, 2025
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$179,263	$179,263
Equity investments	139	—	—	139
Total assets	$139	$—	$179,263	$179,402

Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$109,616	$109,616
Earnout Payment	—	—	36,124	36,124
Total liabilities	$—	$—	$145,740	$145,740
_______________
(a)Investments held for sale and other are held primarily for the purpose of selling in the near term as described in Note 2 to the Condensed Consolidated Financial Statements.

	December 31, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$121,995	$121,995
Equity investments	128	—	—	128
Total assets	$128	$—	$121,995	$122,123

Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$107,991	$107,991
Earnout Payment	—	—	32,769	32,769
Total liabilities	$—	$—	$140,760	$140,760
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2025	2024
Investments held for sale and other
Balance, beginning of period	$121,995	$—
Purchases	55,137	—
Unrealized gains, net	2,131	—
Balance, end of period	$179,263	$—

Financial liabilities
Balance, beginning of period	$140,760	$156,299
Unrealized losses (gains), net	4,980	(757)
Balance, end of period	$145,740	$155,542

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
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of March 31, 2025	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets
Investments held for sale and other	$179,263	Discounted cash flow	Yield	18.6% - 24.7% (21.1%)
		Market comparable	Adjusted EBITDA multiple	9.25x - 10.50x (9.33x)
		Market comparable	LTM EBITDA multiple	34.00x
	$179,263

Liabilities
Aggregate Annual Cash Holdback Amount	$109,616	Present value	Discount rate	8.0%
Earnout Payment	36,124	Multiple probability simulation	Estimated revenue volatility	21.8%
	$145,740
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
5. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations	$313,000	$(104,443)	$208,557	$313,000	$(92,718)	$220,282
Management contracts	302,000	(63,307)	238,693	302,000	(53,680)	248,320
Technology	46,000	(16,292)	29,708	46,000	(13,417)	32,583
Investor relationships	25,000	(7,813)	17,187	25,000	(7,292)	17,708
Trade name	15,500	(3,992)	11,508	15,500	(3,288)	12,212
Other intangible assets(a)	8,494	(7,066)	1,428	8,494	(5,892)	2,602
Total intangible assets, net	$709,994	$(202,913)	$507,081	$709,994	$(176,287)	$533,707
_______________
(a)Includes indefinite-lived intangible assets of $1.0 million as of March 31, 2025 and December 31, 2024.
The Company recognized no impairment losses on intangible assets during the three months ended March 31, 2025 and 2024.
Intangible asset amortization expense was $26.6 million and $27.6 million for the three months ended March 31, 2025 and 2024, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2025 (in thousands):

Remainder of 2025	$74,893
2026	98,089
2027	96,149
2028	75,304
2029	49,699
Thereafter	111,953
Total	$506,087
Goodwill
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $436.1 million.
As of March 31, 2025, there have been no impairment losses recognized on goodwill.
6. Variable Interest Entities
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three months ended March 31, 2025 and 2024, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2025	December 31, 2024
Investments (includes assets pledged of $657,356 and $647,448 as of March 31, 2025 and December 31, 2024, respectively)	$1,341,420	$1,257,220
Due from affiliates	200,847	340,835
Potential clawback obligation	2,189,734	2,140,355
Due to affiliates	82,490	57,239
Maximum exposure to loss	$3,814,491	$3,795,649
Additionally, cumulative performance allocations of $6.2 billion and $6.0 billion as of March 31, 2025 and December 31, 2024, respectively, are subject to reversal in the event of future losses.

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
Securitization Vehicles
Certain subsidiaries of the Company issued $250.0 million in privately placed Secured Notes. The Company used one or more special purpose entities that are considered VIEs to issue notes to third-party investors in the securitization transactions.
As of March 31, 2025 and December 31, 2024, the carrying amount of Secured Notes issued by the VIEs was $246.0 million and $245.9 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.0 million and $4.1 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$37,229	$21,297
Restricted cash	13,285	13,175
Participation rights receivable(a)	657,356	647,448
Due from affiliates	435	435
Total assets	$708,305	$682,355

Accrued interest	$3,450	$191
Due to affiliates and other	191	162
Secured notes, net	245,952	245,875
Total liabilities	$249,593	$246,228
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of March 31, 2025		As of December 31, 2024
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	September 2028	$1,200,000	$180,000	5.42%	$—	5.43%
Senior Notes(b)	March 2024	March 2034	600,000	594,214	5.88%	594,051	5.88%
Subordinated Notes(c)	March 2024	March 2064	400,000	390,121	6.95%	390,058	6.95%
Secured Notes - Tranche A(d)	May 2018	June 2038	200,000	196,745	5.33%	196,683	5.33%
Secured Notes - Tranche B(d)	October 2019	June 2038	50,000	49,207	4.75%	49,192	4.75%
364-Day Revolving Credit Facility(e)	April 2023	April 2025	150,000	73,000	6.32%	52,000	6.33%
Subordinated Credit Facility(f)	August 2014	August 2026	30,000	—	6.67%	—	6.68%
Total debt obligations			$2,630,000	$1,483,287		$1,281,984
_______________
(a)As of March 31, 2025, the Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.2 billion and a scheduled maturity of September 26, 2028. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At March 31, 2025, the Company is in compliance with these covenants and conditions. In April 2025, the Company borrowed an additional $150.0 million on the Senior Unsecured Revolving Credit Facility for working capital purposes. In May 2025, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 (the “Senior Notes”). The Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The Senior Notes bear interest at a rate of 5.875% per annum. Interest on the Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
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
(d)The Company’s Secured Notes are issued using on-balance sheet securitization vehicles, as further discussed in Note 6 to the Condensed Consolidated Financial Statements. The Secured Notes are repayable only from collections on the underlying securitized equity method investments and restricted cash. The Secured Notes are separated into two tranches. Tranche A Secured Notes were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B Secured Notes were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The Secured Notes contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the Secured Notes are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At March 31, 2025, the Company is in compliance with these covenants and conditions.
(e)On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in US Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in US Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans. The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility. In April 2025, the consolidated subsidiary amended the 364-Day Credit Facility to increase the aggregate principal amount of the existing commitments to $300.0 million and extend the commitment termination date to April 9, 2026.
(f)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2024, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2025 to August 2026. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term SOFR rate plus a 0.10% per annum adjustment and 2.25%.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes(a)	$613,320	$614,844
Subordinated Notes(b)	400,000	406,720
Secured Notes - Tranche A(c)	199,146	196,403
Secured Notes - Tranche B(c)	48,867	48,194
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
In the case of the Company’s Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, the fair values approximate the carrying amounts represented in the Condensed Consolidated Financial Statements due to their variable rate nature.
During the three months ended March 31, 2025 and 2024, the Company incurred interest expense of $22.4 million and $17.1 million respectively, on its debt obligations.
8. Income Taxes
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2025 and December 31, 2024, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $632.0 million and $436.0 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchange of Common Units for Class A common stock during the period. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In projecting its taxable income, the Company begins with historic results and incorporates assumptions of the amount of future pre-tax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Company uses to manage its business. The Company’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from our deferred tax assets will be realized.
As of March 31, 2025 and December 31, 2024, the Company has recognized a valuation allowance of $139.4 million and $89.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of March 31, 2025 and December 31, 2024, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $455.6 million and $331.3 million, respectively. During the three months ended March 31, 2025, certain holders of Common Units exchanged 9,786,354 Common Units for an equal number of shares of Class A Common Stock as described in Note 14 to the Condensed Consolidated Financial Statements. In connection with these exchanges, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $124.3 million, which is included in due to affiliates within the Condensed Consolidated Statements of Financial Condition. During three months ended March 31, 2025, the Company made payments of $0.1 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 6.7% and (94.9)% for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests; (ii) certain income tax effects in connection with equity based compensation net of the executive compensation limitations under IRC Section 162(m); and (iii) income taxes related to statutory subsidiaries.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended, March 31, 2025 and 2024, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three months ended March 31, 2025 and 2024, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, several other jurisdictions in which we operate have enacted these rules, with a January 1, 2024 effective date. The Company is monitoring developments and evaluating the potential impact. As of March 31, 2025, the Company has analyzed enacted legislation and determined that the effects of Pillar Two, if any, are not material to the Company’s financial statements. However, the Company continues to evaluate any new legislation and the potential implications of these rules on future results.
9. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Portfolio companies	$60,585	$55,914
Partners and employees	2,241	2,657
Other related entities	44,373	47,606
Unconsolidated VIEs	200,847	340,835
Due from affiliates	$308,046	$447,012

Portfolio companies	$10,713	$10,731
Partners and employees	505,626	373,452
Other related entities	50,796	23,715
Unconsolidated VIEs	82,490	57,239
Due to affiliates	$649,625	$465,137
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the three months ended March 31, 2025, these partners and employees exchanged 9,786,354 Common Units, as described in Note 14 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. During the three months ended March 31, 2025, the Company recorded an additional Tax Receivable Agreement liability in the amount of $124.3 million in connection with certain employees and partners of TPG Partner Holdings. As of March 31, 2025 and December 31, 2024, the Company has recorded a Tax Receivable Agreement liability of $433.2 million and $308.9 million, respectively, in connection with certain employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the three months ended March 31, 2025 and 2024 totaled $53.9 million and $22.0 million, respectively.

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
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three months ended March 31, 2025 and 2024 were $3.2 million and $4.2 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations.
10. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease cost(a):
Operating lease cost	$22,546	$12,111
Short-term lease costs	212	215
Variable lease cost	3,081	2,974
Sublease income	(581)	(928)
Total lease cost	$25,258	$14,372
Weighted-average remaining lease term	12.7	6.5
Weighted-average discount rate	5.55%	5.13%

__________
(a)Office rent expense for the three months ended March 31, 2025 and 2024 was $22.6 million and $12.2 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$11,608	$7,500
Right-of-use assets obtained in exchange for new operating lease liabilities	391,107	—
Other non-cash changes in right-of-use assets and operating lease liabilities	726	1,881

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of March 31, 2025 (in thousands):

Year Due	Lease Amount
Remainder of 2025	$30,171
2026	12,470
2027	83,026
2028	87,571
2029	85,611
Thereafter	633,130
Total future undiscounted operating lease payments	931,979
Less: imputed interest	(320,093)
Present value of operating lease liabilities	$611,886

11. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds. At March 31, 2025, the amounts outstanding related to these guarantees were $140.2 million, and the maximum obligations guaranteed under these agreements is $194.2 million.
Commitments
At March 31, 2025, the TPG Operating Group had unfunded investment commitments of $603.1 million to the investment funds that the Company manages and other strategic investments.
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
At March 31, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.0 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At March 31, 2025, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,189.7 million.
During the three months ended March 31, 2025, the general partners made no payments on the clawback liability.

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
Since 2011, a number of TPG-related entities and individuals, including David Bonderman and Jim Coulter, have been named as defendants/respondents in a series of lawsuits in the United States, United Kingdom, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, have been named in the lawsuits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper.
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
The Company believes that the lawsuits related to the Hellas investment are without merit and intends to continue to defend them vigorously.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company cooperated with the SEC’s investigation and reached a settlement, which was announced and the associated settlement amount was paid in January 2025.
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
12. Net Income (Loss) Per Class A Common Share
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$87,828	$(9,006)
Less:
Net loss attributable to non-controlling interests in TPG Operating Group	(12,099)	(55,037)
Net income attributable to other non-controlling interests	74,534	30,512
Net income attributable to Class A Common Stockholders prior to distributions	25,393	15,519
Reallocation of earnings to unvested participating restricted stock units(a)	(15,559)	(7,145)
Net income attributable to Class A Common Stockholders - Basic	9,834	8,374
Net loss assuming exchange of non-controlling interest	(8,455)	(46,736)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$1,379	$(38,362)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	117,408,263	89,113,782
Exchange of Common Units to Class A Common Stock	251,950,698	275,237,136
Weighted-Average Shares of Common Stock Outstanding - Diluted	369,358,961	364,350,918
Net income (loss) available to Class A common stock per share
Basic	$0.08	$0.09
Diluted	$0.00	$(0.11)
Dividends declared per share of Class A Common Stock(b)	$0.53	$0.41
___________
(a)No undistributed losses were allocated to unvested participating RSUs during the three months ended March 31, 2025 and 2024, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The first quarter dividends were declared on May 7, 2025 and are payable on June 2, 2025.
13. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On February 27, 2025, an additional 6,540,183 shares of Class A common stock were registered, increasing the share reserve to 36,496,786, of which 33,130,147 were available to be issued as of March 31, 2025.
Service Awards
Ordinary Service Awards
In the ordinary course of business, the Company grants equity awards subject to service conditions, granted as part of the Company’s standard incentive structure initiatives. These awards are referred to as (“Ordinary Service Awards”).

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Special Purpose Employee Service Awards
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of Special Purpose Service Awards which entitle the holder to one share of Class A common stock upon vesting. These units generally vest over a term of four to six years.
Additionally, in conjunction with the acquisition of TPG Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 6.3 million are outstanding to date. These units generally vest over a term of five years.
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
Special Purpose CEO Service Award
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s Chief Executive Officer (the “CEO”) on November 30, 2023, comprised of 2.6 million restricted stock units as Special Purpose Service Awards, intended to incentivize the CEO to drive shareholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and ensure retention (the “CEO Service Award”). The CEO Service Award is subject to service-based vesting conditions over a four-year service period beginning on January 13, 2025 and each one-year anniversary thereafter. Compensation expense for this award is recognized on a straight-line basis.
The following table summarizes the outstanding RSUs for Service Awards as of March 31, 2025 (in millions, including share data):

	Units Outstanding as of March 31, 2025	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2025
		March 31, 2025	March 31, 2024
Restricted Stock Units
Ordinary Service Awards	9.7	$42.8	$20.9	$419.4
Special Purpose Service Awards	11.7	32.1	34.3	296.1
Total Service Award RSUs	21.4	$74.9	$55.2	$715.5
For the three months ended March 31, 2025 and 2024 the Company granted 3.4 million and 3.7 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the rollforward of the Company’s unvested Service Awards for the three months ended March 31, 2025 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	25.3	$34.30
Granted	3.4	61.66
Vested	(7.0)	32.64
Forfeited	(0.3)	33.31
Balance at March 31, 2025	21.4	$39.16
As of March 31, 2025, there was approximately $715.5 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.1 years.
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
Special Purpose IPO Executive Market Condition Awards
Under the Omnibus Plan and in conjunction with the IPO, the Company also granted 1.1 million restricted stock units as Special Purpose Market Condition Awards in order to incentivize and retain key members of management and further their alignment with our shareholders (the “IPO Executive Market Condition Awards”). The IPO Executive Market Condition Awards are subject to both market performance and service based vesting conditions, including (i) a time-based component requiring a five-year service period and (ii) a market price component with a target Class A common stock share price at $44.25 within five years and $59.00 within eight years. Dividend equivalents accrue on the vested and unvested Special Purpose Service Awards when the dividend occurs. Dividend equivalents accrue for the vested and unvested portions of the IPO Executive Market Condition Awards and are paid only when both the applicable service and market performance conditions are satisfied.
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the three months ended March 31, 2025, 0.2 million IPO Executive Market Condition Awards vested.
Special Purpose CEO Market Conditions Award
The long-term performance incentive award granted to the CEO under the Omnibus Plan on November 30, 2023, is also comprised of 3.9 million restricted stock units as Special Purpose Market Condition Awards, and is intended to incentivize the CEO to drive shareholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in line with peer competitors in order to promote and ensure retention (the “CEO Market Conditions Award”).

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Compensation expense for the CEO Market Conditions Award is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, the first three market hurdles of the CEO Market Conditions Award of Class A common stock share prices of $52.50, $58.45 and $64.05 were met. As such, 20% of these tranches have vested or will vest on each of January 13, 2025, 2026, 2027, 2028 and 2029.
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of March 31, 2025 (in millions, including share data):

	Units Outstanding as of March 31, 2025	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2025
		March 31, 2025	March 31, 2024
Restricted Stock Units
Ordinary Performance Condition Awards	0.7	$1.5	$(1.7)	$17.5
Special Purpose Market Condition Awards	3.7	11.1	5.2	44.2
Total Market and Performance Condition Award RSUs	4.4	$12.6	$3.5	$61.7
The following table presents the roll forwards of the Company’s unvested Special Purpose Market Condition Awards for the three months ended March 31, 2025 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	4.6	$20.41
Granted	—	—
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	(0.1)	16.59
Balance at March 31, 2025	3.7	$20.45
As of March 31, 2025, there was approximately $44.2 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total Restricted Stock Units
For the three months ended March 31, 2025 and 2024, the Company recorded total restricted stock unit compensation expense of $87.5 million and $58.7 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $4.4 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the Company had 7.4 million and 3.9 million restricted stock units vest at a fair value of $463.6 million and $154.0 million, respectively (excluding vested, but unsettled units). During the three months ended March 31, 2025, the restricted stock units were settled by issuing 4,554,542 shares of TPG Inc. Class A common stock, net of withholding tax of $180.1 million (excluding vested, but unsettled units). During the three months ended March 31, 2024, the restricted stock units were settled by issuing 2,425,290 shares of TPG Inc. Class A common stock, net of withholding tax of $58.1 million (excluding vested, but unsettled units).
The following table summarizes all outstanding RSU awards as of March 31, 2025 (in millions, including share data):

	Units Outstanding as of March 31, 2025	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2025
		March 31, 2025	March 31, 2024
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	9.7	$42.8	$20.9	$419.4
Ordinary Performance Condition Awards	0.7	1.5	(1.7)	17.5

Special Purpose Awards:
Special Purpose Service Awards	11.7	32.1	34.3	296.1
Special Purpose Market Condition Awards	3.7	11.1	5.2	44.2
Total Restricted Stock Units	25.8	$87.5	$58.7	$777.2
Other Awards
As a result of the Reorganization and the IPO in 2022, certain of the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, in conjunction with the Reorganization, the IPO and the acquisition of NewQuest, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock (collectively, the “Other IPO-Related Awards”) subject to both service and performance conditions, some of which are deemed probable of achieving.
In conjunction with the acquisition of TPG Angelo Gordon, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the outstanding Other Awards as of March 31, 2025 (in millions, including share data):

	Unvested Units/Shares Outstanding as of March 31, 2025	Compensation Expense for the Three Months Ended		Unrecognized Compensation Expense as of March 31, 2025
		March 31, 2025	March 31, 2024
TPH and RPH Units
TPH units	25.7	$53.5	$74.7	$553.2
RPH units	0.2	5.2	14.7	63.6
Total TPH and RPH Units	25.9	$58.7	$89.4	$616.8

Common Units and Class A Common Stock
Common Units	35.6	$52.3	$63.1	$711.8
Class A Common Stock	—	0.4	4.4	—
Total Common Units and Class A Common Stock	35.6	$52.7	$67.5	$711.8

TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $58.7 million and $89.4 million for the three months ended March 31, 2025 and 2024, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the three months ended March 31, 2025 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	26.1	$26.74	0.2	$457.10
Reallocated	0.0	57.90	—	—
Vested	(0.4)	27.54	—	—
Forfeited	(0.0)	25.27	—	—
Balance at March 31, 2025	25.7	$26.78	0.2	$457.10
Forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of March 31, 2025, there was approximately $616.8 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $553.2 million and $63.6 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $52.7 million and $67.5 million for the three months ended March 31, 2025 and 2024, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the three months ended March 31, 2025 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	36.0	$25.50	0.3	$29.50
Reallocated	—	—	—	—
Vested	(0.4)	27.29	(0.3)	29.50
Forfeited	—	—	—	—
Balance at March 31, 2025	35.6	$25.48	—	$—
Total unrecognized compensation expense related to outstanding unvested awards as of March 31, 2025 was $711.8 million.
Other Liability Classified Awards
In conjunction with the acquisition of TPG Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of FRR targets during the period beginning on January 1, 2026 and ending on December 31, 2026.
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. For the three months ended March 31, 2025 and 2024, the Company recognized compensation expense of $9.9 million and $9.1 million, respectively related to its liability-classified awards with a corresponding increase in other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of March 31, 2025 was $67.1 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through equity-based compensation expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Equity-based compensation expense is offset by related management fees earned by the Company from TRTX. During the three months ended March 31, 2025 and 2024, the Company recognized $1.3 million and $4.2 million, respectively, of management fees and equity-based compensation expense.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of March 31, 2025, 116,946,288 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 245,970,148 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
Total 2025 Dividend Year (through Q1 2025)			$0.41

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the three months ended March 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354

2024 Exchanges(a)
February 27, 2024	17,704,987
__________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Distributions to holders of other non-controlling interests	$35,679	$38,197
Deferred tax assets	146,402	201,906
Due to affiliates	130,619	185,351
Additional paid-in-capital	15,783	16,555
15. Subsequent Events
On May 3, 2025, the Company and certain of its affiliated entities entered into a definitive agreement (the “Transaction Agreement”) with Peppertree Capital Management, Inc. (“Peppertree”) and certain affiliated entities and equityholders thereof (together with Peppertree, the “Peppertree Parties”), pursuant to which the Company will acquire the Peppertree business for an estimated closing consideration to be delivered of (i) $242.0 million in cash (based on an assumed level of net cash and working capital of Peppertree), (ii) 5,873,939 Common Units of TPG Operating Group (including an equal number of shares of Class B common stock of the Company), and restricted stock units of the Company and (iii) 2,913,939 shares of nonvoting Class A common stock of the Company. In addition, upon the satisfaction of certain fee-related revenue and fundraising targets by Peppertree, certain Peppertree Parties will be entitled to an earnout payment of up to $300.0 million (the “Earnout Payment”) over the next few years. If achieved, the Earnout Payment is payable, at the Company’s election and subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (including an equal number of Class B common stock) or a combination thereof. The transaction is subject to required regulatory approvals and certain other customary closing conditions.
Other than the events noted above and in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since March 31, 2025 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025. We assume no obligation to update any of these forward-looking statements.
Overview
TPG is a leading global alternative asset manager with $250.6 billion in assets under management (“AUM”) as of March 31, 2025. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 400 active portfolio companies, more than 300 real estate properties and over 5,500 credit positions, across more than 30 countries.
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

TPG Angelo Gordon
	Capital	Growth	Impact	Credit	Real Estate	Real Estate	Market Solutions
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$76.0 billion AUM	$28.8 billion AUM	$28.0 billion AUM	$73.4 billion AUM	18.6 billion AUM	$18.1 billion AUM	$7.7 billion AUM

Products	TPG Capital TPG Asia TPG Healthcare Partners	TPG Growth TPG Tech Adjacencies TPG Digital Media TPG Life Sciences Innovation	The Rise Funds TPG Rise Climate TPG Rise Climate Transition Infrastructure TPG NEXT	TPG AG Credit Solutions TPG AG Structured Credit & Specialty Finance TPG AG Middle Market Direct Lending TPG AG CLOs TPG AG Multi-Strategy	TPG AG U.S. Real Estate TPG AG Asia Real Estate TPG AG Europe Real Estate TPG AG Net Lease	TPG Real Estate Partners Real Estate Thematic Advantage Core Plus Real Estate Credit	GP-led Secondaries Public Market Investing Capital Markets
_______________
Note: AUM as of March 31, 2025.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Asia and (3) TPG Healthcare Partners.
The following table presents certain data about our Capital platform as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$76	$36	9	$13

Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $45.4 billion in assets under management as of March 31, 2025. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $22.7 billion in assets under management as of March 31, 2025. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
The following table presents certain data about our Growth platform as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$29	$13	10	$5
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $18.5 billion in assets under management as of March 31, 2025. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $7.6 billion in assets under management as of March 31, 2025, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
The following table presents certain data about our Impact platform as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$28	$19	9	$11
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $9.4 billion in assets under management as of March 31, 2025. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $14.5 billion in total commitments. TPG Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials, and adaptive solutions, all without sacrificing our focus on financial returns. TPG Rise Climate has a global focus and invests opportunistically across buyouts and carve-outs and growth equity transactions.
Product: TPG Rise Climate Transition Infrastructure
TPG Rise Climate Transition Infrastructure (“Rise Climate TI”) is our newly formed product focused on investing in infrastructure businesses and assets that we believe have or will have positive climate impact. TPG Rise Climate Transition Infrastructure pursues climate-related investments in thematic areas including clean electrons, clean molecules and materials, and adaptive solutions, seeking to capture return opportunities between core infrastructure and private equity within the energy transition, green mobility, negative emissions and sustainable fuels sectors.

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
The following table presents certain data about our TPG AG Credit as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$73	$44	80	$12
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $17.7 billion in assets under management as of March 31, 2025, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally-managed, publicly traded residential mortgage real estate investment trust. As of March 31, 2025, TPG AG Structured Credit & Specialty Finance had $19.9 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-end fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of March 31, 2025, TPG AG Middle Market Direct Lending had $25.8 billion in assets under management.

Product: TPG AG CLOs
TPG AG CLOs, with $7.6 billion in assets under management as of March 31, 2025 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO investment team comprises of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.4 billion in assets under management as of March 31, 2025, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our TPG AG Real Estate as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$15	28	$7
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.8 billion in assets under management as of March 31, 2025, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.4 billion in assets under management as of March 31, 2025, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.4 billion in assets under management as of March 31, 2025, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.1 billion in assets under management as of March 31, 2025, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) Real Estate Credit.
The following table presents certain data about our Real Estate platform as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$12	5	$6
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.4 billion in assets under management as of March 31, 2025, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.7 billion in assets under management as of March 31, 2025, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of March 31, 2025, the TRTX loan investment portfolio consisted of 45 first mortgage loans (or interests therein) and total loan commitments of $3.4 billion.

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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of March 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$8	$5	8	$2
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
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.2 billion in assets under management as of March 31, 2025, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $2.0 billion in assets under management as of March 31, 2025, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: Public Market Investing
TPG Public Equities
TPG Public Equities (“TPEP”) seeks to generate superior risk-adjusted returns through deep, fundamental private equity-style research in the public markets. TPEP is not siloed from our private investment businesses from an information perspective, which allows TPEP to collaborate with sector-focused teams across the rest of our firm and leverage TPG’s full intellectual capital and resources. TPEP manages a $1.2 billion long / short fund and a $0.8 billion long-only fund as of March 31, 2025, both of which are managed with broad, opportunistic mandates.

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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three months ended March 31, 2025 and 2024, our capital markets business drove $61.5 million and $46.2 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
The first quarter of 2025 saw significant volatility across risk assets as investors navigated conflicting economic indicators and trade policy uncertainty.
Rapid developments in trade policy were arguably the most significant factor affecting markets in the first quarter of 2025. The Trump administration unveiled tariffs on Canada, Mexico and China in February and followed with sweeping global tariff policies in early April. Markets reacted sharply to the policies, with major equity indices falling into correction territory due to fears of a policy-induced recession and escalating geopolitical instability. First quarter 2025 U.S. gross domestic product (“GDP”) figures released in late April revealed that the domestic economy contracted during the first quarter of the year largely due to businesses accelerating imports, which subtract from the Commerce Department’s calculation of GDP, in anticipation of tariff policies.
In light of elevated uncertainty, the Federal Reserve elected to not change the Federal Funds Rate during the quarter, maintaining its prevailing 4.25%-4.50% target at both its January and March 2025 meetings. While certain areas of the economy indicate that monetary policy is sufficiently restrictive, impending tariffs, combined with slowing GDP, could result in a broad-based economic slowdown and imply a need for more dovish monetary policy. Market expectations for rate cuts over the balance of 2025 remain fluid.
Inflation slowed over the first three months of 2025. The U.S. Consumer Price Index rose 3.0% year-over-year in January, 2.8% in February and 2.4% in March. Core CPI, which excludes food and energy prices, similarly slowed over the quarter, coming in year-over year at +3.3% in January, +3.1% in February and +2.8% in March. The U.S. employment picture remains robust with the U.S. economy adding 143,000 non-farm jobs in January, 151,000 in February and 228,000 in March with the relevant unemployment rate recorded at 4.0%, 4.1% and 4.1%, respectively.
The U.S. Treasury yields fell lower throughout the quarter as investors sought safe-haven assets amid the broader market volatility, with moves more pronounced in the middle of the curve. At the front end, 2-Year Treasury yields fell 36 basis points in the quarter to 3.885% and yields on the 5-Year Treasury fell 43 basis points to 3.950%. Longer out the curve, the 10-Year Treasury yield dropped 37 basis points to 4.207% and the 30-Year Treasury yield fell 21 basis points to 4.572%.

In corporate credit markets, both U.S. and European high yield generated positive performance in the first quarter of 2025, though volatility was heightened by global tariff and other macroeconomic tensions. According to J.P. Morgan data, U.S. high yield gained 1.0% and the European market returned 0.6% during the three-month period. In the United States, high yield bond spreads widened by 59 basis points to 384 basis points, while in Europe, high yield spreads widened 35 basis points to end the quarter at 412 basis points. The high yield default rate, measured on a trailing twelve-month basis, declined from 1.5% to 1.2% in the United States but continued to increase in Europe from 3.3% to 3.6%. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 0.5% return, and the J.P. Morgan European Leveraged Loan Index posted a 1.1% return for the first quarter of 2025. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 8.1% and 452 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.2% and 477 basis point spread.
Major US equity indices traded lower during the first quarter of 2025 amid the uncertainty around trade policy and potential resulting impact on global economic growth. The S&P 500, Nasdaq and Dow Jones Industrial Average lost (4.6%), (10.4%) and (1.3%), respectively. Losses were sharpest in the Consumer Discretionary and Information Technology sectors, which fell (14.0%) and (12.8%), respectively, as steep losses in several mega-cap stocks dragged on performance. Energy, Healthcare and Consumer Staples were relative outperformers, gaining 9.3%, 6.1% and 4.6%, respectively. Volatility in the U.S. equity market, as measured by the CBOE Volatility Index, ticked up to 22.0 as of the end of the quarter compared to 17.4 as of the end of 2024, though rose significantly post-quarter end to a high of over 60.0. Global equity markets outperformed relative to U.S. equity indices, with the MSCI Europe Index rising 5.3% and the MSCI Asia Pacific Index rising 0.2%.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 33% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of March 31, 2025. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Operating Segments
We operate our business in a single operating and reportable segment, as our CEO, who is our CODM, manages the business on a consolidated basis. We operate collaboratively across product lines through shared investment themes and shared support functions that span across product lines.
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

Key Financial Measures
Our key financial and operating measures are discussed below:
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$543,455	$512,295
Capital allocation-based income	491,421	311,776
Total revenues	1,034,876	824,071
Expenses
Compensation and benefits:
Cash-based compensation and benefits	223,570	206,336
Equity-based compensation	205,832	227,908
Performance allocation compensation	298,705	196,434
Total compensation and benefits	728,107	630,678
General, administrative and other	164,311	151,632
Depreciation and amortization	31,382	32,965
Interest expense	24,060	21,122
Total expenses	947,860	836,397
Investment income (loss)
Net losses from investment activities	(2,087)	(5,198)
Interest, dividends and other	9,248	12,904
Total investment income	7,161	7,706
Income (loss) before income taxes	94,177	(4,620)
Income tax expense	6,349	4,386
Net income (loss)	87,828	(9,006)
Net loss attributable to non-controlling interests in TPG Operating Group	(12,099)	(55,037)
Net income attributable to other non-controlling interests	74,534	30,512
Net income attributable to TPG Inc.	$25,393	$15,519

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.08	$0.09
Diluted	$0.00	$(0.11)
Weighted-average shares of Class A common stock outstanding
Basic	117,408,263	89,113,782
Diluted	369,358,961	364,350,918

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
Revenues consisted of the following for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	%

	($ in thousands)
Management fees	$418,951	$407,417	$11,534	3%
Transaction, monitoring and other fees	61,513	46,169	15,344	33%
Expense reimbursements and other	62,991	58,709	4,282	7%
Total fees and other	543,455	512,295	31,160	6%
Performance allocations	450,560	289,643	160,917	56%
Capital interests	40,861	22,133	18,728	85%
Total capital allocation-based income	491,421	311,776	179,645	58%
Total revenues	$1,034,876	$824,071	$210,805	26%
Fees and other revenues increased $31.2 million, or 6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This change resulted from a $15.3 million increase in transaction, monitoring and other fees, a $11.5 million increase in management fees and a $4.3 million increase in expense reimbursements and other.
Management Fees. Management fees increased $11.5 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by higher management fees from our Growth, Impact, TPG AG Credit, TPG AG Real Estate and Real Estate platforms, offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $16.6 million during the three months ended March 31, 2025. The change is primarily due to catch-up fees earned as a result of additional capital commitments from limited partners in Asia VIII during the three months ended March 31, 2024 and a decrease in the fee basis of TPG VII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $4.5 million primarily due to catch-up fees earned from subsequent closings during the three months ended March 31, 2025 from Growth VI.
Management fees from our Impact platform increased $17.6 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily due to fees earned from Rise Climate II during the three months ended March 31, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit platform increased $5.6 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily due to fees earned from Credit Solutions III, which was activated during the second quarter of 2024, and an increase in fee basis from MMDL V as a result of new investments. These were partially offset by a decrease in fee basis from Credit Solutions II Dislocation A as a result of lower fee earning AUM.
Management fees from TPG AG Real Estate platform increased $7.6 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily due to catch-up fees earned from Europe Realty IV during the three months ended March 31, 2025. This was partially offset by Asia Realty V, which had higher fees in the prior period as a result of catch-up fees recognized during the three months ended March 31, 2024.
Management fees from our Real Estate platform increased $0.6 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024.

Management fees from our Market Solutions platform decreased $2.8 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily as a result of a decrease in TPEP’s fee earning AUM.
Certain management fees totaling $16.5 million earned during the three months ended March 31, 2025 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $8.9 million for Europe Realty IV, $3.0 million for Growth VI and $2.8 million from Rise Climate II.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $15.3 million, or 33%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by a $11.5 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer. In addition, fee-related performance revenues increased $2.3 million for the three months ended March 31, 2025 related to TCAP.
Expense Reimbursements and Other. Expense reimbursements and other increased $4.3 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in in-house services and reimbursable expenses.
Performance Allocations. Performance allocations increased $160.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Realized performance allocation gains for the three months ended March 31, 2025 and 2024 totaled $213.4 million and $198.8 million, respectively. Unrealized performance allocation gains for the three months ended March 31, 2025 and 2024 totaled $237.2 million and $90.8 million, respectively.
The table below highlights performance allocations for the three months ended March 31, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended March 31,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$241,909	$67,919	$173,990	256%
Growth(1)	47,702	89,618	(41,916)	(47)%
Impact	15,568	20,729	(5,161)	(25)%
TPG Angelo Gordon
TPG AG Credit	68,749	101,728	(32,979)	(32)%
TPG AG Real Estate	(51,374)	(21,902)	(29,472)	(135)%
Real Estate	107,527	27,458	80,069	292%
Market Solutions	(8,360)	(15,000)	6,640	44%
Total TPG Operating Group Shared:	$421,721	$270,550	$151,171	56%
TPG Operating Group Excluded:
Capital	$1,980	$2,654	$(674)	(25)%
Growth	26,493	17,006	9,487	56%
Real Estate	366	(567)	933	165%
Total TPG Operating Group Excluded(2)	28,839	19,093	9,746	51%
Total Performance Allocations	$450,560	$289,643	$160,917	56%

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
Performance allocation income was $450.6 million for three months ended March 31, 2025 compared to $289.6 million for three months ended March 31, 2024. This change was primarily driven by higher performance allocations from our Capital, Real Estate and Market Solutions platforms during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Performance allocation income from our Capital platform was $241.9 million for the three months ended March 31, 2025 compared to $67.9 million for the three months ended March 31, 2024. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $110.7 million from TPG IX, $67.1 million from Asia VII and $30.4 million from Asia VIII, partially offset by losses of $15.4 million from THP I. Performance allocation income for the three months ended March 31, 2024 was primarily attributable to gains of $73.7 million from TPG VIII, $45.5 million from TPG IX and $20.6 million from Asia VIII, partially offset by losses of $51.4 million from Asia VII and $24.3 million from Asia VI.
Performance allocation income from our Growth platform was $47.7 million for the three months ended March 31, 2025 compared to $89.6 million for the three months ended March 31, 2024. Performance allocation income for the three months ended March 31, 2025 was primarily driven by income of $16.8 million from Growth V, $16.2 million from Growth VI and $12.5 million from Growth IV, partially offset by losses of $5.2 million from Growth III. Performance allocation income for the three months ended March 31, 2024 was primarily driven by $38.0 million from TTAD II, $35.9 million from Growth V and $22.5 million from Growth IV.
Performance allocation income from our Impact platform was $15.6 million for the three months ended March 31, 2025 compared to $20.7 million for the three months ended March 31, 2024. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $18.1 million from Rise III, $7.3 million from Rise Climate I and $6.8 million from Rise II, partially offset by losses of $16.6 million from Rise I. Performance allocation income for the three months ended March 31, 2024 was largely driven by gains of $23.5 million from Rise Climate.
Performance allocation income from TPG AG Credit platform was $68.7 million for the three months ended March 31, 2025 compared to $101.7 million for the three months ended March 31, 2024. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $14.8 million from MVP Fund, $8.8 million from Credit Solutions III, $7.9 million from Credit Solutions II, $7.2 million from ABC Fund and $6.7 million from MMDL V. Performance allocation income for the three months ended March 31, 2024 was largely driven by gains of $24.5 million from MVP Funds, $17.3 million from Credit Solutions II, $8.8 million from MMDL IV and $6.6 million from MMDL III.
Performance allocation losses from TPG AG Real Estate platform was $51.4 million for the three months ended March 31, 2025 compared to $21.9 million for the three months ended March 31, 2024. Performance allocation losses for the three months ended March 31, 2025 was largely driven by losses of $30.5 million from Realty X and $12.6 million from Europe Realty III. Performance allocation losses for the three months ended March 31, 2024 was largely driven by losses of $20.6 million from Europe Realty II and $8.5 million from Growth Capital I, offset by gains of $11.7 million from Europe Realty III.
Performance allocation income from our Real Estate platform was $107.5 million for the three months ended March 31, 2025 compared to $27.5 million for the three months ended March 31, 2024 attributable to TREP III.
Performance allocation losses of $8.4 million from our Market Solutions platform for the three months ended March 31, 2025 were primarily driven by $13.3 million of loss from NewQuest IV, partially offset by net gains of $3.4 million from NewQuest V. Performance allocation losses for the three months ended March 31, 2024 were primarily driven by $26.3 million of loss from New Quest III, partially offset by net gains of $8.5 million from TGS and $7.0 million from NewQuest V during the three months ended March 31, 2024.

TPG Operating Group Excluded entities generated income of $28.8 million during the three months ended March 31, 2025 compared to income of $19.1 million during the three months ended March 31, 2024. Performance allocation income for three months ended March 31, 2025 was primarily driven by gains of $11.2 million from Biotech III, $7.5 million from Gator and $7.0 million from Growth II from our Growth platform and $2.7 million from TPG VI from our Capital platform. Performance allocation income for the three months ended March 31, 2024 was primarily driven by gains of $6.4 million from Biotech V, $4.5 million from Gator and $4.4 million from Growth II from our Growth platform.
As of March 31, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.9 billion. As of March 31, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased $18.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily attributable to gains on our investments in TPG IX, Asia VII and Asia VIII, which were partially offset by losses from our investments in Rise I and TGS during the three months ended March 31, 2025. During the three months ended March 31, 2024, we recognized gains on our investments in TPG VIII, TPG IX and TRTX, which were partially offset by losses from our investments in Asia VII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $17.2 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased $22.1 million, or 10%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily attributable to the vesting of certain Other Awards during the year ended December 31, 2024 and January 2025, partially offset by an increase in compensatory restricted stock unit grants to TPG employees, as described in Note 13 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased $102.3 million, or 52% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased $12.7 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by the increase in rent expense due to the commencement of the New York office lease in 2025 and other administrative costs.
Depreciation and Amortization. Depreciation and amortization decreased $1.6 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest Expense. Interest expense increased $2.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in outstanding principal balances on our debt obligations.
Net Losses from Investment Activities. Net losses from investment activities was $2.1 million for three months ended March 31, 2025 compared to net losses of $5.2 million for the three months ended March 31, 2024. This change was primarily attributable to net losses from investments held for sale and other during the three months ended March 31, 2025.
Interest, Dividends and Other. Interest, dividends and other decreased $3.7 million, or 28%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Income Tax Expense. Income tax expense increased $2.0 million, or 45%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in income before income taxes during the three months ended March 31, 2025 as compared to the three months ended March 31, 2025.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	March 31, 2025	December 31, 2024

	($ in thousands)
Assets
Cash and cash equivalents	$821,971	$808,017
Investments	7,906,088	7,503,281
Due from affiliates	308,046	447,012
Intangible assets and goodwill	943,160	969,786
Right-of-use assets	586,158	208,501
Other assets	748,601	598,512
Total assets	$11,314,024	$10,535,109

Liabilities and Equity
Debt obligations	$1,483,287	$1,281,984
Due to affiliates	649,625	465,137
Accrued performance allocation compensation	4,435,527	4,376,523
Operating lease liabilities	611,886	223,131
Other liabilities	634,984	596,345
Total liabilities	7,815,309	6,943,120

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (123,552,251 and 109,211,355 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	124	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (245,970,148 and 255,756,502 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	246	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,049,823	970,719
Accumulated deficit	(227,114)	(186,983)
Non-controlling interests	2,675,636	2,807,888
Total equity	3,498,715	3,591,989
Total liabilities and equity	$11,314,024	$10,535,109
Investments increased $402.8 million during the three months ended March 31, 2025 primarily due to net capital allocation-based income of $491.4 million and purchases of $191.1 million, which were partially offset by proceeds of $430.4 million.
Right-of-use assets and operating lease liabilities increased $377.7 million and $388.8 million, respectively, for the three months ended March 31, 2025 primarily due to the commencement of the New York office lease in 2025.
Debt obligations increased $201.3 million during the three months ended March 31, 2025 primarily due to borrowings under our Senior Unsecured Revolving Credit Facility and 364-Day Credit Facility.
Due to affiliates increased $184.5 million during the three months ended March 31, 2025 primarily due to an increase of $124.3 million in expected payments to be made in future years in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
Accrued performance allocation compensation increased $59.0 million for the three months ended March 31, 2025, primarily attributable to net increases in performance fee compensation expense of $298.7 million, partially offset by settlements of performance allocation compensation of $237.0 million during the three months ended March 31, 2025.

Non-GAAP Financial Measures
Distributable Earnings. Distributable Earnings (“DE”) is used to assess performance and amounts potentially available for distributions to partners. DE is derived from and reconciled to, but not equivalent to, its most directly comparable U.S. GAAP measure of net income. DE differs from U.S. GAAP net income computed in accordance with U.S. GAAP in that it does not include (i) unrealized performance allocations and related compensation expense, (ii) unrealized investment income, (iii) equity-based compensation expense, (iv) amortization, (v) net income (loss) attributable to non-controlling interests in consolidated entities, or (vi) certain other items, such as contingent reserves.
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
Fee-Related Earnings. Fee-Related Earnings (“FRE”) is a supplemental performance measure and is used to evaluate our business and make resource deployment and other operational decisions. FRE differs from net income computed in accordance with U.S. GAAP in that it adjusts for the items included in the calculation of DE and also adjusts to exclude (i) realized performance allocations and related compensation expense, (ii) realized investment income from investments and financial instruments, (iii) net interest (interest expense less interest income), (iv) depreciation, and (v) certain non-core income and expenses. We use FRE to measure the ability of our business to cover compensation and operating expenses from fee revenues other than capital allocation-based income. The use of FRE without consideration of the related U.S. GAAP measures is not adequate due to the adjustments described herein.

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
The following table sets forth our total FRE and DE for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Management fees	$413,160	$402,684
Fee-related performance revenues	6,201	3,875
Transaction, monitoring and other fees, net	53,973	34,155
Other income	2,930	10,494
Fee-Related Revenues	476,264	451,208
Cash-based compensation and benefits, net	193,549	181,683
Fee-related performance compensation	3,100	1,938
Operating expenses, net	98,053	85,216
Fee-Related Expenses	294,702	268,837
Fee-Related Earnings	181,562	182,371
Realized performance allocations, net	39,621	31,552
Realized investment income and other, net	(3,962)	(9,315)
Depreciation expense	(4,950)	(5,615)
Interest expense, net	(14,492)	(9,987)
Distributable Earnings	197,779	189,006
Income taxes	(11,043)	(8,381)
After-Tax Distributable Earnings	$186,736	$180,625
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Fee-Related Revenues
Fee-related revenues increased $25.1 million, or 6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily due to a $19.8 million increase in transaction, monitoring and other fees, net, additional management fees of $10.5 million, and a $2.3 million increase in fee-related performance revenues, offset by a decrease of other income of $7.6 million.

Management Fees
The following table presents management fees in our platforms for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Capital	$111,574	$134,989
Growth	44,525	39,674
Impact	63,679	48,390
TPG Angelo Gordon
TPG AG Credit	82,765	74,748
TPG AG Real Estate	59,790	51,931
Real Estate	34,951	34,370
Market Solutions	15,876	18,582
Total Management Fees	$413,160	$402,684
Management fees increased $10.5 million, or 3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by higher management fees from our Growth, Impact, TPG AG Credit, TPG AG Real Estate and Real Estate platforms, offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $23.4 million during the three months ended March 31, 2025 primarily due to catch-up fees earned as a result of additional capital commitments from limited partners in Asia VIII during the three months ended March 31, 2024 and a decrease in the fee basis of TPG VII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $4.9 million primarily due to catch-up fees earned from subsequent closings during the three months ended March 31, 2025 from Growth VI.
Management fees from our Impact platform increased $15.3 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily due to fees earned from Rise Climate II during the three months ended March 31, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit increased $8.0 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024, primarily due to fees earned from Credit Solutions III, which was activated during the second quarter of 2024, and an increase in fee basis from MMDL V as a result of new investments. These were partially offset by a decrease in fee basis from Credit Solutions II Dislocation A as a result of lower fee earning AUM.
Management fees from TPG AG Real Estate increased $7.9 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024 primarily due to catch-up fees earned from Europe Realty IV during the three months ended March 31, 2025. This was partially offset by Asia Realty V, which had higher fees in the prior period as a result of catch-up fees recognized during the three months ended March 31, 2024.
Management fees from our Real Estate platform increased $0.6 million during the three months ended March 31, 2025 compared to three months ended March 31, 2024.
Management fees from our Market Solutions platform decreased $2.7 million primarily from TPEP as a result of a decrease in fee earning AUM.
Certain management fees totaling $16.5 million earned during the three months ended March 31, 2025 were considered catch-up fees as a result of additional capital commitments from limited partners. Catch-up fees primarily consisted of $8.9 million for Europe Realty IV, $3.0 million for Growth VI and $2.8 million from Rise Climate II.

Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
TPG AG Credit	$6,201	$3,875
Total Fee-Related Performance Revenues	$6,201	$3,875
Fee-related performance revenues increased $2.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to higher fees from TCAP.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Capital	$1,445	$1,412
Growth	349	199
Impact	1,898	1,523
TPG Angelo Gordon
TPG AG Credit	1,864	1,044
TPG AG Real Estate	502	424
Real Estate	481	—
Market Solutions	47,434	29,553
Total Transaction, Monitoring and Other Fees, Net	$53,973	$34,155
Transaction, monitoring and other fees, net increased $19.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily driven by a $17.9 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased $7.6 million, or 72%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased $25.9 million, or 10%, during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily due to an increase in operating expenses, net of $12.8 million and cash-based compensation and benefits, net of $11.9 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Salaries	$92,075	$87,717
Bonuses	81,284	77,187
Benefits and other	46,639	36,188
Reimbursements	(26,449)	(19,409)
Total Cash-Based Compensation and Benefits, Net	$193,549	$181,683
Cash-based compensation and benefits, net increased $11.9 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily due to higher salaries and benefits resulting from an overall increase in headcount, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
TPG AG Credit	$3,100	$1,938
Total Fee-related Performance Compensation	$3,100	$1,938
Total fee-related performance compensation increased $1.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $12.8 million, or 15%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was primarily due to an increase in professional fees and travel expenses.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Capital	$26,861	$18,273
Impact	4,519	11,618
TPG Angelo Gordon
TPG AG Credit	6,148	1,616
TPG AG Real Estate	—	45
Real Estate	2,093	—
Total Realized Performance Allocations, Net	$39,621	$31,552
Realized performance allocations, net of $39.6 million for the three months ended March 31, 2025 were generated primarily from realizations of $16.9 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $4.5 million from Rise Climate I in the Impact platform and $2.5 million from MMDL IV in TPG AG Credit. The activity consisted of realizations sourced from portfolio companies including Viking Cruises and DirecTV.
Realized performance allocations, net of $31.6 million for the three months ended March 31, 2024 were generated primarily from realizations of $13.9 million from TPG VIII and $3.9 million from Asia VII in the Capital platform and $11.6 million from Rise Climate I in the Impact platform. The activity consisted of realizations sourced from portfolio companies, including DirecTV, Singlife and Nextracker.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Investments in funds	$17,560	$2,159
Non-core income (expense)	(21,522)	(11,474)
Total Realized Investment Income and Other, Net	$(3,962)	$(9,315)
The change in realized investment income and other, net of $5.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 resulted primarily from an increase in realizations from certain investments in our funds, partially offset by an increase in our non-core expense. Our non-core activity primarily relates to expenses on our unoccupied lease space and pre-signing diligence costs for our proposed acquisition of the Peppertree business.
Depreciation
Depreciation expense decreased $0.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Interest Expense, Net
The following table presents interest expense, net for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Interest expense	$24,055	$21,045
Interest (income)	(9,563)	(11,058)
Interest Expense, Net	$14,492	$9,987
Interest expense, net increased $4.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in realized performance allocations, net, partially offset by an increase in interest expense, net.
Income Taxes
Income taxes increased $2.7 million, or 32%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to an increase in our Tax Receivable Agreement liability in the three months ended March 31, 2025.
Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three months ended March 31, 2025 and 2024:
Revenue

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
GAAP Revenue	$1,034,876	$824,071
Capital-allocation based income	(491,421)	(311,776)
Expense reimbursements	(59,409)	(45,667)
Investment income and other	(7,782)	(15,420)
Fee-Related Revenues	$476,264	$451,208

Expenses

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
GAAP Expenses	$947,860	$836,397
Depreciation and amortization expense	(31,382)	(32,965)
Interest expense	(24,060)	(21,122)
Expense reimbursements	(59,409)	(45,667)
Performance allocation compensation	(298,705)	(196,434)
Equity-based compensation	(205,832)	(227,908)
Non-core expenses and other	(33,770)	(43,464)
Fee-Related Expenses	$294,702	$268,837
Net Income

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Net (loss) income	$87,828	$(9,006)
Net income attributable to other non-controlling interests	(74,534)	(30,512)
Amortization expense	23,737	23,998
Equity-based compensation	211,380	225,422
Unrealized performance allocations, net	(45,825)	(24,481)
Unrealized investment income	(17,668)	(20,227)
Income taxes	(4,652)	(4,178)
Non-recurring and other	6,470	19,609
After-tax Distributable Earnings	$186,736	$180,625
Income taxes	11,043	8,381
Distributable Earnings	$197,779	$189,006
Realized performance allocations, net	(39,621)	(31,552)
Realized investment income and other, net	3,962	9,315
Depreciation expense	4,950	5,615
Interest expense, net	14,492	9,987
Fee-Related Earnings	$181,562	$182,371
Net Accrued Performance

	March 31, 2025	December 31, 2024

	($ in thousands)
GAAP Investments	$7,906,088	$7,503,281
Equity method and other investments	(1,710,215)	(1,545,202)
Accrued performance allocation compensation	(4,435,527)	(4,376,523)
Impact of other consolidated entities	(740,548)	(607,989)
Net Accrued Performance	$1,019,798	$973,567

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
The following table summarizes our AUM by platform as of March 31, 2025 and 2024:

	March 31,
	2025	2024

	($ in millions)
Capital	$76,016	$71,418
Growth	28,791	27,316
Impact	28,030	19,175
TPG Angelo Gordon
TPG AG Credit	73,430	61,316
TPG AG Real Estate	18,635	18,555
Real Estate	18,051	17,567
Market Solutions	7,668	8,246
AUM as of end of period	$250,621	$223,593

The table below presents rollforwards of our total AUM for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in millions)
Balance as of Beginning of Period	$245,873	$221,623
Capital Raised	5,906	4,660
Realizations	(4,302)	(4,885)
Outflows(1)	(508)	(448)
Changes in Investment Value and Other(2)	3,652	2,643
AUM as of end of period	$250,621	$223,593
___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $4.7 billion during the three months ended March 31, 2025. This change was driven by capital raised of $5.9 billion and net increases in market activity and other of $3.7 billion, partially offset by realizations of $4.3 billion. Capital raised was primarily attributable to fundraising activities of TECA within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III within TPG AG Credit and Europe Realty IV within TPG AG Real Estate. These increases were partially offset by realizations primarily attributable to TPG VII and TPG VIII within the Capital platform, Rise Climate I within the Impact platform and MMDL IV within TPG AG Credit. AUM also increased due to investment appreciation during the three months ended March 31, 2025.
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
The following table summarizes our FAUM by platform as of March 31, 2025 and 2024:

	March 31,
	2025	2024

	($ in millions)
Capital	$36,025	$38,877
Growth	13,120	12,214
Impact	18,575	13,648
TPG Angelo Gordon
TPG AG Credit	43,633	40,930
TPG AG Real Estate	14,659	14,017
Real Estate	11,720	11,539
Market Solutions	5,062	5,734
FAUM as of end of period	$142,794	$136,959

The table below presents rollforwards of our FAUM for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in millions)
Balance as of Beginning of Period	$141,286	$136,794
Fee Earning Capital Raised(1)	2,488	1,540
Deployment(2)	2,816	2,573
Realizations(3)	(2,614)	(2,826)
Reduction in Fee Base(4)	(1,211)	(548)
Outflows(5)	(505)	(420)
Market Activity and Other(6)	534	(154)
FAUM as of end of period	$142,794	$136,959
___________
In 1Q’25, we began reporting Fee-Earning Deployment and Realizations separately from Net Change in Investment Activity. We believe this additional disclosure is helpful to understand key drivers associated with our FAUM. Updating the presentation did not have any impact on total FAUM.
(1)Fee Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments or subscriptions were activated during the period.
(2)Deployment represents increases in investment cost and CLO collateral assets, as well as capital called for investments.
(3)Realizations represent decreases in investment cost and CLO collateral assets, as well as distributions of investment related proceeds.
(4)Reduction in Fee Base represents decreases in the fee basis for funds where the investment or commitment fee period has expired, and the fee base has reduced from commitment base to actively invested capital. It also includes reductions for funds that are no longer fee paying.
(5)Outflows represent redemptions and withdrawals.
(6)Market Activity and Other represents income activity for our funds for which management fees are calculated based on invested net capital or net asset value, as well as foreign exchange fluctuations.

FAUM increased from $141.3 billion as of December 31, 2024 to $142.8 billion as of March 31, 2025. This was driven by fee earning capital raised activity totaling $2.5 billion primarily attributable to TECA within the Growth platform, which had its initial close during the first quarter of 2025, the subsequent closings of Rise Climate II within the Impact platform and Europe Realty IV within TPG AG Real Estate. FAUM also increased due to deployment of $2.8 billion primarily driven by TTAD II within the Growth platform and MMDL V and Credit Solutions II within TPG AG Credit. These increases were partially offset by realizations of $2.6 billion primarily attributable to TPG VII within the Capital platform and MMDL IV, Credit Solutions I, Credit Solutions II Dislocation A and Essential Housing II within TPG AG Credit. For the three months ended March 31, 2025, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.16%.
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

The tables below summarize our net accrued performance by fund vintage year and platform as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

	($ in millions)
Fund Vintage
2019 & Prior	$682	$684
2020	117	117
2021	80	78
2022	126	87
2023	9	5
2024	6	3
Net Accrued Performance	$1,020	$974

	March 31, 2025	December 31, 2024

	($ in millions)
Platform
Capital	$489	$468
Growth	237	226
Impact	115	116
TPG Angelo Gordon
TPG AG Credit	80	73
TPG AG Real Estate	61	71
Real Estate	31	11
Market Solutions	7	9
Net Accrued Performance	$1,020	$974
Net accrued performance was primarily driven by TPG VII, TPG VIII, Asia VII, Growth IV and Growth V as of March 31, 2025 and TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of December 31, 2024.
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
Performance Generating AUM totaled $162.1 billion and $163.4 billion as of March 31, 2025 and December 31, 2024, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $212.0 billion and $209.3 billion as of March 31, 2025 and December 31, 2024, respectively.
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
The table below reflects AUM Subject to Fee Earning Growth by platform as of three months ended March 31, 2025 and 2024:

	March 31, 2025	December 31, 2024

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,030	$3,088
Growth	2,537	2,796
Impact	1,706	1,928
TPG Angelo Gordon
TPG AG Credit	6,701	7,613
TPG AG Real Estate	910	953
Real Estate	2,580	2,515
Market Solutions	289	315
Total AUM Not Yet Earning Fees	$17,753	$19,208

FAUM Subject to Step-Up:
Capital	$690	$926
TPG Angelo Gordon
TPG AG Credit	6,345	5,828
TPG AG Real Estate	2,298	2,183
Total FAUM Subject to Step-Up:	$9,333	$8,937
Total AUM Subject to Fee Earning Growth	$27,086	$28,145
As of March 31, 2025, AUM Not Yet Earning Fees was $17.8 billion, which primarily consisted of TPG VIII and Asia VII within the Capital platform, TTAD II and TDM within the Growth platform, Rise Climate I within the Impact platform, MMDL V, Credit Solutions III and Essential Housing III within TPG AG Credit and TREP III and TAC+ within the Real Estate platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.24% and 2.70% and step-up to rates in the range of 0.25% and 3.00% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of March 31, 2025 relates primarily to TPG IX within the Capital platform, MMDL V and Credit Solutions II within TPG AG Credit and Realty Value XI and Asia Realty V within TPG AG Real Estate.
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

The table below presents capital raised by platform for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in millions)
Capital	$1,046	$1,303
Growth	814	435
Impact	1,722	78
TPG Angelo Gordon
TPG AG Credit	1,650	2,134
TPG AG Real Estate	516	632
Real Estate	142	—
Market Solutions	16	78
Total Capital Raised	$5,906	$4,660
Capital raised totaled approximately $5.9 billion for the three months ended March 31, 2025. This was primarily attributable to the fundraising activities of TECA within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III within TPG AG Credit and Europe Realty IV within TPG AG Real Estate during the three months ended March 31, 2025.
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
The table below presents available capital by platform as of March 31, 2025 and 2024:

	March 31,
	2025	2024

	($ in millions)
Capital	$13,455	$17,441
Growth	5,220	4,981
Impact	11,154	4,710
TPG Angelo Gordon
TPG AG Credit	12,073	7,595
TPG AG Real Estate	6,889	7,617
Real Estate	6,161	7,262
Market Solutions	2,047	1,641
Available Capital	$56,999	$51,247
Available capital totaled $57.0 billion as of March 31, 2025. This is primarily attributable to the available capital for TPG VIII, TPG IX, Asia VIII and THP II within the Capital platform, Growth VI within the Growth platform, Rise Climate I, Rise Climate II and Rise Climate TI within the Impact platform, MMDL V, Credit Solutions III and Essential Housing II within TPG AG Credit, Realty Value XI, Europe Realty IV, and Asia Realty V within TPG AG Real Estate, TREP IV within the Real Estate platform and TGS within the Market Solutions platform.

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
The table below presents capital invested by platform for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in millions)
Capital	$1,478	$771
Growth	690	493
Impact	272	396
TPG Angelo Gordon
TPG AG Credit	4,003	3,118
TPG AG Real Estate	460	518
Real Estate	190	1,065
Market Solutions	253	108
Capital Invested	$7,346	$6,469
Capital invested was $7.3 billion for the three months ended March 31, 2025, which was primarily attributable to TPG IX within the Capital platform, MMDL V, ABC Fund II, MITT and ABC Evergreen within TPG AG Credit.
Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	($ in millions)
Capital	$1,000	$1,906
Growth	421	240
Impact	340	639
TPG Angelo Gordon
TPG AG Credit	1,673	1,444
TPG AG Real Estate	580	503
Real Estate	230	63
Market Solutions	58	90
Total Realizations	$4,302	$4,885
Realizations were $4.3 billion for the three months ended March 31, 2025. This was primarily attributable to realization activities in TPG VII and TPG VIII within the Capital platform, Rise Climate I within the Impact platform and MMDL IV within TPG AG Credit during the three months ended March 31, 2025.

Fund Performance Metrics
Fund performance information for our investment funds as of March 31, 2025 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of March 31, 2025 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)
Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,360	169	33,529	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,255	21,780	3,290	25,070	26%	2.4x	20%	2.0x
TPG VIII	2019	11,505	10,738	5,541	14,571	20,112	27%	1.8x	18%	1.5x
TPG IX	2022	12,014	8,203	12	10,795	10,807	41%	1.4x	23%	1.2x
Capital Funds		81,841	77,169	117,663	28,825	146,488	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,439	117	5,556	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,061	2,444	6,505	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,583	3,565	4,650	8,215	18%	1.7x	11%	1.4x
Asia VIII	2022	5,259	2,694	—	3,602	3,602	37%	1.4x	15%	1.2x
Asia Funds		19,773	16,887	22,210	10,813	33,023	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,430	889	3,119	4,008	22%	1.6x	13%	1.4x
THP II	2022	3,576	1,976	2	2,683	2,685	50%	1.5x	26%	1.2x
Healthcare Funds		6,280	4,406	891	5,802	6,693	26%	1.6x	15%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	149	149	(9%)	0.7x	(9%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	149	2,869	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,847	504	5,351	21%	2.6x	15%	2.0x
Growth III	2015	3,128	3,377	4,912	2,079	6,991	24%	2.0x	16%	1.6x
Growth IV	2017	3,739	3,624	3,194	4,606	7,800	21%	2.1x	15%	1.7x
Gator	2019	726	686	771	517	1,288	27%	1.9x	21%	1.6x
Growth V	2020	3,558	3,280	781	4,884	5,665	23%	1.7x	16%	1.4x
Growth VI	2023	2,337	994	2	1,289	1,291	156%	1.4x	64%	1.2x
Growth Funds		16,793	15,405	16,402	13,879	30,281	20%	2.0x	14%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,497	2,676	20%	1.7x	15%	1.5x
TTAD II	2021	3,198	2,461	219	2,996	3,215	17%	1.3x	12%	1.2x
TTAD III		420	—	—	—	—	NM	NM	NM	NM
Tech Adjacencies Funds		5,192	3,958	1,398	4,493	5,891	19%	1.5x	14%	1.4x
TDM	2017	1,326	593	—	1,063	1,063	13%	1.8x	10%	1.5x
LSI	2023	410	180	—	183	183	(13%)	0.9x	(44%)	0.7x
TECA	2025	402	52	—	52	52	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,035	$1,623	$2,122	$3,745	16%	1.8x	10%	1.5x
Rise II	2020	2,176	2,052	341	2,986	3,327	19%	1.6x	12%	1.4x
Rise III	2022	2,700	1,827	43	2,510	2,553	44%	1.5x	22%	1.2x
The Rise Funds		6,982	5,914	2,007	7,618	9,625	19%	1.6x	11%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	5,649	1,280	6,370	7,650	25%	1.4x	13%	1.2x
Rise Climate II(20)		5,484	—	—	—	—	NM	NM	NM	NM
Rise Climate Global South(20)		424	—	—	—	—	NM	NM	NM	NM
Rise Climate TI		1,308	—	—	—	—	NM	NM	NM	NM
Rise Climate Funds		14,484	5,649	1,280	6,370	7,650	25%	1.4x	13%	1.2x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	446	32	471	503	2%	1.1x	(2%)	0.9x
TPG NEXT(11)	2023	565	6	—	6	6	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,555	19	3,574	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,275	3,292	2,615	5,907	15%	1.5x	10%	1.3x
TREP IV	2022	6,820	3,615	558	3,624	4,182	18%	1.2x	3%	1.0x
TPG Real Estate Partners		12,607	10,103	7,405	6,258	13,663	21%	1.5x	13%	1.3x
TAC+	2021	1,797	1,062	100	956	1,056	(1%)	1.0x	(2%)	0.9x
TRECO	2024	691	598	390	236	626	24%	1.1x	6%	1.0x

Platform: Market Solutions
NewQuest Funds
NewQuest I(11)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(11)	2013	310	342	667	86	753	24%	2.3x	19%	1.8x
NewQuest III(11)	2016	541	543	535	324	859	11%	1.5x	7%	1.3x
NewQuest IV(11)	2020	1,000	958	146	1,186	1,332	13%	1.4x	8%	1.2x
NewQuest V(11)	2022	673	341	143	397	540	60%	1.9x	43%	1.6x
NewQuest Funds		2,914	2,475	2,258	1,993	4,251	33%	1.8x	20%	1.5x
TGS(11)	2022	1,864	516	1	711	712	224%	1.5x	135%	1.3x

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,980	748	2,728	16%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	777	3,057	3,834	16%	1.3x	12%	1.2x
Credit Solutions II Dislocation A	2022	1,310	868	899	137	1,036	20%	1.2x	15%	1.2x
Credit Solutions III	2024	2,649	117	—	237	237	NM	NM	NM	NM
Credit Solutions		10,115	6,604	4,662	4,179	8,841	18%	1.4x	13%	1.3x
Essential Housing
Essential Housing I	2020	642	456	571	6	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	778	577	1,355	16%	1.3x	12%	1.2x
Essential Housing III	2024	1,619	509	—	522	522	NM	NM	NM	NM
Essential Housing		4,795	2,036	1,349	1,105	2,454	16%	1.3x	12%	1.2x
Hybrid Solutions		155	—	—	—	—	NM	NM	NM	NM

Structured Credit & Specialty Finance
ABC Fund I	2021	1,005	904	111	1,059	1,170	18%	1.3x	14%	1.2x
ABC Fund II	2024	393	305	—	303	303	NM	NM	NM	NM
Structured Credit & Specialty Finance		1,398	1,209	111	1,362	1,473	18%	1.3x	14%	1.2x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(12)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,896	440	2,336	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	2,491	1,183	3,674	13%	1.6x	10%	1.4x
MMDL IV	2020	2,671	2,586	1,305	2,207	3,512	15%	1.5x	11%	1.4x
MMDL IV Annex	2021	797	767	310	658	968	15%	1.4x	11%	1.3x
MMDL V	2022	3,924	2,159	213	2,196	2,409	18%	1.2x	14%	1.1x
Middle Market Direct Lending		12,317	10,194	7,061	6,684	13,745	14%	1.5x	10%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,543	1	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,136	2,774	152	2,926	15%	1.7x	11%	1.4x
Realty IX	2015	1,329	1,985	2,269	221	2,490	8%	1.4x	5%	1.2x
Realty Value X	2018	2,775	4,542	3,978	1,675	5,653	13%	1.4x	9%	1.2x
Realty Value XI	2022	2,589	2,133	818	1,538	2,356	11%	1.1x	1%	1.0x
Realty		10,441	13,862	14,379	3,587	17,966	14%	1.4x	9%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,016	2,043	260	2,303	5%	1.2x	2%	1.1x
Core Plus Realty		3,650	5,080	6,606	260	6,866	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	866	1,009	217	1,226	13%	1.5x	8%	1.3x
Asia Realty IV	2018	1,315	1,276	1,216	640	1,856	16%	1.5x	10%	1.3x
Asia Realty V	2022	2,007	847	51	963	1,014	28%	1.2x	9%	1.1x
Asia Realty		5,311	4,097	3,992	1,820	5,812	13%	1.4x	9%	1.3x
Japan Value
Japan Value(13)	2023	417	204	—	225	225	NM	NM	NM	NM
Japan Value		417	204	—	225	225	NM	NM	NM	NM
Europe Real Estate
Europe Realty I	2014	570	1,187	1,714	11	1,725	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,753	1,710	601	2,311	9%	1.4x	6%	1.3x
Europe Realty III(14)	2019	1,515	2,098	780	1,451	2,231	11%	1.3x	7%	1.2x
Europe Realty IV(14)	2023	2,270	410	64	408	472	NM	NM	NM	NM
Europe Realty		5,198	5,448	4,268	2,471	6,739	15%	1.5x	10%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,407	2,568	879	3,447	12%	2.0x	8%	1.7x
Net Lease Realty IV	2019	997	1,931	1,356	866	2,222	9%	1.3x	6%	1.2x
Net Lease Realty V	2024	213	197	131	73	204	NM	NM	NM	NM
Net Lease		2,954	5,804	6,366	1,818	8,184	15%	1.9x	10%	1.6x

The following table reflects the performance of our significant perpetual funds as of March 31, 2025 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Market Solutions
TPEP Long/Short(15)	2013	$1,150	140%
TPEP Long Only(16)	2019	817	53%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	323	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	6,265	11%
ABC Evergreen(18)	2024	1,312	NM
Middle Market Direct Lending
TCAP(19)	2022	3,508	10%
MMDL Evergreen	2022	1,776	10%
MMDL Offshore Evergreen	2024	862	NM
Multi-Strategy
Super Fund(18)	1993	1,010	9%
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
(11)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of December 31, 2024.
(12)Each Middle Market Direct Lending fund is comprised of four vehicles: onshore levered, onshore unlevered, offshore levered and offshore unlevered. Capital Committed, Capital Invested, Realized Value, Unrealized Value and Total Value for each fund are presented on a consolidated basis across the four vehicles. Performance metrics are presented only for the onshore levered vehicle of each fund. The Net IRRs and Net MoMs for TPG AG Middle Market Direct Lending funds on a consolidated basis were: (i) for the onshore unlevered vehicles, 7% and 1.3x, (ii) for the offshore levered vehicles, 9% and 1.3x and (iii) for the offshore unlevered vehicles, 7% and 1.2x.
(13)Japanese-Yen denominated fund. Commitments, Capital Invested and Realized Value are calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable.
(14)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 5% and 1.2x and (ii) for the euro-denominated vehicle of Europe Realty IV, NM and NM.
(15)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of March 31, 2025, TPEP Long/Short had estimated inception-to-date gross returns of 193% and net returns of 140%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(16)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of March 31, 2025, TPEP Long Only had estimated inception-to-date gross returns of 53% and net returns of 53%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
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
(20)The Rise Climate Global South Fund excludes a $500 million commitment ($305 million of which was closed as of March 31, 2025) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.

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
As of March 31, 2025, our total liquidity was $1,949.0 million, comprised of $822.0 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,020.0 million, $30.0 million and $77.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $835.3 million as of March 31, 2025 includes $119.8 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $835.3 million at March 31, 2025.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). As of March 31, 2025, the Senior Unsecured Revolving Credit Facility, as amended May 2018, November 2020, November 2021, July 2022, August 2022 and September 2023, has aggregate revolving commitments of $1.2 billion and is scheduled to mature on September 26, 2028.
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
During the three months ended March 31, 2025, we borrowed $180.0 million on our Senior Unsecured Revolving Credit Facility. In April 2025, we borrowed an additional $150.0 million on the Senior Unsecured Revolving Credit Facility for working capital purposes. In May 2025, we amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. As of May 2025, the available borrowing capacity under the terms of the Senior Unsecured Revolving Credit Facility is $1.32 billion.

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
The payment of the principal of, premium, if any, and interest on the Senior Notes and the payment of any Senior Notes guarantee will:
•rank equally in right of payment with all existing and future unsecured and unsubordinated indebtedness, liabilities and other obligations of the Notes Issuer or the relevant Guarantor, including indebtedness under the Amended Senior Unsecured Revolving Credit Facility;
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
The payment of the principal of, premium, if any, and interest on the Subordinated Notes and the payment of any Subordinated Notes guarantee will:
•be subordinate and rank junior in right of payment to all existing and future senior indebtedness, including indebtedness under the Amended Senior Unsecured Revolving Credit Facility;

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
Secured Notes
Our Secured Notes are issued using on-balance sheet securitization vehicles. The Secured Notes are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The Secured Notes are separated into two tranches. Tranche A Secured Notes (the “Series A Secured Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 20, 2038, with interest payable semiannually. Tranche B Secured Notes (the “Series B Secured Notes” or, collectively with the Series A Securitization Notes, the “Secured Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 20, 2038, with interest payable semiannually. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the Secured Notes are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum.
The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of March 31, 2025, we were in compliance with these covenants and conditions.
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
During the three months ended March 31, 2025, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at March 31, 2025.
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
The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility. In April 2025, the consolidated subsidiary amended the 364-Day Credit Facility to increase the aggregate principal amount of the existing commitments to $300.0 million and extend the commitment termination date to April 11, 2026.

During the three months ended March 31, 2025, the subsidiary borrowed $75.0 million and made repayments of $54.0 million on the 364-Day Credit Facility, resulting in a $73.0 million balance outstanding at March 31, 2025.
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
•pay earnouts and contingent cash consideration associated with our acquisition of TPG Angelo Gordon;
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations(1)	$1,503,000	$73,000	$—	$—	$—	$—	$1,430,000
Interest on debt obligations(2)	1,714,171	61,162	85,975	85,975	88,401	86,085	1,306,573
Capital commitments(3)	603,119	603,119	—	—	—	—	—
Operating lease obligations	931,979	30,171	12,470	83,026	87,571	85,611	633,130
Repurchase agreements	81,626	14,989	15,512	23,075	28,050	—	—
Total contractual obligations	$4,833,895	$782,441	$113,957	$192,076	$204,022	$171,696	$3,369,703
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Secured Notes, Senior Notes, Subordinated Notes, Senior Unsecured Revolving Credit Facility and 364-Day Credit Facility.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of these debt obligations.
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2025” column. We generally utilize proceeds from return of capital distributions and proceeds from our Secured Notes to help fund these commitments.
Additional Contingent Obligations
As of March 31, 2025 and December 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.0 million and $5.5 million, respectively, related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2025, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of March 31, 2025 and December 31, 2024 would be $2,189.7 million and $2,140.4 million, respectively.
As of March 31, 2025 and December 31, 2024, we had guarantees outstanding totaling $140.2 million and $137.5 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $194.2 million and $192.9 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
Total 2025 Dividend Year (through Q1 2025)			$0.41
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the three months ended March 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354

2024 Exchanges(a)
February 27, 2024	17,704,987
__________
(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.

These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the three months ended March 31, 2025, we recognized an additional liability associated with the Tax Receivable Agreement in the amount of $124.3 million in connection with the Exchange Agreement. As of March 31, 2025 and December 31, 2024, we recorded a Tax Receivable Agreement liability of $433.2 million and $308.9 million, respectively, which is included in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$198,188	$436,713
Net cash used in investing activities	(6,347)	(25,341)
Net cash (used in) provided by financing activities	(177,777)	14,297
Net change in cash, cash equivalents and restricted cash	14,064	425,669
Cash and cash equivalents, beginning of period	821,192	678,371
Cash and cash equivalents, end of period	$835,256	$1,104,040
Operating Activities
Operating activities provided $198.2 million and $436.7 million of cash for the three months ended March 31, 2025 and 2024, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $430.4 million and $384.6 million for the three months ended March 31, 2025 and 2024, respectively. This was partially offset by other changes in operating assets and liabilities for the three months ended March 31, 2025 and 2024, respectively.
Investing Activities
Investing activities used $6.3 million and $25.3 million of cash during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, cash used in investing activities was primarily related to the purchases of fixed assets. Cash used in investing activities during the three months ended March 31, 2024 was primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets.
Financing Activities
Financing activities used $177.8 million and provided $14.3 million of cash during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the proceeds from the Senior Unsecured Revolving Credit Facility. During the three months ended March 31, 2024, cash provided from financing activities is primarily related to the Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and senior unsecured term loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Supplemental Guarantor Financial Information
The 2064 Subordinated Notes issued by the Notes Issuer are guaranteed on a junior, unsecured basis by the Guarantors, and the 2034 Senior Notes issued by the Notes Issuer are guaranteed on a senior, unsecured basis by the Guarantors. As used herein, “Obligor Group” means the Notes Issuer and the Guarantors on a combined basis. The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2064 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2034 Senior Notes on a senior, unsecured basis. See Note 7 of the Condensed Consolidated Financial Statements for further discussion on these debt obligations.

The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of March 31, 2025 and December 31, 2024, the Obligor Group held investments in its non-guarantor subsidiaries of $3.2 billion and $3.1 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $0.3 billion for the three months ended March 31, 2025. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025.

($ in thousands)	March 31, 2025	December 31, 2024
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$558,362	$448,271
Due from related parties, excluding non-guarantor subsidiaries	1,031	3,006
Due from non-guarantor subsidiaries	154,563	173,709
Liabilities, less payables to non-guarantor subsidiaries	1,273,784	1,265,061
Due to related parties, excluding non-guarantor subsidiaries	443,350	318,952
Due to non-guarantor subsidiaries	23,517	27,119

Non-controlling interests in Obligor Group Assets and Liabilities	(668,534)	(669,389)

($ in thousands)	Three Months Ended March 31, 2025
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$—
Net loss from Obligor Group's revenues and expenses	(39,927)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(26,126)
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended March 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business” in our Annual Report. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our Condensed Consolidated Financial Statements. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 11, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Date: May 7, 2025

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)