Form 10-Q
period 2025-06-30
TPG Inc.
filed 2025-08-06
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, there were 141,034,700 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 230,230,614 shares of the registrant’s Class B common stock outstanding.

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
Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), TPG Angelo Gordon website (https://www.angelogordon.com), TPG Private Equity Opportunities website (https://tpop.tpg.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured), TPG Instagram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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
•“Guarantors” refers to TPG Inc., and certain indirect consolidated subsidiaries of the Company, including TPG Operating Group I, L.P., TPG Operating Group III, L.P. and TPG Holdings II Sub, L.P., that agreed to guarantee the Senior Notes (as defined herein) and Subordinated Notes (as defined herein).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,112,027	$808,017
Restricted cash(1)	13,173	13,175
Due from affiliates	387,745	447,012
Investments (includes assets pledged of $656,346 and $720,933 as of June 30, 2025 and December 31, 2024, respectively(1))	7,932,744	7,503,281
Intangible assets, net	481,232	533,707
Goodwill	436,079	436,079
Right-of-use assets	570,486	208,501
Deferred tax assets	791,969	352,951
Other assets	240,860	232,386
Total assets	$11,966,315	$10,535,109

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$338,807	$211,914
Due to affiliates	634,861	465,137
Debt obligations(1)	1,610,589	1,281,984
Accrued performance allocation compensation	4,507,026	4,376,523
Operating lease liabilities	602,850	223,131
Other liabilities	712,726	384,431
Total liabilities	8,406,859	6,943,120

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (144,596,915 and 109,211,355 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	145	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,858,284 and 255,756,502 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	225	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,258,871	970,719
Accumulated deficit	(267,366)	(186,983)
Non-controlling interests	2,567,581	2,807,888
Total equity	3,559,456	3,591,989
Total liabilities and equity	$11,966,315	$10,535,109
_________________
(1)The Company’s consolidated total assets and liabilities as of June 30, 2025 and December 31, 2024 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Fees and other	$569,074	$522,800	$1,112,529	$1,035,095
Capital allocation-based income	351,463	221,394	842,884	533,170
Total revenues	920,537	744,194	1,955,413	1,568,265
Expenses
Compensation and benefits:
Cash-based compensation and benefits	208,621	191,486	432,191	397,822
Equity-based compensation	209,622	227,542	415,454	455,450
Performance allocation compensation	233,437	133,753	532,142	330,187
Total compensation and benefits	651,680	552,781	1,379,787	1,183,459
General, administrative and other	182,335	170,184	346,646	321,816
Depreciation and amortization	30,808	32,079	62,190	65,044
Interest expense	25,308	21,502	49,368	42,624
Total expenses	890,131	776,546	1,837,991	1,612,943
Investment income (loss)
Net losses from investment activities	(791)	(16,652)	(2,878)	(21,850)
Interest, dividends and other	9,722	13,816	18,970	26,720
Total investment income (loss)	8,931	(2,836)	16,092	4,870
Income (loss) before income taxes	39,337	(35,188)	133,514	(39,808)
Income tax expense	9,226	22,390	15,575	26,776
Net income (loss)	30,111	(57,578)	117,939	(66,584)
Net loss attributable to non-controlling interests in TPG Operating Group	(30,865)	(57,292)	(42,964)	(112,329)
Net income attributable to other non-controlling interests	46,035	13,691	120,569	44,203
Net income (loss) attributable to TPG Inc.	$14,941	$(13,977)	$40,334	$1,542

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.03	$(0.15)	$0.10	$(0.08)
Diluted	$(0.05)	$(0.19)	$(0.05)	$(0.29)
Weighted-average shares of Class A common stock outstanding
Basic	133,404,634	101,690,961	125,450,638	95,402,371
Diluted	370,142,783	364,765,098	369,753,038	364,558,007

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2025	123,552,251	245,970,148	$124	$246	$1,049,823	$(227,114)	$823,079	$2,675,636	$3,498,715
Net income	—	—	—	—	—	14,941	14,941	15,170	30,111
Equity-based compensation	—	—	—	—	57,962	—	57,962	145,666	203,628
Capital contributions	—	—	—	—	—	—	—	98,953	98,953
Dividends/distributions	—	—	—	—	—	(55,193)	(55,193)	(225,905)	(281,098)
Shares issued for net settlement of equity-based awards	44,664	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(688)	—	(688)	(903)	(1,591)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	21,000,000	(21,000,000)	21	(21)	30,946	—	30,946	—	30,946
Equity reallocation between controlling and non-controlling interest	—	—	—	—	120,828	—	120,828	(120,828)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(20,208)	(20,208)
Shares retired	—	(111,864)	—	(0)	—	—	—	—	—
Balance at June 30, 2025	144,596,915	224,858,284	$145	$225	$1,258,871	$(267,366)	$991,875	$2,567,581	$3,559,456

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
Net income	—	—	—	—	—	40,334	40,334	77,605	117,939
Equity-based compensation	—	—	—	—	110,578	—	110,578	294,298	404,876
Capital contributions	—	—	—	—	—	—	—	161,165	161,165
Dividends/distributions	—	—	—	—	—	(120,717)	(120,717)	(440,614)	(561,331)
Shares issued for net settlement of equity-based awards	4,599,206	—	5	—	(5)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(67,194)	—	(67,194)	(114,510)	(181,704)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	30,786,354	(30,786,354)	31	(31)	46,730	—	46,730	—	46,730
Equity reallocation between controlling and non-controlling interest	—	—	—	—	198,043	—	198,043	(198,043)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(20,208)	(20,208)
Shares retired	—	(111,864)	—	0	—	—	—	—	—
Balance at June 30, 2025	144,596,915	224,858,284	$145	$225	$1,258,871	$(267,366)	$991,875	$2,567,581	$3,559,456

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	1,542	1,542	(68,126)	(66,584)
Equity-based compensation	—	—	—	—	77,723	—	77,723	351,524	429,247
Capital contributions	—	—	—	—	—	—	—	37,901	37,901
Dividends/distributions	—	—	—	—	—	(85,374)	(85,374)	(330,312)	(415,686)
Shares issued for net settlement of equity-based awards	2,513,255	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(19,339)	—	(19,339)	(42,200)	(61,539)
Exchange of Common Units to TPG Inc. Class A Common stock	19,703,580	(19,703,580)	20	(20)	21,743	—	21,743	—	21,743
Equity reallocation between controlling and non-controlling interest	—	—	—	—	138,773	—	138,773	(138,773)	—
Balance at June 30, 2024	102,813,336	261,954,046	$103	$262	$832,373	$(118,513)	$714,225	$2,591,991	$3,306,216

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$117,939	$(66,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	415,454	455,450
Performance allocation compensation	532,142	330,187
Net losses from investment activities	2,878	21,850
Capital allocation-based income	(842,884)	(533,170)
Depreciation and amortization	62,190	65,044
Non-cash lease expense	28,110	18,057
Other non-cash activities	15,837	2,062
Changes in operating assets and liabilities:
Purchases of investments	(398,101)	(242,218)
Proceeds from investments	1,041,245	648,609
Due from affiliates	(75,389)	(8,213)
Other assets	(14,602)	23,582
Accounts payable and accrued expenses	126,659	244,522
Due to affiliates	18,039	8,097
Accrued performance allocation compensation	(398,897)	(253,869)
Other liabilities	(46,565)	(62,118)
Net cash provided by operating activities	584,055	651,288

Investing activities:
Acquisition of TPG Angelo Gordon	—	(16,334)
Purchases of fixed assets	(9,431)	(16,115)
Net cash used in investing activities	(9,431)	(32,449)

Financing activities:
Proceeds from debt obligations	479,000	1,218,500
Repayment of debt obligations	(151,000)	(919,500)
Issuance costs on debt obligations	—	(16,632)
Withholding taxes paid on net settlement of equity-based awards	(181,704)	(61,539)
Contributions from holders of other non-controlling interests	93,716	37,901
Dividends/Distributions	(482,363)	(421,747)
Settlement of contingent liabilities	(18,646)	—
Tax receivable agreement payments	(9,619)	—
Net cash used in financing activities	$(270,616)	$(163,017)
Net change in cash, cash equivalents and restricted cash	$304,008	$455,822
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$1,125,200	$1,134,193

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$25,131	$20,271
Cash paid for interest	46,001	16,821
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,112,027	$1,121,009
Restricted cash	13,173	13,184
Cash, cash equivalents and restricted cash, end of period	$1,125,200	$1,134,193
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
As of June 30, 2025, TPG Inc. held approximately 39% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2025.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$452,531	$413,344	$871,482	$820,761
Monitoring fees	5,750	5,117	13,608	11,225
Transaction fees	34,613	37,112	82,067	73,298
Incentive fees	6,768	4,485	12,969	8,360
Expense reimbursements and other	69,412	62,742	132,403	121,451
Total fees and other	569,074	522,800	1,112,529	1,035,095

Performance allocations	335,789	200,877	786,349	490,520
Capital interests	15,674	20,517	56,535	42,650
Total capital allocation-based income	351,463	221,394	842,884	533,170

Total revenues	$920,537	$744,194	$1,955,413	$1,568,265
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2025 these amounts totaled $11.3 million and $18.4 million, respectively. For three and six months ended June 30, 2024 these amounts totaled $15.2 million and $29.8 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at June 30, 2025 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of June 30, 2025, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 16 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles and aircraft, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
3. Acquisition
On July 1, 2025, the Company and certain of its affiliated entities completed the acquisition (the “Peppertree Transaction”) with Peppertree Capital Management, Inc. (“Peppertree”) and certain affiliated entities and equity holders thereof (together with Peppertree, the “Peppertree Parties”), pursuant to which the Company acquired the Peppertree business for closing consideration of (i) an estimated $237.9 million in cash (based on an assumed level of net cash and working capital of Peppertree), (ii) 5,372,330 Common Units of TPG Operating Group (including an equal number of shares of Class B common stock of the Company), (iii) 274,300 restricted stock units of the Company and (iv) 2,913,939 shares of nonvoting Class A common stock of the Company. In addition, upon the satisfaction of certain fee-related revenue and fundraising targets by Peppertree, certain Peppertree Parties will be entitled to an earnout payment of up to $300.0 million (the “Earnout Payment”). If achieved, the Earnout Payment is payable, at the Company’s election and subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (including an equal number of shares of Class B common stock) or a combination thereof.
The Company will account for the Peppertree Transaction using the acquisition method of accounting in accordance with ASC 805, with the Company serving as the accounting acquirer. The Company will account for the Peppertree Transaction in its financial statements as of September 30, 2025, subject to adjustments for provisional amounts through the measurement period which is limited to one year from the acquisition date. Given the recent closing, the acquisition accounting analysis is ongoing.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Investments
Investments consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equity method - performance allocations	$6,089,273	$5,958,079
Equity method - capital interests (includes assets pledged of $573,115 and $647,448 as of June 30, 2025 and December 31, 2024, respectively)	1,563,346	1,284,255
Loan held for sale	—	47,880
Investments held to maturity, at amortized cost (includes assets pledged of $83,231 and $73,485 as of June 30, 2025 and December 31, 2024, respectively)	89,769	78,941
Investments held for sale and other(a)	178,023	121,995
Equity method - other	12,333	12,003
Equity investments	—	128
Total investments	$7,932,744	$7,503,281
_______________
(a)As of June 30, 2025 and December 31, 2024, investments held for sale and other includes $74.8 million and $78.1 million, respectively, of investments held for sale for which the fair value option has been elected.
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses) of investments held for sale and other	$—	$408	$(2,572)	$408
Net losses of equity method investments, fair value option	—	(13,076)	—	(18,560)
Net losses of equity method investments - other	(997)	(828)	(523)	(944)
Net gains (losses) from equity investments	206	(3,156)	217	(2,754)
Total net losses from investment activities	$(791)	$(16,652)	$(2,878)	$(21,850)
Loan Held for Sale
As of December 31, 2024, the Company held a short-term funding arrangement as part of the Company’s capital markets activities for $47.9 million, which is recorded at amortized cost basis in investments on the Condensed Consolidated Statements of Financial Condition. As of June 30, 2025, the short-term funding arrangement had been settled.
Investments Held to Maturity, at Amortized Cost
In connection with the acquisition of TPG Angelo Gordon, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $91.2 million and $81.6 million at June 30, 2025 and December 31, 2024, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	June 30, 2025
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$178,023	$178,023
Total assets	$—	$—	$178,023	$178,023

Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$91,717	$91,717
Earnout Payment	—	—	40,902	40,902
Total liabilities	$—	$—	$132,619	$132,619
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investments held for sale and other
Balance, beginning of period	$179,263	$—	$121,995	$—
Purchases	5,625	39,761	60,762	39,761
Proceeds	(10,625)	—	(10,625)	—
Change in unrealized value	3,760	408	5,891	408
Balance, end of period	$178,023	$40,169	$178,023	$40,169

Financial liabilities
Balance, beginning of period	$145,740	$155,542	$140,760	$156,299
Unrealized losses, net	5,525	3,765	10,505	3,008
Payments	(18,646)	—	(18,646)	—
Balance, end of period	$132,619	$159,307	$132,619	$159,307
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
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of June 30, 2025	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets
Investments held for sale and other	$178,023	Discounted cash flow	Yield	18.3% - 24.7% (20.7%)
		Market comparable	Adjusted EBITDA multiple	9.25x - 10.50x (9.32x)
		Market comparable	LTM EBITDA multiple	34.00x
	$178,023

Liabilities
Aggregate Annual Cash Holdback Amount	$91,717	Present value	Discount rate	8.0%
Earnout Payment	40,902	Multiple probability simulation	Estimated revenue volatility	24.9%
	$132,619
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
6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations	$313,000	$(116,168)	$196,832	$313,000	$(92,718)	$220,282
Management contracts	287,000	(57,935)	229,065	302,000	(53,680)	248,320
Technology	46,000	(19,167)	26,833	46,000	(13,417)	32,583
Investor relationships	25,000	(8,333)	16,667	25,000	(7,292)	17,708
Trade name	15,500	(4,697)	10,803	15,500	(3,288)	12,212
Other intangible assets(a)	1,494	(462)	1,032	8,494	(5,892)	2,602
Total intangible assets, net	$687,994	$(206,762)	$481,232	$709,994	$(176,287)	$533,707
_______________
(a)Includes indefinite-lived intangible assets of $1.0 million as of June 30, 2025 and December 31, 2024.
The Company recognized no impairment losses on intangible assets during the three and six months ended June 30, 2025 and 2024.
Intangible asset amortization expense was $25.8 million and $52.5 million for the three and six months ended June 30, 2025, respectively, and $27.6 million and $55.1 million for the three and six months ended June 30, 2024, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2025 (in thousands):

Remainder of 2025	$49,044
2026	98,089
2027	96,149
2028	75,304
2029	49,699
Thereafter	111,953
Total	$480,238
Goodwill
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $436.1 million.
As of June 30, 2025, there have been no impairment losses recognized on goodwill.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and six months ended June 30, 2025 and 2024, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2025	December 31, 2024
Investments (includes assets pledged of $573,115 and $647,448 as of June 30, 2025 and December 31, 2024, respectively)	$1,541,042	$1,257,220
Due from affiliates	272,219	340,835
Potential clawback obligation	2,340,470	2,140,355
Due to affiliates	53,939	57,239
Maximum exposure to loss	$4,207,670	$3,795,649
Additionally, cumulative performance allocations of $6.1 billion and $6.0 billion as of June 30, 2025 and December 31, 2024, respectively, are subject to reversal in the event of future losses.

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
As of June 30, 2025 and December 31, 2024, the carrying amount of Secured Notes issued by the VIEs was $246.0 million and $245.9 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $4.0 million and $4.1 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$13,574	$21,297
Restricted cash	13,173	13,175
Participation rights receivable(a)	573,115	647,448
Due from affiliates	435	435
Total assets	$600,297	$682,355

Accrued interest	$191	$191
Due to affiliates and other	145	162
Secured notes, net	246,029	245,875
Total liabilities	$246,365	$246,228
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Debt Obligations
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

				As of June 30, 2025		As of December 31, 2024
	Debt Origination Date	Maturity Date	Borrowing Capacity	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	March 2011	May 2030	$1,750,000	$380,000	5.37%	$—	5.43%
Senior Notes(b)	March 2024	March 2034	600,000	594,375	5.88%	594,051	5.88%
Subordinated Notes(c)	March 2024	March 2064	400,000	390,185	6.95%	390,058	6.95%
Secured Notes - Tranche A(d)	May 2018	June 2038	200,000	196,807	5.33%	196,683	5.33%
Secured Notes - Tranche B(d)	October 2019	June 2038	50,000	49,222	4.75%	49,192	4.75%
364-Day Revolving Credit Facility(e)	April 2023	April 2026	300,000	—	6.32%	52,000	6.33%
Subordinated Credit Facility(f)	August 2014	August 2026	30,000	—	6.67%	—	6.68%
Total debt obligations			$3,330,000	$1,610,589		$1,281,984
_______________
(a)As of June 30, 2025, the Senior Unsecured Revolving Credit Facility, as amended, has aggregate revolving commitments of $1.75 billion and a scheduled maturity of May 1, 2030. Dollar-denominated principal amounts outstanding under the Amended Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. The Senior Unsecured Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. At June 30, 2025, the Company is in compliance with these covenants and conditions. In May 2025, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, the Company further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion. During the six months ended June 30, 2025, the Company borrowed $380.0 million from the Senior Unsecured Revolving Credit Facility for working capital purposes. In July 2025, the Company borrowed an additional $250.0 million from the Senior Unsecured Revolving Credit Facility to fund the cash consideration of the acquisition of the Peppertree business, and repaid $60.0 million.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(d)The Company’s Secured Notes are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements. The Secured Notes are repayable only from collections on the underlying securitized equity method investments and restricted cash. The Secured Notes are separated into two tranches. Tranche A Secured Notes were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 21, 2038, with interest paid semiannually. Tranche B Secured Notes were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 21, 2038, with interest paid semiannually. The Secured Notes contain an optional redemption feature giving the Company the right to call the notes in full or in part. If the Secured Notes are not redeemed on or prior to June 20, 2028, the Company is required to pay additional interest equal to 4.00% per annum. The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and operating covenants, limitations on certain consolidations, mergers and sales of assets. At June 30, 2025, the Company is in compliance with these covenants and conditions.
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
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of
	June 30, 2025	December 31, 2024
Senior Notes(a)	$624,042	$614,844
Subordinated Notes(b)	403,680	406,720
Secured Notes - Tranche A(c)	198,131	196,403
Secured Notes - Tranche B(c)	48,741	48,194
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
During the three and six months ended June 30, 2025, the Company incurred interest expense of $24.1 million and $46.5 million respectively, on its debt obligations. During the three and six months ended June 30, 2024, the Company incurred interest expense of $19.5 million and $36.6 million respectively, on its debt obligations.

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
As of June 30, 2025 and December 31, 2024, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $899.8 million and $436.0 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchange of Common Units for Class A common stock during the period. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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
As of June 30, 2025 and December 31, 2024, the Company has recognized a valuation allowance of $113.5 million and $89.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of June 30, 2025 and December 31, 2024, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $717.6 million and $331.3 million, respectively. During the six months ended June 30, 2025, the Company recorded an increase to the liability pursuant to the Tax Receivable Agreement of $402.2 million related to exchanges throughout the period, as detailed in Note 15 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2025, the Company made payments of $9.6 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 23.5% and (63.6)% for the three months ended June 30, 2025 and 2024, respectively and 11.7% and (67.3)% for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests; (ii) certain income tax effects in connection with equity based compensation net of the executive compensation limitations under IRC Section 162(m); and (iii) local income taxes related to certain subsidiaries.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and six months ended June 30, 2025 and 2024, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and six months ended June 30, 2025 and 2024, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other things, includes an extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will continue to evaluate its future impact as regulations are issued by the U.S. Department of the Treasury.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules, with a January 1, 2024 effective date. In June 2025, the G7 agreed to exclude U.S. Multi-National Entities from certain aspects of the Pillar 2 global minimum tax rules (the “G7 Pillar Two Statement”) in exchange for the U.S. not imposing retaliatory taxes in the OBBBA. The Company is monitoring developments, including the G7 Pillar Two Statement, which has not yet been incorporated into the OECD framework, and will continue to assess any potential impact. As of June 30, 2025, the Company has analyzed enacted legislation and determined that the effects of Pillar Two, if any, are not material to the Company’s financial statements.
10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Portfolio companies	$59,625	$55,914
Partners and employees	2,322	2,657
Other related entities	53,579	47,606
Unconsolidated VIEs	272,219	340,835
Due from affiliates	$387,745	$447,012

Portfolio companies	$9,564	$10,731
Partners and employees	489,212	373,452
Other related entities	82,146	23,715
Unconsolidated VIEs	53,939	57,239
Due to affiliates	$634,861	$465,137
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the six months ended June 30, 2025, these current and former partners and employees exchanged 30,786,354 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. During the six months ended June 30, 2025, the Company recorded an additional Tax Receivable Agreement liability in the amount of $399.9 million in connection with certain current and former employees and partners of TPG Partner Holdings. As of June 30, 2025 and December 31, 2024, the Company has recorded a Tax Receivable Agreement liability of $410.8 million and $308.9 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the six months ended June 30, 2025 and 2024 totaled $100.4 million and $59.1 million, respectively.
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
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and six months ended June 30, 2025 were $3.2 million and $6.4 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and six months ended June 30, 2024 were $4.3 million and $8.6 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost(a):
Operating lease cost	$22,378	$11,828	$44,924	$23,939
Short-term lease costs	371	274	583	489
Variable lease cost	2,575	2,596	5,656	5,570
Sublease income	(595)	(364)	(1,176)	(1,292)
Total lease cost	$24,729	$14,334	$49,987	$28,706
Weighted-average remaining lease term			12.5	6.3
Weighted-average discount rate			5.60%	5.11%
_______________
(a)Office rent expense for the three and six months ended June 30, 2025 was $22.4 million and $45.0 million, respectively. Office rent expense for the three and six months ended June 30, 2024 was $12.0 million and $24.2 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$28,739	$18,170
Right-of-use assets obtained in exchange for new operating lease liabilities	393,699	—
Other non-cash changes in right-of-use assets and operating lease liabilities	(3,604)	528
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of June 30, 2025 (in thousands):

Year Due	Lease Amount(a)
Remainder of 2025	$27,901
2026	(766)
2027	82,555
2028	87,388
2029	85,085
Thereafter	630,729
Total future undiscounted operating lease payments	912,892
Less: imputed interest	(310,042)
Present value of operating lease liabilities	$602,850
_______________
(a)Net of tenant improvement allowances

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds. At June 30, 2025, the amounts outstanding related to these guarantees were $143.3 million, and the maximum obligations guaranteed under these agreements is $198.7 million.
Commitments
At June 30, 2025, the TPG Operating Group had unfunded investment commitments of $554.2 million to the investment funds that the Company manages and other strategic investments.
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
At June 30, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $2.2 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At June 30, 2025, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,340.5 million.
During the six months ended June 30, 2025, the general partners made no payments on the clawback liability.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$30,111	$(57,578)	$117,939	$(66,584)
Less:
Net loss attributable to non-controlling interests in TPG Operating Group	(30,865)	(57,292)	(42,964)	(112,329)
Net income attributable to other non-controlling interests	46,035	13,691	120,569	44,203
Net income (loss) attributable to Class A Common Stockholders prior to distributions	14,941	(13,977)	40,334	1,542
Reallocation of earnings to unvested participating restricted stock units(a)	(10,591)	(1,637)	(27,474)	(9,197)
Net income (loss) attributable to Class A Common Stockholders - Basic	4,350	(15,614)	12,860	(7,655)
Net loss assuming exchange of non-controlling interest	(24,089)	(51,995)	(31,526)	(98,411)
Net loss attributable to Class A Common Stockholders - Diluted	$(19,739)	$(67,609)	$(18,666)	$(106,066)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	133,404,634	101,690,961	125,450,638	95,402,371
Exchange of Common Units to Class A Common Stock	236,738,149	263,074,137	244,302,400	269,155,636
Weighted-Average Shares of Common Stock Outstanding - Diluted	370,142,783	364,765,098	369,753,038	364,558,007
Net income (loss) available to Class A common stock per share
Basic	$0.03	$(0.15)	$0.10	$(0.08)
Diluted	$(0.05)	$(0.19)	$(0.05)	$(0.29)
Dividends declared per share of Class A Common Stock(b)	$0.41	$0.41	$0.94	$0.85
___________
(a)No undistributed losses were allocated to unvested participating RSUs during the three and six months ended June 30, 2025 and 2024, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The second quarter dividends were declared on August 6, 2025 and are payable on September 2, 2025.
14. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On February 27, 2025, an additional 6,540,183 shares of Class A common stock were registered, increasing the share reserve to 36,496,786, of which 32,814,833 were available to be issued as of June 30, 2025.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Service Awards
Ordinary Service Awards
In the ordinary course of business, the Company grants equity awards subject to service conditions, granted as part of the Company’s standard incentive structure initiatives. These units generally vest over a term of three to five years. These awards are referred to as (“Ordinary Service Awards”).
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
Additionally, in conjunction with the acquisition of TPG Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 6.2 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding RSUs for Service Awards as of June 30, 2025 (in millions, including share data):

	Units Outstanding as of June 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2025
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted Stock Units
Ordinary Service Awards	9.7	$44.1	$21.4	$86.9	$42.3	$382.0
Special Purpose Service Awards	11.5	30.6	33.5	62.7	67.8	261.1
Total Service Award RSUs	21.2	$74.7	$54.9	$149.6	$110.1	$643.1

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the six months ended June 30, 2025 and 2024 the Company granted 3.5 million and 5.3 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the six months ended June 30, 2025 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	25.3	$34.30
Granted	3.5	60.74
Vested	(7.1)	32.66
Forfeited	(0.5)	32.89
Balance at June 30, 2025	21.2	39.29
As of June 30, 2025, there was approximately $643.1 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.9 years.
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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the six months ended June 30, 2025, 0.2 million IPO Executive Market Condition Awards vested.
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
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of June 30, 2025 (in millions, including share data):

	Units Outstanding as of June 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2025
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted Stock Units
Ordinary Performance Condition Awards	1.0	$4.6	$—	$6.1	$(1.7)	$33.0
Special Purpose Market Condition Awards	3.7	6.1	7.8	17.2	13.0	38.1
Total Market and Performance Condition Award RSUs	4.7	$10.7	$7.8	$23.3	$11.3	$71.1
The following table presents the roll forwards of the Company’s unvested Special Purpose Market Condition Awards for the six months ended June 30, 2025 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	4.6	$20.41
Granted	—	—
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	(0.1)	16.59
Balance at June 30, 2025	3.7	20.45
As of June 30, 2025, there was approximately $38.1 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.2 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total Restricted Stock Units
For the three and six months ended June 30, 2025, the Company recorded total restricted stock unit compensation expense of $85.4 million and $172.9 million, respectively. For the three and six months ended June 30, 2024, the Company recorded total restricted stock unit compensation expense of $62.7 million and $121.4 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $4.3 million and $8.8 million for the three and six months ended June 30, 2025 and $0.9 million and $1.8 million for the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025, the Company had 0.1 million and 7.5 million restricted stock units vest at a fair value of $3.6 million and $467.2 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 44,664 shares of TPG Inc. Class A common stock, net of withholding tax of $1.6 million for the three months ended June 30, 2025 and by issuing 4,599,206 shares of TPG Inc. Class A common stock, net of withholding tax of $181.7 million (excluding vested, but unsettled units) for the six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company had 0.1 million and 4.1 million restricted stock units vest at a fair value of $2.2 million and $161.5 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 27,943 shares of TPG Inc. Class A common stock, net of withholding tax of $0.9 million (excluding vested, but unsettled units) for the three months ended June 30, 2024 and by issuing 2,513,255 shares of TPG Inc. Class A common stock, net of withholding tax of $61.8 million (excluding vested, but unsettled units) for the six months ended June 30, 2024.
The following table summarizes all outstanding restricted stock unit awards as of June 30, 2025 (in millions, including share data):

	Units Outstanding as of June 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2025
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	9.7	$44.1	$21.4	$86.9	$42.3	$382.0
Ordinary Performance Condition Awards	1.0	4.6	—	6.1	(1.7)	33.0

Special Purpose Awards:
Special Purpose Service Awards	11.5	30.6	33.5	62.7	67.8	261.1
Special Purpose Market Condition Awards	3.7	6.1	7.8	17.2	13.0	38.1
Total Restricted Stock Units	25.9	$85.4	$62.7	$172.9	$121.4	$714.2
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In conjunction with the acquisition of TPG Angelo Gordon, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
The following table summarizes the outstanding Other Awards as of June 30, 2025 (in millions, including share data):

	Unvested Units/Shares Outstanding as of June 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2025
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
TPH and RPH Units
TPH units	25.6	$61.1	$72.6	$114.6	$147.3	$490.2
RPH units	0.2	8.4	14.1	13.6	28.8	55.3
Total TPH and RPH Units	25.8	$69.5	$86.7	$128.2	$176.1	$545.5

Common Units and Class A Common Stock
Common Units	35.6	$47.7	$58.8	$100.0	$121.9	$659.4
Class A Common Stock	—	—	4.4	0.4	8.8	—
Total Common Units and Class A Common Stock	35.6	$47.7	$63.2	$100.4	$130.7	$659.4
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $69.5 million and $128.2 million for the three and six months ended June 30, 2025, respectively. The Company recognized compensation expense of $86.7 million and $176.1 million for the three and six months ended June 30, 2024, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the six months ended June 30, 2025 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	26.1	$26.74	0.2	$457.10
Reallocated	0.0	57.90	—	—
Vested	(0.4)	27.54	—	—
Forfeited	(0.1)	25.13	—	—
Balance at June 30, 2025	25.6	26.79	0.2	457.10

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of June 30, 2025, there was approximately $545.5 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $490.2 million and $55.3 million, respectively.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $47.7 million and $100.4 million for the three and six months ended June 30, 2025, respectively. The expense for the three and six months ended June 30, 2024 totaled $63.2 million and $130.7 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the six months ended June 30, 2025 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	36.0	$25.50	0.3	$29.50
Reallocated	—	—	—	—
Vested	(0.4)	27.29	(0.3)	29.50
Forfeited	—	—	—	—
Balance at June 30, 2025	35.6	25.48	—	—
Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2025 was $659.4 million.
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
These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the FRR targets and do not participate in TPG Operating Group distributions before settlement. The fair value of these awards will be remeasured every reporting period and is based on the satisfaction of the respective FRR targets. For the three and six months ended June 30, 2025, the Company recognized compensation expense of $9.9 million and $19.7 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities. For the three and six months ended June 30, 2024, the Company recognized compensation expense of $12.8 million and $21.9 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities. Compensation expense for those awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of June 30, 2025 was $57.2 million.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through equity-based compensation expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Equity-based compensation expense is offset by related management fees earned by the Company from TRTX. During the three and six months ended June 30, 2025, the Company recognized $1.5 million and $2.9 million, respectively, of management fees and equity-based compensation expense. During the three and six months ended June 30, 2024, the Company recognized $2.0 million and $4.5 million, respectively, of management fees and equity-based compensation expense.
15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock, with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of June 30, 2025, 137,990,952 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 224,858,284 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
Total 2025 Dividend Year (through Q2 2025)			$1.00

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the six months ended June 30, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
__________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Distributions to holders of other non-controlling interests	$65,288	$6,564
Deferred tax assets	446,633	227,116
Due to affiliates	113,820	205,373
Other liabilities	286,083	—
Additional paid-in-capital	46,730	21,743
Contributions from holders of other non-controlling interests	67,449	—
Distributions in-kind to holders of other non-controlling interests	29,925	—
Deconsolidation of previously consolidated entities	20,208	—
16. Subsequent Events
Other than the events noted in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since June 30, 2025 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Overview
TPG is a leading global alternative asset manager with $261.3 billion in assets under management (“AUM”) as of June 30, 2025. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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

TPG Angelo Gordon
	Capital	Growth	Impact	Credit	Real Estate	Real Estate	Market Solutions
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$76.2 billion AUM	$29.8 billion AUM	$28.9 billion AUM	$80.2 billion AUM	$18.7 billion AUM	$18.2 billion AUM	$9.3 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG AG Credit Solutions	TPG AG U.S. Real Estate	TPG Real Estate Partners	GP-led Secondaries
	TPG Asia	TPG Tech Adjacencies	TPG Rise Climate	TPG AG Structured Credit & Specialty Finance	TPG AG Asia Real Estate	Real Estate Thematic Advantage Core Plus	TPG Private Equity Opportunities
	TPG Healthcare Partners	TPG Digital Media	TPG Rise Climate Transition Infrastructure	TPG AG Middle Market Direct Lending	TPG AG Europe Real Estate	Real Estate Credit	TPG Peppertree(1)
		TPG Life Sciences Innovation	TPG NEXT	TPG AG CLOs	TPG AG Net Lease		Capital Markets
TPG AG Multi-Strategy
_______________
Note: AUM as of June 30, 2025.
(1)Acquired on July 1, 2025.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Asia and (3) TPG Healthcare Partners.
The following table presents certain data about our Capital platform as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$76	$36	9	$14

Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $45.2 billion in assets under management as of June 30, 2025. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $23.2 billion in assets under management as of June 30, 2025. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
The following table presents certain data about our Growth platform as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$30	$15	10	$7
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $20.2 billion in assets under management as of June 30, 2025. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies, or “TTAD”, with $7.3 billion in assets under management as of June 30, 2025, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
•The TPG Rise Climate Coalition: A partnership between TPG and 32 leading global corporations that are investors in TPG Rise Climate, to accelerate the sharing of knowledge, best practices and investment opportunities arising from the energy transition among the group and more broadly across the TPG Impact platform.
Based on our investment strategy and performance track record, we have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in four primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) TPG Rise Climate Transition Infrastructure and (4) TPG NEXT.
The following table presents certain data about our Impact platform as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$29	$19	9	$11
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $9.6 billion in assets under management as of June 30, 2025. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $15.0 billion in total commitments. TPG Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials, and adaptive solutions, all without sacrificing our focus on financial returns. TPG Rise Climate has a global focus and invests opportunistically across buyouts and carve-outs and growth equity transactions.
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
The following table presents certain data about our TPG AG Credit as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$80	$45	82	$16
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $19.5 billion in assets under management as of June 30, 2025, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, separately managed accounts (“SMAs”) and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of June 30, 2025, TPG AG Structured Credit & Specialty Finance had $22.6 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-end fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of June 30, 2025, TPG AG Middle Market Direct Lending had $27.8 billion in assets under management.

Product: TPG AG CLOs
TPG AG CLOs, with $7.8 billion in assets under management as of June 30, 2025 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO investment team comprises of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.4 billion in assets under management as of June 30, 2025, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our TPG AG Real Estate as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$15	29	$7
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.8 billion in assets under management as of June 30, 2025, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.4 billion in assets under management as of June 30, 2025, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.5 billion in assets under management as of June 30, 2025, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $2.0 billion in assets under management as of June 30, 2025, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) Real Estate Credit.
The following table presents certain data about our Real Estate platform as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$12	5	$6
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.3 billion in assets under management as of June 30, 2025, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.7 billion in assets under management as of June 30, 2025, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of June 30, 2025, the TRTX loan investment portfolio consisted of 49 first mortgage loans (or interests therein) and total loan commitments of $3.9 billion.

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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of June 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$9	$5	9	$3
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
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.4 billion in assets under management as of June 30, 2025, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $3.2 billion in assets under management as of June 30, 2025, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP is expected to accept fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June of 2025 and as of June 30, 2025, had $0.3 billion in assets under management.
Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree (“Peppertree”) specializes in investing in wireless communication towers within the digital infrastructure space. Peppertree has made more than 175 investments through ten flagship funds, supporting the construction and acquisition of more than 10,000 wireless communication infrastructure assets.

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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three and six months ended June 30, 2025, our capital markets business drove $47.1 million and $108.6 million in transaction revenue, respectively. During the three and six months ended June 30, 2024, our capital markets business drove $46.7 million and $92.9 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
Global markets saw significant volatility in the second quarter of 2025 amid trade policy uncertainty, conflicts in the Middle East and better-than-expected economic data. The quarter began with the announcement of sweeping U.S. tariffs on April 2 which caused sharp selloffs in equities, credit, treasuries and commodities. However, a subsequent delay and softening of trade policies helped markets recover by the quarter-end, with most risk assets ultimately generating positive returns in the period.
Equities were particularly volatile in the quarter, falling over 10% in the span of a few days before rebounding and ending the quarter higher. Gains were driven by a recovery in risk sentiment and solid corporate earnings, with the S&P 500 reporting year-over-year first quarter EPS growth of approximately 13%. The S&P 500, Nasdaq and Dow Jones Industrial Average gained 10.6%, 17.7% and 5.0%, respectively, during the three months ended June 30, 2025. Technology, Communications and Materials sectors posted the strongest performance, gaining 23.5%, 18.2% and 12.6%, respectively. Losses were sharpest in the Energy and Healthcare sectors, which fell (9.4%) and (7.6%), respectively. Volatility, as measured by the CBOE Volatility Index, fell to 16.7 as of the end of the quarter versus 22.3 as of the end of the first quarter of 2025 and after touching as high as 60 in early April. Global equity markets performed in-line relative to U.S. equity indices, with the MSCI World Index rising 11.0%.
The impact of trade policies on inflation remains a point of focus. Inflation continued to moderate towards the Federal Reserve’s 2.0% target during the quarter, with the U.S. Consumer Price Index (“CPI”) rising 2.3% year-over-year in April and 2.4% year-over-year in May. Core CPI, which excludes food and energy prices, similarly slowed over the second quarter, coming in at +2.8% and +2.8% year-over-year, respectively, in April and May. The U.S. employment picture remains robust with the economy adding 158,000 payrolls in April, 144,000 in May and 147,000 in June, with the relevant unemployment rate recorded at 4.2%, 4.2% and 4.1%, respectively.
The Federal Reserve elected to maintain the federal funds rate at its current range of 4.25%-4.50% for the second consecutive quarter, signaling a period of policy stability. Market participants remain uncertain about the short- to medium-term direction of the rates, given mixed signals from recent Federal Reserve Meeting Minutes and recent comments from the governors. A notable divide exists within the U.S. monetary policy space, with some advocating for proactive rate cuts to prevent overly restrictive monetary policy, while others call for patience, prioritizing caution against premature policy adjustments.

During the second quarter of 2025, the U.S. Treasury yield curve continued to steepen, with 30-year Treasury yields rising by +20 basis points over the quarter. Meanwhile, shorter-term government bonds saw declines, as 2-year and 5-year yields each dropped 15 basis points. The middle of the curve remained relatively stable, with 7-year yields lower by 8 basis points and 10-year yields increasing by just 2 basis points. This trend reflects rising concerns over the rapidly increasing U.S. budget deficit and the inflationary pressures linked to tariffs, which have dampened demand for long-dated Treasury bonds while driving increased interest in shorter-term securities.
In corporate credit markets, both U.S. and European high yield generated positive performance in the second quarter of 2025 as a result of strong technicals and receding macroeconomic and geopolitical tensions. According to J.P. Morgan data, U.S. high yield gained 3.7% and the European market returned 2.5% during the three-month period. In the United States, high yield bond spreads tightened by 47 basis points to 337 basis points, while in Europe, high yield spreads compressed 26 basis points to end the quarter at 386 basis points. The high yield default rate, measured on a trailing twelve-month basis, increased from 1.2% to 1.4% in the United States and rose in Europe from 3.6% to 4.0%. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 2.3% return, and the J.P. Morgan European Leveraged Loan Index posted a 1.3% return for the second quarter of 2025. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 7.7% and 435 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.0% and 477 basis point spread.
We are also closely evaluating the potential impacts to our business of financial, regulatory and other proposals put forth by the current Administration and Congress as well as the One Big Beautiful Bill Act (“OBBBA”) which was signed into law on July 4, 2025.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 39% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of June 30, 2025. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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

Key Financial Measures
Our key financial and operating measures are discussed below:
Revenues
Fees and Other. Fees and other consists primarily of (i) management fees, (ii) monitoring fees, (iii) transaction fees, (iv) incentive fee income and (v) expense reimbursements from unconsolidated funds, portfolio companies and third parties. These fee arrangements are documented within the contractual terms of the governing agreements and are recognized when earned, which generally coincides with the period during which the related services are performed and in the case of transaction fees, upon closing of the transaction. Management fees include catch-up fees resulting from additional capital commitments from limited partners in subsequent closings. Monitoring fees may provide for a termination payment following an initial public offering or change of control. These termination payments are recognized in the period in which the related transaction closes.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$569,074	$522,800	$1,112,529	$1,035,095
Capital allocation-based income	351,463	221,394	842,884	533,170
Total revenues	920,537	744,194	1,955,413	1,568,265
Expenses
Compensation and benefits:
Cash-based compensation and benefits	208,621	191,486	432,191	397,822
Equity-based compensation	209,622	227,542	415,454	455,450
Performance allocation compensation	233,437	133,753	532,142	330,187
Total compensation and benefits	651,680	552,781	1,379,787	1,183,459
General, administrative and other	182,335	170,184	346,646	321,816
Depreciation and amortization	30,808	32,079	62,190	65,044
Interest expense	25,308	21,502	49,368	42,624
Total expenses	890,131	776,546	1,837,991	1,612,943
Investment income (loss)
Net losses from investment activities	(791)	(16,652)	(2,878)	(21,850)
Interest, dividends and other	9,722	13,816	18,970	26,720
Total investment income (loss)	8,931	(2,836)	16,092	4,870
Income (loss) before income taxes	39,337	(35,188)	133,514	(39,808)
Income tax expense	9,226	22,390	15,575	26,776
Net income (loss)	30,111	(57,578)	117,939	(66,584)
Net loss attributable to non-controlling interests in TPG Operating Group	(30,865)	(57,292)	(42,964)	(112,329)
Net income attributable to other non-controlling interests	46,035	13,691	120,569	44,203
Net income (loss) attributable to TPG Inc.	$14,941	$(13,977)	$40,334	$1,542

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.03	$(0.15)	$0.10	$(0.08)
Diluted	$(0.05)	$(0.19)	$(0.05)	$(0.29)
Weighted-average shares of Class A common stock outstanding
Basic	133,404,634	101,690,961	125,450,638	95,402,371
Diluted	370,142,783	364,765,098	369,753,038	364,558,007

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues
Revenues consisted of the following for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	%

	($ in thousands)
Management fees	$452,531	$413,344	$39,187	9%
Transaction, monitoring and other fees	47,131	46,714	417	1%
Expense reimbursements and other	69,412	62,742	6,670	11%
Total fees and other	569,074	522,800	46,274	9%
Performance allocations	335,789	200,877	134,912	67%
Capital interests	15,674	20,517	(4,843)	(24)%
Total capital allocation-based income	351,463	221,394	130,069	59%
Total revenues	$920,537	$744,194	$176,343	24%
Fees and other revenues increased $46.3 million, or 9%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change resulted primarily from a $39.2 million increase in management fees and a $6.7 million increase in expense reimbursements and other.
Management Fees. Management fees increased $39.2 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily driven by higher management fees from our Growth, Impact, TPG AG Credit and Real Estate platforms, offset by lower management fees from our Capital, TPG AG Real Estate and Market Solutions platforms.
Management fees from our Capital platform decreased $22.9 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change is primarily due to higher catch-up fees earned from Asia VIII during the three months ended June 30, 2024 and a reduction in the fee basis of TPG VII and TPG VIII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $47.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to catch-up fees earned from the subsequent closings of Growth VI during the three months ended June 30, 2025.
Management fees from our Impact platform increased $20.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to fees earned from Rise Climate II during the three months ended June 30, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit platform increased $5.2 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in fee basis from MMDL V as a result of new investments and fees earned from Credit Solutions III, which was activated during the third quarter of 2024. These were partially offset by a reduction in fee basis from MMDL III as a result of lower fee-earning AUM.
Management fees from TPG AG Real Estate platform decreased $2.4 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to Realty IX as the fund ceased paying fees beginning the second quarter of 2025 and a reduction in the fee basis of Net Lease Realty III during the three months ended June 30, 2025.
Management fees from our Real Estate platform increased $0.3 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Management fees from our Market Solutions platform decreased $5.8 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to catch-up fees earned as a result of additional capital commitments from limited partners in NewQuest V during the three months ended June 30, 2024 and a decrease in fee-earning AUM of TPEP.
Catch-up management fees totaled $42.9 million during the three months ended June 30, 2025 and primarily consisted of $38.5 million for Growth VI and $2.7 million for Rise Climate II.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $0.4 million, or 1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Expense Reimbursements and Other. Expense reimbursements and other increased $6.7 million, or 11%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in in-house services and reimbursable expenses.
Performance Allocations. Performance allocations increased $134.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Realized performance allocation gains for the three months ended June 30, 2025 and 2024 totaled $438.6 million and $134.2 million, respectively. Unrealized performance allocation losses for the three months ended June 30, 2025 totaled $102.8 million. Unrealized performance allocation gains for the three months ended June 30, 2024 totaled $66.7 million.
The table below highlights performance allocations for the three months ended June 30, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended June 30,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$202,496	$85,956	$116,540	136%
Growth(1)	(1,431)	61,390	(62,821)	(102)%
Impact	54,037	38,309	15,728	41%
TPG Angelo Gordon
TPG AG Credit	56,540	74,777	(18,237)	(24)%
TPG AG Real Estate	(24,281)	(14,066)	(10,215)	(73)%
Real Estate	(22,287)	(15,187)	(7,100)	(47)%
Market Solutions	61,043	(9,353)	70,396	NM
Total TPG Operating Group Shared:	$326,117	$221,826	$104,291	47%
TPG Operating Group Excluded:
Capital	$4,366	$(1,930)	$6,296	326%
Growth	4,763	(18,418)	23,181	126%
Real Estate	543	(601)	1,144	190%
Total TPG Operating Group Excluded(2)	9,672	(20,949)	30,621	146%
Total Performance Allocations	$335,789	$200,877	$134,912	67%
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

Performance allocation income was $335.8 million for three months ended June 30, 2025 compared to $200.9 million for three months ended June 30, 2024. This change was primarily driven by higher performance allocations from our Capital, Impact and Market Solutions platforms during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Performance allocation income from our Capital platform was $202.5 million for the three months ended June 30, 2025 compared to $86.0 million for the three months ended June 30, 2024. Performance allocation income for the three months ended June 30, 2025 was largely driven by income of $80.0 million from TPG IX, $46.3 million from Asia VII and $45.5 million from TPG VIII, partially offset by losses of $16.9 million from THP I. Performance allocation income for the three months ended June 30, 2024 was primarily attributable to gains of $148.7 million from TPG VII, $13.3 million from TPG IX and $10.4 million from Asia VI, partially offset by losses of $36.9 million from Asia VII and $36.9 million from TPG VIII.
Performance allocation losses from our Growth platform were $1.4 million for the three months ended June 30, 2025 compared to income of $61.4 million for the three months ended June 30, 2024. Performance allocation losses for the three months ended June 30, 2025 were primarily driven by losses of $36.2 million from Growth III, partially offset by income of $20.8 million from TTAD II, $8.4 million from Growth IV and $2.8 million from TTAD. Performance allocation income for the three months ended June 30, 2024 was primarily driven by $37.7 million from Growth IV, $17.1 million from TTAD II and $9.9 million from Growth V.
Performance allocation income from our Impact platform was $54.0 million for the three months ended June 30, 2025 compared to $38.3 million for the three months ended June 30, 2024. Performance allocation income for the three months ended June 30, 2025 was primarily driven by income of $39.3 million from Rise III and $26.1 million from Rise Climate I, partially offset by losses of $10.9 million from Rise I. Performance allocation income for the three months ended June 30, 2024 was primarily driven by gains of $28.9 million from Rise III.
Performance allocation income from TPG AG Credit platform was $56.5 million for the three months ended June 30, 2025 compared to $74.8 million for the three months ended June 30, 2024. Performance allocation income for the three months ended June 30, 2025 was primarily driven by income of $11.5 million from MVP Fund, $8.4 million from MMDL V, $5.9 million from MMDL IV, $4.8 million from Credit Solutions II and $4.5 million from Essential Housing III. Performance allocation income for the three months ended June 30, 2024 was primarily driven by gains of $15.7 million from MVP Fund, $10.4 million from MMDL IV, $8.3 million from Credit Solutions II, $6.7 million from ABC Fund and $5.0 million from MMDL III.
Performance allocation losses from TPG AG Real Estate platform were $24.3 million for the three months ended June 30, 2025 compared to $14.1 million for the three months ended June 30, 2024. Performance allocation losses for the three months ended June 30, 2025 were primarily driven by losses of $16.8 million from Asia Realty IV and $7.2 million from Realty VIII, which were partially offset by net gains of $7.0 million from Net Lease Realty III. Performance allocation losses for the three months ended June 30, 2024 were primarily driven by losses of $14.5 million from Realty Value X and $10.9 million from Europe Realty II, which were partially offset by gains of $8.1 million from Growth Capital Partners I.
Performance allocation losses from our Real Estate platform were $22.3 million for the three months ended June 30, 2025 compared to losses of $15.2 million for the three months ended June 30, 2024, in each case attributable to TREP III.
Performance allocation income of $61.0 million from our Market Solutions platform for the three months ended June 30, 2025 was primarily driven by net gains of $53.3 million from NewQuest IV and $10.5 million from TPEP. Performance allocation losses for the three months ended June 30, 2024 were primarily driven by $7.2 million of loss from NewQuest IV and $3.1 million of loss from NewQuest III, partially offset by net gains of $2.8 million from NewQuest V.
TPG Operating Group Excluded entities generated income of $9.7 million during the three months ended June 30, 2025 compared to losses of $20.9 million during the three months ended June 30, 2024. Performance allocation income for three months ended June 30, 2025 was primarily driven by gains of $3.8 million from Asia V from our Capital platform and $2.1 million from Growth II from our Growth platform. Performance allocation losses for the three months ended June 30, 2024 were primarily driven by losses of $13.1 million from Biotech III from our Growth platform and $3.1 million from MMI from our Capital platform.

As of June 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.8 billion. As of June 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income decreased $4.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily attributable to losses on our investments in Growth III, NewQuest III, Asia VI and Rise I, which were partially offset by gains from our investments in TPG IX, Asia VII and Rise III during the three months ended June 30, 2025. During the three months ended June 30, 2024, we recognized gains on our investments in TPG VII and TRTX, which were partially offset by losses from our investments in Asia VII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $17.1 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased $17.9 million, or 8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily attributable to the vesting of certain Other Awards during the year ended December 31, 2024 and January 2025, partially offset by an increase in compensatory restricted stock unit grants to TPG employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased $99.7 million, or 75% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased $12.2 million, or 7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily driven by an increase in rent expense due to the commencement of the New York office lease in 2025, along with increases in professional, administrative and reimbursable expenses.
Depreciation and Amortization. Depreciation and amortization decreased $1.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest Expense. Interest expense increased $3.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in borrowings on our Senior Unsecured Revolving Credit Facility.
Net Losses from Investment Activities. Net losses from investment activities were $0.8 million for three months ended June 30, 2025 compared to net losses of $16.7 million for the three months ended June 30, 2024.
Interest, Dividends and Other. Interest, dividends and other decreased $4.1 million, or 30%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily driven by a change in the fair value of contingent liabilities related to the acquisition of TPG Angelo Gordon.
Income Tax Expense. Income tax expense decreased $13.2 million, or 59%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the tax effects recognized in connection with certain compensation expenses that are not tax deductible during the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues
Revenues consisted of the following for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	%

	($ in thousands)
Management fees	$871,482	$820,761	$50,721	6%
Transaction, monitoring and other fees	108,644	92,883	15,761	17%
Expense reimbursements and other	132,403	121,451	10,952	9%
Total fees and other	1,112,529	1,035,095	77,434	7%
Performance allocations	786,349	490,520	295,829	60%
Capital interests	56,535	42,650	13,885	33%
Total capital allocation-based income	842,884	533,170	309,714	58%
Total revenues	$1,955,413	$1,568,265	$387,148	25%
Fees and other revenues increased by $77.4 million, or 7%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change resulted from a $50.7 million increase in management fees, a $15.8 million increase in transaction, monitoring and other fees and an $11.0 million increase in expense reimbursements and other.
Management Fees. Management fees increased $50.7 million, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by higher management fees from our Growth, Impact, TPG AG Credit, TPG AG Real Estate and Real Estate platforms, offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $39.5 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to catch-up fees from Asia VIII during the six months ended June 30, 2024 and a reduction in the fee basis of TPG VII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $52.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily due to catch-up fees earned from the subsequent closings of Growth VI during the six months ended June 30, 2025.
Management fees from our Impact platform increased $38.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to fees earned from Rise Climate II and Rise Climate TI during the six months ended June 30, 2025, which were activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit platform increased $10.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in fee basis from MMDL V and MMDL Evergreen as a result of new investments and Credit Solutions III, which was activated during the third quarter of 2024. These were partially offset by a reduction in fee basis from MMDL III as a result of lower fee-earning AUM.
Management fees from TPG AG Real Estate platform increased $5.1 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to catch-up fees earned from Europe Realty IV during the six months ended June 30, 2025. This was partially offset by Realty IX as the fund ceased paying fees beginning the second quarter of 2025.
Management fees from our Real Estate platform increased $0.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Management fees from our Market Solutions platform decreased $8.6 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of a decrease in TPEP’s fee-earning AUM and catch-up fees earned from NewQuest V during the six months ended June 30, 2024.
Catch-up management fees totaled $50.4 million during the six months ended June 30, 2025 and primarily consisted of $34.8 million for Growth VI.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased by $15.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by a $9.3 million increase in our Market Solutions platform as a result of increased capital markets activity among our portfolio companies involving our broker-dealer and a $4.6 million increase in fee-related performance revenues for the six months ended June 30, 2025 related to TCAP.
Expense Reimbursements and Other. Expense reimbursements and other increased by $11.0 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in in-house services and reimbursable expenses.
Performance Allocations. Performance allocations increased by $295.8 million, or 60%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Realized performance allocation gains for the six months ended June 30, 2025 and 2024 totaled $651.9 million and $333.0 million, respectively. Unrealized performance allocation gains for the six months ended June 30, 2025 and 2024 totaled $134.4 million and $157.6 million, respectively.
The table below highlights performance allocations for the six months ended June 30, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Six Months Ended June 30,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$444,405	$153,875	$290,530	189%
Growth(1)	46,271	151,008	(104,737)	(69)%
Impact	69,605	59,038	10,567	18%
TPG Angelo Gordon
TPG AG Credit	125,289	176,505	(51,216)	(29)%
TPG AG Real Estate	(75,655)	(35,968)	(39,687)	(110)%
Real Estate	85,240	12,271	72,969	595%
Market Solutions	52,683	(24,353)	77,036	316%
Total TPG Operating Group Shared:	$747,838	$492,376	$255,462	52%
TPG Operating Group Excluded:
Capital	$6,345	$724	$5,621	NM
Growth	31,257	(1,412)	32,669	NM
Real Estate	909	(1,168)	2,077	178%
Total TPG Operating Group Excluded(2)	38,511	(1,856)	40,367	NM
Total Performance Allocations	$786,349	$490,520	$295,829	60%
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

Performance allocation income was $786.3 million for six months ended June 30, 2025 compared to $490.5 million for six months ended June 30, 2024. This change was primarily driven by higher performance allocations from our Capital, Impact, Real Estate and Market Solutions platforms during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, partially offset by a decrease in performance allocations from our Growth and TPG Angelo Gordon platforms.
Performance allocation income from our Capital platform was $444.4 million for the six months ended June 30, 2025 compared to $153.9 million for the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2025 was primarily driven by gains of $190.7 million from TPG IX, $113.4 million from Asia VII, $62.1 million from Asia VIII and $57.7 million from THP II, partially offset by losses of $32.3 million from THP I and $10.8 million from Asia VI. Performance allocation income for the six months ended June 30, 2024 was primarily driven by gains of $146.9 million from TPG VII, $58.8 million from TPG IX and $36.8 million from TPG VIII, partially offset by losses of $88.3 million from Asia VII and $18.7 million from THP I.
Performance allocation income from our Growth platform was $46.3 million for the six months ended June 30, 2025 compared to $151.0 million for the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2025 was primarily driven by $25.6 million from TTAD II, $20.9 million from Growth IV and $19.5 million from Growth V, partially offset by losses of $41.4 million from Growth III. Performance allocation income for the six months ended June 30, 2024 was primarily driven by $60.2 million from Growth IV, $55.1 million from TTAD II and $45.0 million from Growth V.
Performance allocation income from our Impact platform was $69.6 million for the six months ended June 30, 2025 compared to $59.0 million for the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2025 was primarily driven by gains of $57.4 million from Rise III, $33.4 million from Rise Climate and $6.3 million from Rise II, partially offset by losses of $27.5 million from Rise I. Performance allocation income for the six months ended June 30, 2024 was primarily driven by gains of $36.7 million from Rise Climate and $28.9 million from Rise III, partially offset by losses of $9.8 million from Rise.
Performance allocation income from TPG AG Credit platform was $125.3 million for the six months ended June 30, 2025 compared to $176.5 million for the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $26.3 million from MVP Fund, $15.1 million from MMDL V, $9.5 million from MMDL IV, $12.7 million from Credit Solutions II and $7.3 million from Essential Housing II. Performance allocation income for the six months ended June 30, 2024 was primarily driven by $40.2 million from MVP Fund, $19.2 million from MMDL IV, $25.6 million from Credit Solutions II, $12.9 million from ABC Fund and $11.7 million from MMDL III.
Performance allocation losses from TPG AG Real Estate platform were $75.7 million for the six months ended June 30, 2025 compared to $36.0 million for the six months ended June 30, 2024. Performance allocation losses for the six months ended June 30, 2025 were primarily driven by losses of $35.3 million from Realty X, $27.9 million from Asia Realty IV and $7.4 million from Realty VIII. Performance allocation losses for the six months ended June 30, 2024 were primarily driven by losses of $18.5 million from Realty X, $31.5 million from Europe Realty II and $11.4 million from Realty VIII, which were partially offset by gains of $13.5 million from Net Lease Realty III and $13.4 million from Europe Realty III.
TREP III within the Real Estate platform generated $85.2 million of gains during the six months ended June 30, 2025 compared to a gains of $12.3 million during the six months ended June 30, 2024.
Performance allocation income of $52.7 million from our Market Solutions platform during the six months ended June 30, 2025 was primarily driven by $40.1 million of gains from NewQuest IV and $11.9 million from TPEP. Performance allocation losses for the six months ended June 30, 2024 were primarily driven by losses of $29.4 million from NewQuest III and $11.6 million from NewQuest IV, partially offset by gains of $9.8 million from NewQuest V.
TPG Operating Group Excluded generated performance allocation income of $38.5 million during the six months ended June 30, 2025 compared to losses of $1.9 million during the six months ended June 30, 2024. Performance allocation income for the six months ended June 30, 2025 was primarily driven by gains of $11.2 million from Biotech III, $9.3 million from Gator and $9.0 million from Growth II from our Growth platform and $3.2 million from Asia V from our Capital platform. Performance allocation losses from TPG Operating Group Excluded for the six months ended June 30, 2024 were primarily driven by losses of $11.3 million from Biotech III from our Growth platform and $2.8 million from

MMI from our Capital platform, partially offset by gains of $6.2 million from Biotech V from our Growth platform and $3.9 million from TPG VI from our Capital platform.
As of June 30, 2025, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $5.8 billion. As of June 30, 2025, accrued performance allocations presented as investments in the Consolidated Statement of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased by $13.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily attributable to gains from our investments in TPG IX, Asia VII, Rise III, Asia VIII and THP II, partially offset by losses from our investment in Growth III, Rise I, NewQuest III and THP I during the six months ended June 30, 2025. During the six months ended June 30, 2024, we recognized gains on our investments in TPG VII, TPG IX and TRTX, offset by losses from our investment in Asia VII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased by $34.4 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-based Compensation. Equity-based compensation expense decreased by $40.0 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by the vesting of certain Other Awards during the year ended December 31, 2024 and January 2025, partially offset by an increase in compensatory restricted stock unit grants to TPG employees, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased by $202.0 million, or 61%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased by $24.8 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by an increase in rent expense due to the commencement of the New York office lease in 2025, along with increases in professional, administrative and reimbursable expenses.
Depreciation and Amortization. Depreciation and amortization decreased by $2.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest Expense. Interest expense increased by $6.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in borrowings on our Senior Unsecured Revolving Credit Facility.
Net Gains (Losses) from Investment Activities. Net losses from investment activities totaled $2.9 million for the six months ended June 30, 2025 compared to losses of $21.9 million for the six months ended June 30, 2024. This change was primarily attributable to a net loss of $18.6 million from our investments in Nerdy Inc. during the six months ended June 30, 2024.
Interest, Dividends and Other. Interest, dividends and other decreased by $7.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by a change in the fair value of contingent liabilities related to the acquisition of TPG Angelo Gordon.
Income Tax Expense. Income tax expense decreased by $11.2 million, or 42%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in income tax benefits recognized during the six months ended June 30, 2025 in connection with restricted stock unit settlements.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	June 30, 2025	December 31, 2024

	($ in thousands)
Assets
Cash and cash equivalents	$1,112,027	$808,017
Investments	7,932,744	7,503,281
Due from affiliates	387,745	447,012
Intangible assets and goodwill	917,311	969,786
Right-of-use assets	570,486	208,501
Deferred tax assets	791,969	352,951
Other assets	254,033	245,561
Total assets	$11,966,315	$10,535,109

Liabilities and Equity
Debt obligations	$1,610,589	$1,281,984
Due to affiliates	634,861	465,137
Accrued performance allocation compensation	4,507,026	4,376,523
Operating lease liabilities	602,850	223,131
Other liabilities	1,051,533	596,345
Total liabilities	8,406,859	6,943,120

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (144,596,915 and 109,211,355 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	145	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,858,284 and 255,756,502 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	225	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,258,871	970,719
Accumulated deficit	(267,366)	(186,983)
Non-controlling interests	2,567,581	2,807,888
Total equity	3,559,456	3,591,989
Total liabilities and equity	$11,966,315	$10,535,109
Cash and cash equivalents increased $304.0 million during the six months ended June 30, 2025 primarily due to $328.0 million of net proceeds from our debt obligations, partially offset by payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $429.5 million during the six months ended June 30, 2025 primarily due to net capital allocation-based income of $842.9 million and purchases of $398.1 million, which were partially offset by proceeds of $906.6 million.
Deferred tax assets increased $439.0 million during the six months ended June 30, 2025 primarily due to excess income tax basis compared to the book basis in the TPG Operating Group resulting from exchanges of Common Units for Class A common stock during the period.
Right-of-use assets and operating lease liabilities increased $362.0 million and $379.7 million, respectively, for the six months ended June 30, 2025 primarily due to the commencement of the New York office lease in 2025.

Debt obligations increased $328.6 million during the six months ended June 30, 2025 primarily due to borrowings under our Senior Unsecured Revolving Credit Facility and 364-Day Credit Facility.
Due to affiliates increased $169.7 million during the six months ended June 30, 2025 primarily due to an increase of additional payments expected to be made in future years of $113.8 million in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
Accrued performance allocation compensation increased $130.5 million for the six months ended June 30, 2025, primarily attributable to net increases in performance fee compensation expense of $532.1 million, partially offset by settlements of performance allocation compensation of $398.9 million during the six months ended June 30, 2025.
Other liabilities increased $455.2 million during the six months ended June 30, 2025 primarily due to an increase of $286.1 million in expected payments to be made in future years to non-affiliates in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
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
The following table sets forth our total FRE and DE for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
Management fees	$450,463	$413,275	$863,623	$815,959
Fee-related performance revenues	6,768	4,485	12,969	8,360
Transaction, monitoring and other fees, net	34,835	34,146	88,808	68,301
Other income	3,053	7,090	5,983	17,584
Fee-Related Revenues	495,119	458,996	971,383	910,204
Cash-based compensation and benefits, net	174,345	164,746	367,894	346,429
Fee-related performance compensation	3,384	2,242	6,484	4,180
Operating expenses, net	97,873	90,744	195,926	175,960
Fee-Related Expenses	275,602	257,732	570,304	526,569
Fee-Related Earnings	219,517	201,264	401,079	383,635
Realized performance allocations, net	87,037	25,979	126,658	57,531
Realized investment income and other, net	(5,716)	5,910	(9,678)	(3,405)
Depreciation expense	(5,157)	(4,722)	(10,107)	(10,337)
Interest expense, net	(17,205)	(7,672)	(31,697)	(17,659)
Distributable Earnings	278,476	220,759	476,255	409,765
Income taxes	(10,186)	(14,120)	(21,229)	(22,501)
After-Tax Distributable Earnings	$268,290	$206,639	$455,026	$387,264

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Fee-Related Revenues
Fee-related revenues increased $36.1 million, or 8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to additional management fees of $37.2 million and a $2.3 million increase in fee-related performance revenues, partially offset by a decrease in other income of $4.0 million.
Management Fees
The following table presents management fees in our platforms for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$113,804	$140,691
Growth	88,215	39,685
Impact	66,438	47,795
TPG Angelo Gordon
TPG AG Credit	81,603	76,722
TPG AG Real Estate	50,043	52,540
Real Estate	35,629	35,256
Market Solutions	14,731	20,586
Total Management Fees	$450,463	$413,275
Management fees increased $37.2 million, or 9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily driven by higher management fees from our Growth and Impact platforms, partially offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $26.9 million during the three months ended June 30, 2025, primarily due to catch-up fees earned as a result of additional capital commitments from limited partners in Asia VIII during the three months ended June 30, 2024 and a decrease in the fee basis of TPG VII and TPG VIII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $48.5 million primarily due to catch-up fees earned in Growth VI from subsequent closings during the three months ended June 30, 2025.
Management fees from our Impact platform increased $18.6 million during the three months ended June 30, 2025 compared to three months ended June 30, 2024 primarily due to fees earned from Rise Climate II during the three months ended June 30, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit increased $4.9 million during the three months ended June 30, 2025 compared to three months ended June 30, 2024 primarily due to an increase in fee basis from MMDL V as a result of new investments and fees in Credit Solutions III, which was activated during the third quarter of 2024. These were partially offset by a decrease in fees from MMDL III as a result of lower fee-earning AUM.
Management fees from TPG AG Real Estate decreased $2.5 million during the three months ended June 30, 2025 compared to three months ended June 30, 2024 primarily due to lower fees earned from Realty IX, which ceased paying fees in the second quarter of 2025, and a decrease in the fee basis of Net Lease Realty III.
Management fees from our Real Estate platform increased $0.4 million during the three months ended June 30, 2025 compared to three months ended June 30, 2024.
Management fees from our Market Solutions platform decreased $5.9 million primarily due to lower fees in TPEP as a result of lower fee-earning AUM, and catch-up fees earned in NewQuest V during the three months ended June 30, 2024.

Catch-up management fees totaled $42.9 million during the three months ended June 30, 2025 and primarily consisted of $38.5 million for Growth VI, $2.7 million for Rise Climate II, and $1.2 million for Rise Climate Global South.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$6,768	$4,485
Total Fee-Related Performance Revenues	$6,768	$4,485
Fee-related performance revenues increased $2.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to higher incentive fees from TCAP.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$1,581	$1,442
Growth	344	238
Impact	2,042	1,192
TPG Angelo Gordon
TPG AG Credit	1,645	462
TPG AG Real Estate	1,521	1,302
Market Solutions	27,702	29,510
Total Transaction, Monitoring and Other Fees, Net	$34,835	$34,146
Transaction, monitoring and other fees, net increased $0.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Other Income

Total other income decreased $4.0 million, or 57%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased $17.9 million, or 7%, during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily due to increases in cash-based compensation and benefits, net of $9.6 million and operating expenses, net of $7.1 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Salaries	$93,213	$86,466
Bonuses	76,138	73,891
Benefits and other	33,934	28,775
Reimbursements	(28,940)	(24,386)
Total Cash-Based Compensation and Benefits, Net	$174,345	$164,746
Cash-based compensation and benefits, net increased $9.6 million, or 6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily due to higher salaries and benefits resulting from an overall increase in headcount, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$3,384	$2,242
Total Fee-related Performance Compensation	$3,384	$2,242
Total fee-related performance compensation increased $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $7.1 million, or 8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change was primarily due to an increase in professional fees.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$31,124	$—
Growth	42,742	2,905
Impact	15	4,278
TPG Angelo Gordon
TPG AG Credit	12,154	13,854
TPG AG Real Estate	1,002	4,041
Real Estate	—	901
Total Realized Performance Allocations, Net	$87,037	$25,979
Realized performance allocations, net of $87.0 million for the three months ended June 30, 2025 were generated primarily from realizations of $31.1 million from TPG VII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $3.9 million from Credit Solutions II and $1.3 million from MMDL V in TPG AG Credit. The activity consisted of realizations sourced from portfolio companies including Crunch Fitness and Viking Cruises.
Realized performance allocations, net of $26.0 million for the three months ended June 30, 2024 were generated from realizations of $8.0 million from MMDL IV in TPG AG Credit, $4.3 million from Rise Climate I in the Impact platform, $3.9 million from Growth Capital Partners I in TPG AG Real Estate and $2.9 million from TTAD I in the Growth platform. The activity consisted of realizations sourced from portfolio companies including Nextracker and Visma AS.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Investments in funds	$21,445	$11,256
Non-core income (expense)	(27,161)	(5,346)
Total Realized Investment Income and Other, Net	$(5,716)	$5,910
The change in realized investment income and other, net of $11.6 million during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 resulted primarily from an increase in our non-core expense, partially offset by realizations from certain investments in our funds. Our non-core activity includes expenses of $10.2 million related to our unoccupied lease space and $8.2 million for acquisition diligence activity for the three months ended June 30, 2025.
Depreciation
Depreciation expense increased $0.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

	($ in thousands)
Interest expense	$25,320	$21,509
Interest (income)	(8,115)	(13,837)
Interest Expense, Net	$17,205	$7,672
Interest expense, net increased $9.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase in realized performance allocations, net, partially offset by lower realized investment income and other, net.
Income Taxes
Income taxes decreased $3.9 million, or 28%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the utilization of tax deductions generated in the prior quarter.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Fee-Related Revenues
Fee-related revenues increased by $61.2 million, or 7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to additional management fees of $47.7 million and an increase in transaction, monitoring and other fees, net of $20.5 million, partially offset by a decrease in other income of $11.6 million.
Management Fees
The following table presents management fees in our platforms for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$225,378	$275,680
Growth	132,740	79,359
Impact	130,117	96,185
TPG Angelo Gordon
TPG AG Credit	164,368	151,470
TPG AG Real Estate	109,833	104,471
Real Estate	70,580	69,626
Market Solutions	30,607	39,168
Total Management Fees	$863,623	$815,959
Management fees increased $47.7 million, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by higher management fees from our Growth and Impact platforms, partially offset by lower management fees from our Capital and Market Solutions platforms.

Management fees from our Capital platform decreased $50.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change is primarily due to catch-up fees earned as a result of additional capital commitments from limited partners in Asia VIII during the six months ended June 30, 2024 and a decrease in the fee bases of TPG VIII and TPG VII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $53.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to catch-up fees earned from subsequent closings of Growth VI during the six months ended June 30, 2025.
Management fees from our Impact platform increased $33.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to catch-up fees earned from Rise Climate II during the six months ended June 30, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit increased $12.9 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in the fee bases of MMDL V and MMDL Evergreen as a result of new investments and Credit Solutions III, which was activated during the third quarter of 2024. In addition, management fees increased during the six months ended June 30, 2025 due to subsequent closings from TCAP. These were partially offset by a decrease fees from MMDL III as a result of lower fee-earning AUM.
Management fees from TPG AG Real Estate increased $5.4 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to catch-up fees earned from Europe Realty IV during the six months ended June 30, 2025. This was partially offset by Realty IX as the fund ceased paying fees in the second quarter of 2025.
Management fees from our Real Estate platform increased $1.0 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Management fees from our Market Solutions platform decreased $8.6 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily as a result of a decrease in TPEP’s fee-earning AUM and partially offset by catch-up fees earned as a result of additional capital commitments from limited partners in NewQuest V during the six months ended June 30, 2025.
Catch-up management fees totaled $50.4 million during the six months ended June 30, 2025 and primarily consisted of $34.8 million for Growth VI and $8.9 million for Europe Realty IV.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$12,969	$8,360
Total Fee-Related Performance Revenues	$12,969	$8,360
Fee-related performance revenues increased by $4.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to higher incentive fees from TCAP.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$3,026	$2,854
Growth	693	437
Impact	3,940	2,715
TPG Angelo Gordon
TPG AG Credit	3,509	1,506
TPG AG Real Estate	2,023	1,726
Real Estate	481	—
Market Solutions	75,136	59,063
Total Transaction, Monitoring and Other Fees, Net	$88,808	$68,301
Transaction, monitoring and other fees, net increased by $20.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily driven by a $16.1 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased by $11.6 million, or 66%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.
Fee-Related Expenses
Fee-related expenses increased by $43.7 million, or 8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily comprised of higher compensation and benefits, net of $21.5 million and an increase in operating expenses, net of $20.0 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Salaries	$185,288	$174,183
Bonuses	157,422	151,078
Benefits and other	80,573	64,963
Reimbursements	(55,389)	(43,795)
Total Cash-Based Compensation and Benefits, Net	$367,894	$346,429
Total cash-based compensation and benefits, net increased by $21.5 million, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily due to higher salaries and benefits resulting from an overall increase in headcount, partially offset by an increase in reimbursements.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$6,484	$4,180
Total Fee-related Performance Compensation	$6,484	$4,180
Total fee-related performance compensation increased by $2.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased by $20.0 million, or 11%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This change was primarily due to an increase in professional fees.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Capital	$57,985	$18,273
Growth	42,742	2,905
Impact	4,534	15,896
TPG Angelo Gordon
TPG AG Credit	18,302	15,470
TPG AG Real Estate	1,002	4,086
Real Estate	2,093	901
Total Realized Performance Allocations, Net	$126,658	$57,531
Realized performance allocations, net of $126.7 million for the six months ended June 30, 2025 were largely generated from realizations of $48.0 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $4.5 million from Rise Climate I in the Impact platform, $3.9 million from Credit Solutions II, $3.2 million from MMDL IV and $2.2 million from MMDL V in TPG AG Credit, and $2.1 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises, Crunch Fitness, DirecTV, Q-Centrix and Nextracker.
Realized performance allocations, net of $57.5 million for the six months ended June 30, 2024 were largely generated from realizations of $15.9 million from Rise Climate I in the Impact platform, $13.9 million from TPG VIII and $3.9 million from Asia VII in the Capital platform, $8.0 million from MMDL IV in TPG AG Credit, $3.9 million from Growth Capital Partners I in TPG AG Real Estate, and $2.9 million from TTAD I within the Growth platform. The activity consisted of realizations sourced from portfolio companies including DirecTV, Singlife, Nextracker and Visma AS.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Investments in funds	$39,005	$13,415
Non-core income (expense)	(48,683)	(16,820)
Total Realized Investment Income and Other, Net	$(9,678)	$(3,405)
The decrease in realized investment income and other, net of $6.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted primarily from an increase in our non-core expense partially offset by realizations from certain investments in our funds. Our non-core activity includes expenses of $19.9 million related to our unoccupied lease space and $17.8 million for acquisition diligence activity during the six months ended June 30, 2025.
Depreciation
Depreciation expense decreased $0.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Interest Expense, Net
The following table presents interest expense, net for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Interest expense	$49,375	$42,554
Interest (income)	(17,678)	(24,895)
Interest Expense, Net	$31,697	$17,659
Interest expense, net increased by $14.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to higher realized performance allocations, net and FRE.
Income Taxes
Income taxes decreased $1.3 million, or 6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to tax deductions in connection with restricted stock unit settlements during the period.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and six months ended June 30, 2025 and 2024:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
GAAP Revenue	$920,537	$744,194	$1,955,413	$1,568,265
Capital-allocation based income	(351,463)	(221,394)	(842,884)	(533,170)
Expense reimbursements	(66,646)	(50,227)	(126,055)	(95,894)
Investment income and other	(7,309)	(13,577)	(15,091)	(28,997)
Fee-Related Revenues	$495,119	$458,996	$971,383	$910,204
Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
GAAP Expenses	$890,131	$776,546	$1,837,991	$1,612,943
Depreciation and amortization expense	(30,808)	(32,079)	(62,190)	(65,044)
Interest expense	(25,308)	(21,502)	(49,368)	(42,624)
Expense reimbursements	(66,646)	(50,227)	(126,055)	(95,894)
Performance allocation compensation	(233,437)	(133,753)	(532,142)	(330,187)
Equity-based compensation	(209,622)	(227,542)	(415,454)	(455,450)
Non-core expenses and other	(48,708)	(53,711)	(82,478)	(97,175)
Fee-Related Expenses	$275,602	$257,732	$570,304	$526,569

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in thousands)
Net (loss) income	$30,111	$(57,578)	$117,939	$(66,584)
Net income attributable to other non-controlling interests	(46,035)	(13,691)	(120,569)	(44,203)
Amortization expense	22,959	24,004	46,696	48,002
Equity-based compensation	213,662	225,919	425,042	451,341
Unrealized performance allocations, net	13,341	(13,417)	(32,484)	(37,898)
Unrealized investment income	19,288	(5,344)	1,620	(25,571)
Income taxes	(957)	8,585	(5,609)	4,407
Non-recurring and other	15,921	38,161	22,391	57,770
After-tax Distributable Earnings	$268,290	$206,639	$455,026	$387,264
Income taxes	10,186	14,120	21,229	22,501
Distributable Earnings	$278,476	$220,759	$476,255	$409,765
Realized performance allocations, net	(87,037)	(25,979)	(126,658)	(57,531)
Realized investment income and other, net	5,716	(5,910)	9,678	3,405
Depreciation expense	5,157	4,722	10,107	10,337
Interest expense, net	17,205	7,672	31,697	17,659
Fee-Related Earnings	$219,517	$201,264	$401,079	$383,635
Net Accrued Performance

	June 30, 2025	December 31, 2024

	($ in thousands)
GAAP Investments	$7,932,744	$7,503,281
Equity method and other investments	(1,843,471)	(1,545,202)
Accrued performance allocation compensation	(4,507,026)	(4,376,523)
Impact of other consolidated entities	(575,419)	(607,989)
Net Accrued Performance	$1,006,828	$973,567

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
The following table summarizes our AUM by platform as of June 30, 2025 and 2024:

	June 30,
	2025	2024

	($ in millions)
Capital	$76,245	$71,758
Growth	29,771	26,670
Impact	28,894	19,350
TPG Angelo Gordon
TPG AG Credit	80,161	67,486
TPG AG Real Estate	18,749	18,250
Real Estate	18,239	17,322
Market Solutions	9,272	8,138
AUM as of end of period	$261,331	$228,974

The table below presents rollforwards of our total AUM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in millions)
Balance as of Beginning of Period	$250,621	$223,593	$245,873	$221,623
Capital Raised	11,303	6,299	17,209	10,959
Realizations	(6,478)	(5,363)	(10,779)	(10,248)
Outflows(1)	(176)	(644)	(684)	(1,092)
Changes in Investment Value and Other(2)	6,061	5,089	9,712	7,732
AUM as of end of period	$261,331	$228,974	$261,331	$228,974
___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $10.7 billion during the three months ended June 30, 2025. This change was driven by capital raised of $11.3 billion and net increases in investment value and other of $6.1 billion, partially offset by realizations of $6.5 billion. Capital raised was primarily attributable to fundraising activities of Growth VI within the Growth platform, Rise Climate II within the Impact platform, MMDL VI and Credit Solutions III within TPG AG Credit and TGS II within the Market Solutions platform. These increases were partially offset by realizations primarily attributable to TPG VII within the Capital platform, Growth IV and TTAD II within the Growth platform and MMDL IV within TPG AG Credit.
AUM increased approximately $15.5 billion during the six months ended June 30, 2025. This change was driven by capital raised of $17.2 billion and net increases in investment value and other of $9.7 billion, partially offset by realizations of $10.8 billion. Capital raised was primarily attributable to fundraising activities of Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III and MMDL VI within TPG AG Credit and TGS II within the Market Solutions platform. These increases were partially offset by realizations primarily attributable to TPG VII and TPG VIII within the Capital platform, Growth IV and TTAD II within the Growth platform, Rise Climate I within the Impact platform and MMDL IV within TPG AG Credit.
Fee-Earning Assets Under Management
Fee-earning AUM (“FAUM”) represents only the AUM from which we are entitled to receive management fees. FAUM is the sum of all the individual fee bases that are used to calculate our management fees and differs from AUM in the following respects: (i) assets and commitments from which we are not entitled to receive a management fee are excluded (e.g., assets and commitments with respect to which we are entitled to receive only performance allocations or are otherwise not currently entitled to receive a management fee) and (ii) certain assets, primarily in our credit and real estate funds, have different methodologies for calculating management fees that are not based on the fair value of the respective funds’ underlying investments. We believe this measure is useful to investors as it provides additional insight into the capital base upon which we earn management fees. Our definition of FAUM is not based on any definition of AUM or FAUM that is set forth in the agreements governing the investment funds and products that we manage.

The following table summarizes our FAUM by platform as of June 30, 2025 and 2024:

	June 30,
	2025	2024

	($ in millions)
Capital	$35,829	$38,200
Growth	14,520	12,364
Impact	19,077	13,586
TPG Angelo Gordon
TPG AG Credit	45,365	41,099
TPG AG Real Estate	14,590	14,317
Real Estate	11,951	11,744
Market Solutions	5,083	5,677
FAUM as of end of period	$146,415	$136,987
The table below presents rollforwards of our FAUM for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in millions)
Balance as of Beginning of Period	$142,794	$136,959	$141,286	$136,794
Fee-Earning Capital Raised(1)	2,910	1,523	5,398	3,063
Deployment(2)	2,867	2,882	5,682	5,455
Realizations(3)	(2,583)	(4,319)	(5,197)	(7,145)
Reduction in Fee Base(4)	(100)	(146)	(1,311)	(694)
Outflows(5)	(175)	(619)	(680)	(1,039)
Market Activity and Other(6)	702	707	1,237	553
FAUM as of end of period	$146,415	$136,987	$146,415	$136,987
___________
In the first quarter of 2025, we began reporting Fee-Earning Deployment and Realizations separately from Net Change in Investment Activity. We believe this additional disclosure is helpful to understand key drivers associated with our FAUM. Updating the presentation did not have any impact on total FAUM.
(1)Fee-Earning Capital Raised represents capital raised by our funds for which management fees calculated based on commitments or subscriptions were activated during the period.
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
FAUM increased from $142.8 billion as of March 31, 2025 to $146.4 billion as of June 30, 2025. This was driven by fee-earning capital raised activity totaling $2.9 billion primarily attributable to Growth VI within the Growth platform, which had its final close during the second quarter of 2025. FAUM also increased due to deployment of $2.9 billion primarily driven by MMDL V and Credit Solutions III within TPG AG Credit. These increases were partially offset by realizations of $2.6 billion primarily attributable to TPG VII within the Capital platform, Growth IV and TTAD II within the Growth platform and Essential Housing II within TPG AG Credit.

FAUM increased from $141.3 billion as of December 31, 2024 to $146.4 billion as of June 30, 2025. This was driven by fee-earning capital raised activity totaling $5.4 billion primarily attributable to Growth VI within the Growth platform, which had its final close during the second quarter of 2025, and subsequent closings of Rise Climate II within the Impact platform. FAUM also increased due to deployment of $5.7 billion primarily driven by TTAD II within Growth platform, MMDL V, Essential Housing III and Credit Solutions III within TPG AG Credit. These increases were partially offset by realizations of $5.2 billion primarily attributable to TPG VII within the Capital platform, Growth IV within the Growth platform and Essential Housing II and MMDL IV within TPG AG Credit. For the six months ended June 30, 2025, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.25%.
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
The tables below summarize our net accrued performance by fund vintage year and platform as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	($ in millions)
Fund Vintage
2019 & Prior	$616	$684
2020	128	117
2021	85	78
2022	161	87
2023	9	5
2024	8	3
Net Accrued Performance	$1,007	$974

	June 30, 2025	December 31, 2024

	($ in millions)
Platform
Capital	$500	$468
Growth	200	226
Impact	126	116
TPG Angelo Gordon
TPG AG Credit	80	73
TPG AG Real Estate	55	71
Real Estate	26	11
Market Solutions	20	9
Net Accrued Performance	$1,007	$974

Net accrued performance was primarily driven by TPG VIII, Asia VII, TPG IX, Growth V and Growth IV as of June 30, 2025 and TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of December 31, 2024.
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
Performance Generating AUM totaled $169.3 billion and $163.4 billion as of June 30, 2025 and December 31, 2024, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $220.0 billion and $209.3 billion as of June 30, 2025 and December 31, 2024, respectively.
AUM Subject to Fee-Earning Growth
AUM Subject to Fee-Earning Growth represents capital commitments that when deployed have the ability to grow our fees through earning new management fees (AUM Not Yet Earning Fees) or when management fees can be charged at a higher rate as capital is invested or for certain funds as management fee rates increase during the life of a fund (FAUM Subject to Step-Up).
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

The table below reflects AUM Subject to Fee-Earning Growth by platform as of as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,035	$3,088
Growth	2,828	2,796
Impact	1,673	1,928
TPG Angelo Gordon
TPG AG Credit	10,058	7,613
TPG AG Real Estate	919	953
Real Estate	2,456	2,515
Market Solutions	1,592	315
Total AUM Not Yet Earning Fees	$22,561	$19,208

FAUM Subject to Step-Up:
Capital	$683	$926
Growth	39	—
TPG Angelo Gordon
TPG AG Credit	4,381	5,828
TPG AG Real Estate	2,208	2,183
Market Solutions	230	—
Total FAUM Subject to Step-Up:	7,541	8,937
Total AUM Subject to Fee-Earning Growth	$30,102	$28,145
As of June 30, 2025, AUM Not Yet Earning Fees was $22.6 billion, which primarily consisted of TPG VIII and Asia VII within the Capital platform, TDM, Growth V and TTAD II within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions III, MMDL V and MMDL VI within TPG AG Credit, TREP III and TAC+ within the Real Estate platform and TGS II within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.43% and 1.65% and step-up to rates in the range of 0.5% and 2.00% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of June 30, 2025 relates primarily to TPG IX within the Capital platform, MMDL V and Credit Solutions III within TPG AG Credit and Asia Realty V and Realty Value XI within TPG AG Real Estate.
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

The table below presents capital raised by platform for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$128	$888	$1,174	$2,191
Growth	2,678	222	3,492	657
Impact	1,256	113	2,978	191
TPG Angelo Gordon
TPG AG Credit	5,356	4,513	7,006	6,647
TPG AG Real Estate	150	334	666	966
Real Estate	66	36	208	36
Market Solutions	1,669	193	1,685	271
Total Capital Raised	$11,303	$6,299	$17,209	$10,959
Capital raised totaled approximately $11.3 billion for the three months ended June 30, 2025. This was primarily attributable to the fundraising activities of Growth VI within the Growth platform, Rise Climate II within the Impact platform, MMDL VI and Credit Solutions III within TPG AG Credit and TGS II within the Market Solutions platform during the three months ended June 30, 2025.
Capital raised totaled approximately $17.2 billion for the six months ended June 30, 2025. This was primarily attributable to the fundraising activities of Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III and MMDL VI within TPG AG Credit and TGS II within the Market Solutions platform during the six months ended June 30, 2025.
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
The table below presents available capital by platform as of June 30, 2025 and 2024:

	June 30,
	2025	2024

	($ in millions)
Capital	$13,648	$17,078
Growth	6,701	4,605
Impact	10,875	4,602
TPG Angelo Gordon
TPG AG Credit	15,517	11,215
TPG AG Real Estate	6,873	7,280
Real Estate	5,902	6,786
Market Solutions	3,029	1,671
Available Capital	$62,545	$53,237
Available capital totaled $62.5 billion as of June 30, 2025. This is primarily attributable to the available capital for TPG IX, Asia VIII, TPG VIII and THP II within the Capital platform, Growth VI within the Growth platform, Rise Climate II, Rise Climate I and Rise Climate TI within the Impact platform, Credit Solutions III, MMDL V, Essential Housing II and MMDL VI within TPG AG Credit, Europe Realty IV, Asia Realty V and Realty Value XI within TPG AG Real Estate, TREP IV within the Real Estate platform, and TGS II and TGS I within the Market Solutions platform.

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
The table below presents capital invested by platform for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$1,677	$1,178	$3,155	$1,949
Growth	1,414	567	2,104	1,060
Impact	821	87	1,093	483
TPG Angelo Gordon
TPG AG Credit	4,336	4,459	8,340	7,577
TPG AG Real Estate	582	585	1,043	1,103
Real Estate	948	608	1,137	1,672
Market Solutions	599	131	850	240
Capital Invested	$10,377	$7,615	$17,722	$14,084
Capital invested was $10.4 billion for the three months ended June 30, 2025, which was primarily attributable to Growth VI within the Growth platform, Rise Climate TI within the Impact platform, ABC Evergreen and ABC Fund II within TPG AG Credit and TRTX within the Real Estate platform.
Capital invested was $17.7 billion for the six months ended June 30, 2025, which was primarily attributable to TPG IX within the Capital platform, Growth VI and TTAD II within the Growth platform, Rise Climate TI within the Impact platform, MMDL V, ABC Fund II and ABC Evergreen within TPG AG Credit, and TRTX within the Real Estate platform.
Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$2,137	$1,308	$3,136	$3,213
Growth	2,086	1,061	2,507	1,301
Impact	212	280	552	919
TPG Angelo Gordon
TPG AG Credit	1,051	1,740	2,724	3,184
TPG AG Real Estate	651	576	1,230	1,079
Real Estate	208	301	439	364
Market Solutions	133	97	191	188
Total Realizations	$6,478	$5,363	$10,779	$10,248
Realizations were $6.5 billion for the three months ended June 30, 2025. This was primarily attributable to realization activities in TPG VII within the Capital platform, Growth IV and TTAD II within the Growth platform and MMDL IV within TPG AG Credit during the three months ended June 30, 2025.

Realizations were $10.8 billion for the six months ended June 30, 2025. This was primarily attributable to realization activities in TPG VII and TPG VIII within the Capital platform, Growth IV and TTAD II within the Growth platform, Rise Climate I within the Impact platform and MMDL IV within TPG AG Credit during the six months ended June 30, 2025.
Fund Performance Metrics
Fund performance information for our investment funds as of June 30, 2025 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of June 30, 2025 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,399	129	33,528	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,255	22,900	2,147	25,047	26%	2.4x	20%	2.0x
TPG VIII	2019	11,505	10,738	5,581	14,815	20,396	25%	1.9x	17%	1.6x
TPG IX	2022	12,014	8,203	117	11,302	11,419	39%	1.4x	22%	1.2x
Capital Funds		81,841	77,169	118,967	28,393	147,360	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,439	120	5,559	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,103	2,366	6,469	13%	1.9x	9%	1.6x
Asia VII	2017	4,630	4,584	3,745	4,719	8,464	18%	1.8x	11%	1.5x
Asia VIII	2022	5,259	2,681	184	3,622	3,806	36%	1.5x	17%	1.2x
Asia Funds		19,773	16,875	22,616	10,827	33,443	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,430	889	3,025	3,914	20%	1.6x	11%	1.3x
THP II	2022	3,576	1,976	4	2,862	2,866	47%	1.6x	27%	1.3x
Healthcare Funds		6,280	4,406	893	5,887	6,780	24%	1.6x	14%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	142	142	(9%)	0.7x	(10%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	142	2,862	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,847	515	5,362	21%	2.6x	15%	2.0x
Growth III	2015	3,128	3,382	5,044	1,771	6,815	24%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,566	3,290	7,856	20%	2.1x	14%	1.7x
Gator	2019	726	686	771	527	1,298	26%	1.9x	21%	1.6x
Growth V	2020	3,558	3,280	809	4,873	5,682	21%	1.7x	14%	1.4x
Growth VI	2023	4,285	1,456	5	1,819	1,824	85%	1.4x	31%	1.1x
Growth Funds		18,741	15,872	17,937	12,795	30,732	19%	1.9x	13%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,517	2,696	20%	1.8x	15%	1.5x
TTAD II	2021	3,198	2,642	605	2,936	3,541	18%	1.4x	13%	1.3x
TTAD III		420	—	—	—	—	NM	NM	NM	NM
Tech Adjacencies Funds		5,192	4,139	1,784	4,453	6,237	19%	1.5x	14%	1.4x
TDM	2017	1,326	593	—	1,061	1,061	12%	1.8x	9%	1.5x
LSI	2023	410	180	—	178	178	(15%)	0.9x	(41%)	0.7x
TECA	2025	555	99	—	99	99	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,043	$1,631	$2,075	$3,706	15%	1.8x	9%	1.4x
Rise II	2020	2,176	2,055	342	2,995	3,337	17%	1.6x	11%	1.4x
Rise III	2022	2,700	1,836	68	2,724	2,792	45%	1.5x	25%	1.3x
The Rise Funds		6,982	5,934	2,041	7,794	9,835	18%	1.6x	11%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	5,686	1,458	6,403	7,861	24%	1.4x	12%	1.2x
Rise Climate II(11)		5,823	—	—	—	—	NM	NM	NM	NM
Rise Climate Global South(11)		590	—	—	—	—	NM	NM	NM	NM
Rise Climate TI	2025	1,308	410	—	410	410	NM	NM	NM	NM
Rise Climate Funds		14,989	6,096	1,458	6,813	8,271	24%	1.4x	12%	1.2x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	451	32	499	531	3%	1.2x	(1%)	1.0x
TPG NEXT(12)	2023	565	19	3	16	19	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,556	20	3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,311	3,427	2,506	5,933	14%	1.5x	9%	1.3x
TREP IV	2022	6,820	3,687	579	3,854	4,433	19%	1.2x	6%	1.1x
TPG Real Estate Partners		12,607	10,211	7,562	6,380	13,942	21%	1.4x	12%	1.3x
TAC+	2021	1,797	1,165	120	1,050	1,170	0%	1.0x	(2%)	1.0x
TRECO	2024	758	649	398	288	686	22%	1.2x	7%	1.1x

Platform: Market Solutions
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	667	85	752	24%	2.3x	19%	1.8x
NewQuest III(12)	2016	541	543	549	247	796	8%	1.4x	5%	1.2x
NewQuest IV(12)	2020	1,000	964	150	1,288	1,438	15%	1.5x	8%	1.3x
NewQuest V(12)	2022	673	341	143	389	532	49%	1.5x	34%	1.3x
NewQuest Funds		2,914	2,481	2,276	2,009	4,285	33%	1.8x	19%	1.4x
TGS I(12)	2022	1,864	665	14	851	865	99%	1.4x	50%	1.2x
TGS II(12)		1,301	—	—	—	—	NM	NM	NM	NM
TPG GP Solutions		3,165	665	14	851	865	99%	1.4x	50%	1.2x

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	1,805	1,801	1,991	714	2,705	16%	1.5x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	857	3,002	3,859	15%	1.3x	11%	1.2x
Credit Solutions II Dislocation A	2022	1,310	868	901	118	1,019	18%	1.2x	13%	1.1x
Credit Solutions III	2024	4,005	505	1	634	635	NM	NM	NM	NM
Credit Solutions		11,471	6,992	4,756	4,468	9,224	17%	1.4x	12%	1.3x
Essential Housing
Essential Housing I	2020	642	456	576	1	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	781	596	1,377	16%	1.3x	12%	1.2x
Essential Housing III	2024	1,619	649	—	688	688	13%	1.1x	10%	1.1x
Essential Housing		4,795	2,176	1,357	1,285	2,642	16%	1.2x	12%	1.2x
Hybrid Solutions		155	—	—	—	—	NM	NM	NM	NM

Structured Credit & Specialty Finance
ABC Fund I	2021	1,005	904	134	1,071	1,205	17%	1.4x	13%	1.3x
ABC Fund II	2024	880	305	—	317	317	NM	NM	NM	NM
Structured Credit & Specialty Finance		1,885	1,209	134	1,388	1,522	17%	1.4x	13%	1.3x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Middle Market Direct Lending(13)
MMDL I	2015	$594	$572	$846	$—	$846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	1,896	443	2,339	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	2,491	1,195	3,686	13%	1.6x	9%	1.4x
MMDL IV	2020	2,671	2,586	1,571	1,979	3,550	15%	1.5x	11%	1.4x
MMDL IV Annex	2021	797	767	368	616	984	15%	1.4x	11%	1.3x
MMDL V	2022	3,924	2,233	270	2,277	2,547	17%	1.2x	13%	1.2x
MMDL VI		1,276	—	—	—	—	NM	NM	NM	NM
Middle Market Direct Lending		13,593	10,268	7,442	6,510	13,952	14%	1.5x	10%	1.4x
U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,136	2,774	130	2,904	15%	1.6x	11%	1.4x
Realty IX	2015	1,329	1,986	2,270	215	2,485	8%	1.4x	5%	1.2x
Realty Value X	2018	2,775	4,558	4,042	1,656	5,698	13%	1.4x	9%	1.3x
Realty Value XI	2022	2,589	2,213	882	1,622	2,504	13%	1.2x	4%	1.0x
Realty		10,441	13,959	14,509	3,623	18,132	14%	1.4x	9%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,017	2,043	265	2,308	5%	1.2x	2%	1.1x
Core Plus Realty		3,650	5,081	6,606	265	6,871	15%	1.5x	11%	1.4x
Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	867	1,004	166	1,170	12%	1.4x	7%	1.2x
Asia Realty IV	2018	1,315	1,287	1,301	546	1,847	15%	1.4x	10%	1.3x
Asia Realty V	2022	2,007	953	114	1,018	1,132	22%	1.2x	7%	1.1x
Asia Realty		5,311	4,215	4,135	1,730	5,865	13%	1.4x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	204	2	239	241	81%	1.7x	34%	1.3x
Japan Value		417	204	2	239	241	81%	1.7x	34%	1.3x
Europe Real Estate
Europe Realty I	2014	570	1,187	1,714	12	1,726	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,758	1,778	515	2,293	8%	1.4x	6%	1.3x
Europe Realty III(15)	2019	1,515	2,125	877	1,404	2,281	10%	1.3x	6%	1.2x
Europe Realty IV(15)	2023	2,270	492	73	507	580	NM	NM	NM	NM
Europe Realty		5,198	5,562	4,442	2,438	6,880	14%	1.5x	9%	1.4x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,413	2,692	809	3,501	13%	2.1x	8%	1.7x
Net Lease Realty IV	2019	997	1,942	1,386	863	2,249	10%	1.3x	6%	1.2x
Net Lease Realty V	2024	213	270	134	147	281	NM	NM	NM	NM
Net Lease		2,954	5,894	6,523	1,819	8,342	15%	1.9x	10%	1.6x

The following table reflects the performance of our significant perpetual funds as of June 30, 2025 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Perpetual
Platform: Market Solutions
TPEP Long/Short(16)	2013	$1,058	152%
TPEP Long Only(17)	2019	699	69%
T-POP(18)	2025	338	5%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(19)	1988	317	10%
Structured Credit & Specialty Finance
MVP Fund(20)	2009	6,148	11%
ABC Evergreen(20)	2024	1,898	NM
Middle Market Direct Lending
TCAP(21)	2022	3,788	10%
MMDL Evergreen	2022	1,913	10%
MMDL Offshore Evergreen	2024	1,033	NM
Multi-Strategy
Super Fund(20)	1993	$992	9%
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
(11)The Rise Climate Global South Fund excludes a $500 million commitment ($360 million of which was closed as of June 30, 2025) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of March 31, 2025.
(13)Each Middle Market Direct Lending fund is comprised of four vehicles: onshore levered, onshore unlevered, offshore levered and offshore unlevered. Capital Committed, Capital Invested, Realized Value, Unrealized Value and Total Value for each fund are presented on a consolidated basis across the four vehicles. Performance metrics are presented only for the onshore levered vehicle of each fund. The Net IRRs and Net MoMs for TPG AG Middle Market Direct Lending funds on a consolidated basis were: (i) for the onshore unlevered vehicles, 7% and 1.3x, (ii) for the offshore levered vehicles, 9% and 1.3x and (iii) for the offshore unlevered vehicles, 7% and 1.2x.
(14)Japanese-Yen denominated fund. Commitments, Capital Invested and Realized Value are calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable.
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 4% and 1.1x and (ii) for the euro-denominated vehicle of Europe Realty IV, NM and NM.
(16)These performance estimates represent the composite performance of TPG Public Equity Partners, LP and TPG Public Equity Partners Master Fund, L.P., adjusted as described below. The performance estimates are based on an investment in TPG Public Equity Partners, LP made on September 1, 2013, the date of TPEP’s inception, with the performance estimates for the period from January 1, 2016 to present being based on an investment in TPG Public Equity Partners Master Fund, L.P. made through TPG Public Equity Partners-A, L.P., the “onshore feeder.” As of June 30, 2025, TPEP Long/Short had estimated inception-to-date gross returns of 212% and net returns of 152%. Gross performance figures (i) are presented after any investment-related expenses, net interest, other expenses and the reinvestment of dividends; (ii) include any gains or losses from “new issue” securities; and (iii) are adjusted for illustration purposes to reflect the reduction of a hypothetical 1.5% annual management fee.
(17)These performance estimates represent performance for TPEP Long Only and are based on an investment in TPEP Long Only made on May 1, 2019, the date of TPEP Long Only’s inception, through TPG Public Equity Partners Long Opportunities-A, L.P., the “onshore feeder.” As of June 30, 2025, TPEP Long Only had estimated inception-to-date gross returns of 70% and net returns of 69%. Gross performance figures are presented after any investment-related expenses, a 1% annual management fee, net interest, other expenses and the reinvestment of dividends, and include any gains or losses from “new issue” securities.
(18)T-POP Total Return reflects a per unit return based on Class R-S, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Total Return for Class R-I is 5%.
(19)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 4%.
(20)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, NM and (iii) for the Super Fund, 8%.
(21)Total Return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Inception-to-date figures for Class I, Class D, and Class S shares use the initial offering price per share as the beginning NAV. Total Return presented is for Class I and is prior to the impact of any potential upfront placement fees. An investment in TCAP is subject to a maximum upfront placement fee of 1.5% for Class D and 3.5% for Class S, which would reduce the amount of capital available for investment, if applicable. There are no upfront placement fees for Class I shares. Total Return has been annualized for periods less than or greater than one year.

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
As of June 30, 2025, our total liquidity was $2,812.0 million, comprised of $1,112.0 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $1,370.0 million, $30.0 million and $300.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $1,125.2 million as of June 30, 2025 includes $169.5 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $1,125.2 million at June 30, 2025.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (the “Senior Unsecured Revolving Credit Facility”). As of March 31, 2025, the Senior Unsecured Revolving Credit Facility, as amended May 2018, November 2020, November 2021, July 2022, August 2022 and September 2023, had aggregate revolving commitments of $1.2 billion and with a maturity date of September 26, 2028.
In May 2025, we amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, we further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion. During the six months ended June 30, 2025, we borrowed $380.0 million from the Senior Unsecured Revolving Credit Facility for working capital purposes. In July 2025, we borrowed an additional $250.0 million from the Senior Unsecured Revolving Credit Facility to fund the cash consideration of the acquisition of the Peppertree business. In July 2025, we repaid $60.0 million of outstanding borrowings, resulting in $1.18 billion available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%. We are also required to pay a quarterly commitment fee on the unused commitments under the Amended Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit.

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
The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of June 30, 2025, we were in compliance with these covenants and conditions.
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
During the six months ended June 30, 2025, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in a zero balance outstanding at June 30, 2025.
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

During the six months ended June 30, 2025, the subsidiary borrowed $99.0 million and made repayments of $151.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at June 30, 2025.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations(1)	$1,630,000	$—	$—	$—	$—	$—	$1,630,000
Interest on debt obligations(2)	1,764,100	48,477	96,783	96,783	101,840	106,783	1,313,434
Capital commitments(3)	554,238	554,238	—	—	—	—	—
Operating lease obligations(4)	912,892	27,901	(766)	82,555	87,388	85,085	630,729
Repurchase agreements	88,923	16,224	16,957	24,860	30,882	—	—
Total contractual obligations	$4,950,153	$646,840	$112,974	$204,198	$220,110	$191,868	$3,574,163
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Secured Notes, Senior Notes, Subordinated Notes and Senior Unsecured Revolving Credit Facility.
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
(4)Net of tenant improvement allowances.
Additional Contingent Obligations
As of June 30, 2025 and December 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $2.2 million and $5.5 million, respectively, related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2025, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of June 30, 2025 and December 31, 2024 would be $2,340.5 million and $2,140.4 million, respectively.
As of June 30, 2025 and December 31, 2024, we had guarantees outstanding totaling $143.3 million and $137.5 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $198.7 million and $192.9 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
Total 2025 Dividend Year (through Q2 2025)			$1.00
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the six months ended June 30, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
__________
(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.

These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the six months ended June 30, 2025, we recognized an additional liability associated with the Tax Receivable Agreement in the amount of $399.9 million in connection with the Exchange Agreement. As of June 30, 2025 and December 31, 2024, Tax Receivable Agreement liability, which is included in due to affiliates in the Condensed Consolidated Statements of Financial Condition, was $410.8 million and $308.9 million, respectively.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$584,055	$651,288
Net cash used in investing activities	(9,431)	(32,449)
Net cash used in financing activities	(270,616)	(163,017)
Net change in cash, cash equivalents and restricted cash	304,008	455,822
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$1,125,200	$1,134,193
Operating Activities
Operating activities provided $584.1 million and $651.3 million of cash for the six months ended June 30, 2025 and 2024, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,041.2 million and $648.6 million for the six months ended June 30, 2025 and 2024, respectively. This was partially offset by other changes in operating assets and liabilities for the six months ended June 30, 2025 and 2024.
Investing Activities
Investing activities used $9.4 million and $32.4 million of cash during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, cash used in investing activities was primarily related to the purchases of fixed assets. Cash used in investing activities during the six months ended June 30, 2024 was primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets.
Financing Activities
Financing activities used $270.6 million and provided $163.0 million of cash during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the proceeds from the Senior Unsecured Revolving Credit Facility. During the six months ended June 30, 2024, cash used by financing activities is primarily related to the Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and senior unsecured term loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Supplemental Guarantor Financial Information
The 2064 Subordinated Notes issued by the Notes Issuer are guaranteed on a junior, unsecured basis by the Guarantors, and the 2034 Senior Notes issued by the Notes Issuer are guaranteed on a senior, unsecured basis by the Guarantors. As used herein, “Obligor Group” means the Notes Issuer and the Guarantors on a combined basis. The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the 2064 Subordinated Notes on a subordinated, unsecured basis and (ii) on the 2034 Senior Notes on a senior, unsecured basis. See Note 8 of the Condensed Consolidated Financial Statements for further discussion on these debt obligations.

The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of June 30, 2025 and December 31, 2024, the Obligor Group held investments in its non-guarantor subsidiaries of $3.3 billion and $3.1 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $0.6 billion for the six months ended June 30, 2025. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of June 30, 2025 and December 31, 2024 and for the six months ended June 30, 2025.

	June 30, 2025	December 31, 2024

	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$914,135	$448,271
Due from related parties, excluding non-guarantor subsidiaries	45	3,006
Due from non-guarantor subsidiaries	244,445	173,709
Liabilities, less payables to non-guarantor subsidiaries	1,538,235	1,265,061
Due to related parties, excluding non-guarantor subsidiaries	422,344	318,952
Due to non-guarantor subsidiaries	21,412	27,119

Non-controlling interests in Obligor Group Assets and Liabilities	(500,009)	(669,389)

Six Months Ended June 30, 2025
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$—
Net loss from Obligor Group's revenues and expenses	(92,333)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(49,714)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended June 30, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*
Seventh Amended and Restated Credit Agreement, dated as of May 1, 2025, among TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 1, 2025).

10.2†
Accession Agreement, dated as of June 13, 2025, among Société Générale, Standard Chartered Bank, TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent.

10.3**	Independent Director Compensation Policy.
10.4**	Non-Employee Director Deferral Plan.
22.1*	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
________________
* Incorporated by reference
** Management compensatory plan or arrangement
† Certain information contained in this agreement has been omitted because it is not material and is the type that the registrant treats as private or confidential

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2025

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)