Form 10-Q
period 2025-09-30
TPG Inc.
filed 2025-11-04
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 146,498,655 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 224,965,710 shares of the registrant’s Class B common stock outstanding.

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
Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), TPG Angelo Gordon website (https://www.angelogordon.com), TPG Private Equity Opportunities website (https://tpop.tpg.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), Peppertree LinkedIn (https://www.linkedin.com/company/peppertree-capital), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured), TPG Instagram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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
•“Peppertree” refers to the business of Peppertree Capital Management, Inc., an Ohio corporation. Following the closing of the acquisition, we refer to Peppertree as “TPG Peppertree.”

•“RemainCo” refers to, collectively, Tarrant Remain Co I, L.P., a Delaware limited partnership, Tarrant Remain Co II, L.P., a Delaware limited partnership, and Tarrant Remain Co III, L.P., a Delaware limited partnership, which own the Excluded Assets, and Tarrant Remain Co GP, LLC, a Delaware limited liability company serving as their general partner.
•“Reorganization” refers to the corporate reorganization, which included a corporate conversion of TPG Partners, LLC to a Delaware corporation named TPG Inc., in conjunction with the IPO. Unless the context suggests otherwise, references in this report to “TPG,” “the Company,” “we,” “us” and “our” refer (i) prior to the completion of the Reorganization and IPO to TPG Group Holdings SBS, L.P. and its consolidated subsidiaries and (ii) from and after the completion of the Reorganization and IPO to TPG Inc. and its consolidated subsidiaries.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$1,080,304	$808,017
Restricted cash(1)	13,283	13,175
Due from affiliates	361,076	447,012
Investments (includes assets pledged of $682,068 and $720,933 as of September 30, 2025 and December 31, 2024, respectively(1))	8,686,758	7,503,281
Intangible assets, net	696,115	533,707
Goodwill	498,188	436,079
Right-of-use assets	566,442	208,501
Deferred tax assets	852,951	352,951
Other assets	264,606	232,386
Total assets	$13,019,723	$10,535,109

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$443,126	$211,914
Due to affiliates	739,810	465,137
Debt obligations(1)	1,792,030	1,281,984
Accrued performance allocation compensation	5,042,995	4,376,523
Operating lease liabilities	607,562	223,131
Other liabilities	621,044	384,431
Total liabilities	9,246,567	6,943,120

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (152,807,493 and 109,211,355 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	153	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,965,710 and 255,756,502 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	225	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,437,586	970,719
Accumulated deficit	(294,439)	(186,983)
Non-controlling interests	2,629,631	2,807,888
Total equity	3,773,156	3,591,989
Total liabilities and equity	$13,019,723	$10,535,109
_________________
(1)The Company’s consolidated total assets and liabilities as of September 30, 2025 and December 31, 2024 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Fees and other	$596,499	$524,733	$1,709,028	$1,559,828
Capital allocation-based income	627,018	330,670	1,469,902	863,840
Total revenues	1,223,517	855,403	3,178,930	2,423,668
Expenses
Compensation and benefits:
Cash-based compensation and benefits	213,966	205,641	646,157	603,463
Equity-based compensation	158,382	242,405	573,836	697,855
Performance allocation compensation	419,420	223,637	951,562	553,824
Total compensation and benefits	791,768	671,683	2,171,555	1,855,142
General, administrative and other	166,198	141,262	512,844	463,078
Depreciation and amortization	41,035	32,400	103,225	97,444
Interest expense	32,322	21,789	81,690	64,413
Total expenses	1,031,323	867,134	2,869,314	2,480,077
Investment income (loss)
Net gains (losses) from investment activities	212	(8,483)	(2,666)	(30,333)
Interest, dividends and other	35,730	12,670	54,700	39,390
Total investment income	35,942	4,187	52,034	9,057
Income (loss) before income taxes	228,136	(7,544)	361,650	(47,352)
Income tax expense	28,906	13,881	44,481	40,657
Net income (loss)	199,230	(21,425)	317,169	(88,009)
Net income (loss) attributable to non-controlling interests in TPG Operating Group	34,375	(33,503)	(8,589)	(145,832)
Net income attributable to other non-controlling interests	97,715	3,117	218,284	47,320
Net income attributable to TPG Inc.	$67,140	$8,961	$107,474	$10,503

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.33	$0.04	$0.43	$(0.04)
Diluted	$0.20	$(0.08)	$0.15	$(0.37)
Weighted-average shares of Class A common stock outstanding
Basic	150,527,419	103,358,212	133,901,421	98,073,675
Diluted	378,345,947	364,836,508	372,649,226	364,651,518

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2025	144,596,915	224,858,284	$145	$225	$1,258,871	$(267,366)	$991,875	$2,567,581	$3,559,456
Net income	—	—	—	—	—	67,140	67,140	132,090	199,230
Equity-based compensation	—	—	—	—	68,596	—	68,596	167,073	235,669
Capital contributions	—	—	—	—	—	—	—	105,180	105,180
Dividends/distributions	—	—	—	—	—	(94,213)	(94,213)	(424,378)	(518,591)
Shares issued for net settlement of equity-based awards	143,599	—	0	—	(0)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,291)	—	(1,291)	(1,568)	(2,859)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	5,153,040	(5,153,040)	5	(5)	8,954	—	8,954	—	8,954
Equity reallocation between controlling and non-controlling interest	—	—	—	—	(51,509)	—	(51,509)	51,509	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(25,607)	(25,607)
Acquisition of Peppertree	2,913,939	5,372,330	3	5	153,965	—	153,973	57,751	211,724
Shares retired	—	(111,864)	—	(0)	0	—	—	—	—
Balance at September 30, 2025	152,807,493	224,965,710	$153	$225	$1,437,586	$(294,439)	$1,143,525	$2,629,631	$3,773,156

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
Net income	—	—	—	—	—	107,474	107,474	209,695	317,169
Equity-based compensation	—	—	—	—	179,174	—	179,174	461,371	640,545
Capital contributions	—	—	—	—	—	—	—	266,345	266,345
Dividends/distributions	—	—	—	—	—	(214,930)	(214,930)	(864,994)	(1,079,924)
Shares issued for net settlement of equity-based awards	4,742,805	—	5	—	(5)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(68,485)	—	(68,485)	(116,077)	(184,562)
Exchange of Common Units to TPG Inc. Class A Common stock and related deferred tax effects	35,939,394	(35,939,394)	36	(36)	55,684	—	55,684	—	55,684
Equity reallocation between controlling and non-controlling interest	—	—	—	—	146,534	—	146,534	(146,534)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(45,814)	(45,814)
Acquisition of Peppertree	2,913,939	5,372,330	3	5	153,965	—	153,973	57,751	211,724
Shares retired	—	(223,728)	—	(0)	0	—	—	—	—
Balance at September 30, 2025	152,807,493	224,965,710	$153	$225	$1,437,586	$(294,439)	$1,143,525	$2,629,631	$3,773,156

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Other Non-Controlling Interests	Total Equity
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	10,503	10,503	(98,512)	(88,009)
Equity-based compensation	—	—	—	—	123,652	—	123,652	534,752	658,404
Capital contributions	—	—	—	—	—	—	—	128,902	128,902
Dividends/distributions	—	—	—	—	—	(132,516)	(132,516)	(501,752)	(634,268)
Shares issued for net settlement of equity-based awards	2,586,646	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(19,660)	—	(19,660)	(42,870)	(62,530)
Exchange of Common Units to TPG Inc. Class A Common stock	20,745,699	(20,745,699)	21	(21)	23,456	—	23,456	—	23,456
Equity reallocation between controlling and non-controlling interest	—	—	—	—	138,568	—	138,568	(138,568)	—
Balance at September 30, 2024	103,928,846	260,911,927	$104	$261	$879,489	$(156,694)	$723,160	$2,663,929	$3,387,089

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$317,169	$(88,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	573,836	697,855
Performance allocation compensation	951,562	553,824
Net losses from investment activities	2,666	30,333
Capital allocation-based income	(1,469,902)	(863,840)
Depreciation and amortization	103,225	97,444
Non-cash lease expense	42,081	27,151
Other non-cash activities	14,124	33,191
Changes in operating assets and liabilities:
Purchases of investments	(565,334)	(519,323)
Proceeds from investments	1,660,787	843,211
Due from affiliates	(37,171)	(12,813)
Other assets	(35,548)	3,257
Accounts payable and accrued expenses	207,938	279,836
Due to affiliates	50,919	41,969
Accrued performance allocation compensation	(686,917)	(332,775)
Other liabilities	(53,337)	(71,091)
Net cash provided by operating activities	1,076,098	720,220

Investing activities:
Acquisition of Peppertree	(235,154)	—
Acquisition of TPG Angelo Gordon	—	(16,334)
Purchases of fixed assets	(19,480)	(26,668)
Net cash used in investing activities	(254,634)	(43,002)

Financing activities:
Proceeds from debt obligations	1,284,000	1,318,500
Repayment of debt obligations	(766,000)	(919,500)
Issuance costs on debt obligations	(8,972)	(16,632)
Withholding taxes paid on net settlement of equity-based awards	(184,562)	(62,530)
Contributions from holders of other non-controlling interests	132,449	128,902
Dividends/Distributions	(977,718)	(626,509)
Settlement of contingent liabilities	(18,646)	—
Tax receivable agreement payments	(9,620)	—
Net cash used in financing activities	$(549,069)	$(177,769)
Net change in cash, cash equivalents and restricted cash	$272,395	$499,449
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$1,093,587	$1,177,820

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$27,379	$23,726
Cash paid for interest	70,292	49,868
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$1,080,304	$1,164,491
Restricted cash	13,283	13,329
Cash, cash equivalents and restricted cash, end of period	$1,093,587	$1,177,820
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
As of September 30, 2025, TPG Inc. held approximately 40% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal period have been reclassified to conform to the financial statement presentation as of and for the period ended September 30, 2025.
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
Principles of Consolidation
The types of entities TPG assesses for consolidation include subsidiaries, management companies, broker-dealers, general partners of investment funds, investment funds, special purpose acquisition companies (“SPACs”) and other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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
Investments Held to Maturity
The Company holds investments in the notes issued by collateralized loan obligation (“CLO”) funds that are held to maturity. The Company has the intent and ability to hold these investments until maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The effective interest method uses projected cash flows and includes uncertainties and contingencies that are difficult to predict and are subject to future events that may impact estimated interest income prospectively. Certain tranches of the notes were purchased at a discount and are being amortized back to par value until they mature at various dates between 2033 to 2035. If the Company failed to keep these investments as held to maturity it would be required to reclassify them as trading securities and would measure at fair value. Where applicable, impairment is recognized related to investments in the CLO funds in accordance with U.S. GAAP. The CLO funds evaluate securities for impairment on a security-by-security basis based on adverse changes in expected cash flows.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$470,522	$410,773	$1,342,004	$1,231,534
Monitoring fees	8,584	8,596	22,192	19,821
Transaction fees	30,747	38,976	112,814	112,274
Incentive fees	7,340	5,557	20,309	13,917
Expense reimbursements and other	79,306	60,831	211,709	182,282
Total fees and other	596,499	524,733	1,709,028	1,559,828
Performance allocations	592,932	307,953	1,379,281	798,473
Capital interests	34,086	22,717	90,621	65,367
Total capital allocation-based income	627,018	330,670	1,469,902	863,840
Total revenues	$1,223,517	$855,403	$3,178,930	$2,423,668
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts(b)
Management Fees	TPG funds, limited partners and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets – other
Incentive Fees	TPG funds, limited partners and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other revenue is performed over time	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
_________________
(a)There were no significant judgments made in evaluating when a customer obtains control of the promised service for performance obligations satisfied at a point in time.
(b)See Note 10 to the Condensed Consolidated Financial Statements for amounts classified in due from affiliates.
Management Fees
The Company provides investment management services to the TPG funds, limited partners, separately managed accounts (“SMAs”) and clients, and other vehicles in exchange for a management fee. Management fees also include catch-up fees, also known as out-of-period management fees, which are fees paid in any given period that relate to a prior period, usually as the result of a new limited partner coming into a fund in a subsequent close. Management fees are determined quarterly based on an annual rate and are generally based upon a percentage of capital committed, net funded capital commitments, cost of investments, Net Asset Value (“NAV”) or actively invested capital or as otherwise defined in the respective management agreements. Since some of the factors that cause management fees to fluctuate are outside of the Company’s control, management fees are considered constrained and are not included in the transaction price until the uncertainty relating to the constraint is subsequently resolved. However, as these fees are payable on a regular basis, the uncertainty relating to the constraint becomes resolved and revenue is accordingly recognized at the end of the period. After the contract is established, management does not make any significant judgments in determining the transaction price.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.33%	1.00%
NAV	0.50%	2.00%
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025 these amounts totaled $5.8 million and $24.2 million, respectively. For three and nine months ended September 30, 2024 these amounts totaled $10.2 million and $40.1 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
Other arrangements surrounding contractual incentive fees through an advisory contract are separate and distinct and accounted for in accordance with ASC 606. In these incentive fee arrangements, the Company’s economics in the entity do not involve an allocation of capital. See discussion above regarding “Incentive Fees.”
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at September 30, 2025 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
The Company earns management fees, incentive fees and capital allocation-based income (loss) from investment funds and other vehicles whose primary focus is making investments in varying geographical locations and earns transaction and monitoring fees from portfolio companies located in varying geographies, including North America, Europe and Asia-Pacific. The primary geographic region in which the Company invests is North America and the majority of its revenues from contracts with customers is also generated in North America.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of September 30, 2025, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
Intangible Assets
The Company’s intangible assets primarily consist of the fair value of its interests in future performance allocations from certain funds and the fair value of acquired investor relationships representing the fair value of management fees earned from existing investors in future funds. Finite-lived intangible assets are amortized over their estimated useful lives, which range from two to 13 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Amortization expense is included in depreciation and amortization expense in the Condensed Consolidated Financial Statements.
Operating Leases
At contract inception, the Company determines if an arrangement contains a lease by evaluating whether (i) an identified asset has been deployed in a contract explicitly or implicitly and (ii) the Company obtains substantially all the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception the Company will evaluate whether the lease is an operating or finance lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. To the extent these payments are fixed or determinable, they are included as part of the lease payments used to measure the lease liability. The Company’s ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that the Company will exercise that option. If the discount rate implicit to the lease is not readily determinable, incremental borrowing rates of the Company are used. The incremental borrowing rates are based on the information available including, but not limited to, collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date.
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
Segment Reporting
The Company provides a variety of fee-based asset management services to the TPG funds, limited partners, SMAs and clients, and other vehicles, primarily in North America. The Company is also entitled to performance allocations from the TPG funds when the Company has a general partner interest. The Company operates its business as a single operating and reportable segment, as the Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer (“CEO”), manages the business on a consolidated basis. The Company operates collaboratively across product lines through shared investment themes and relies on shared support functions that span across product lines. The CODM uses consolidated net income as one of the primary measures to make resource allocation decisions and evaluate the performance of the Company. There is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Consolidated Financial Statements herein.
Recent Accounting Pronouncements
In September, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is designed to modernize the accounting for software costs for internal-use software. ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and now states that a reporting entity should begin capitalizing costs once management has authorized and committed funding to the project and determined it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for the Company beginning after December 15, 2027, with early adoption permitted at the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its Condensed Consolidated Financial Statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to provide more detailed information about the types of expenses in commonly presented expense captions. In particular, ASU 2024-03 contains new required tabular disclosures related to the amounts of specified natural expenses (e.g., employee compensation, depreciation, intangible asset amortization) disclosed in a particular expense caption. Additionally, ASU 2024-03 clarifies that certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP recorded in a relevant expense caption must also be presented in the same tabular disclosure. Lastly, ASU 2024-03 requires separate disclosure of selling expenses. ASU 2024-03 is effective for the Company beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its Condensed Consolidated Financial Statements and disclosures.
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
3. Acquisition
Peppertree Acquisition
On July 1, 2025 (the “Acquisition Date”), the Company and certain of its affiliated entities completed the acquisition (the “Acquisition”) of the business of Peppertree Capital Management, Inc. (“Peppertree”) pursuant to the terms and conditions set forth in the transaction agreement (the “Transaction Agreement”), as amended May 28, 2025, with Peppertree and certain affiliated entities and equity holders thereof (together with Peppertree, the “Peppertree Parties”), a specialized digital infrastructure investment firm with a focus on wireless communications towers. As a result of the Acquisition, the Company expanded its platform diversity, with Peppertree’s alternative investment focus in wireless communications towers and related critical communication infrastructure assets.
The Company accounted for the Acquisition as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), with assets acquired and liabilities assumed recorded at fair value as of July 1, 2025, subject to adjustments for provisional amounts through the measurement period, which is limited to one year from the Acquisition Date. Peppertree contributed revenues of $18.2 million and net income of $14.7 million to the Company for the period ended September 30, 2025.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Pursuant to the Transaction Agreement, the Company acquired Peppertree for both cash and non-cash consideration under U.S. GAAP equal to $389.6 million (“Purchase Price”) as described below. The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date (in thousands):

July 1, 2025
Purchase Price
Cash(a)	$235,659
Nonvoting Class A common stock(b)	153,973
Total Purchase Price	$389,632

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$505
Due from affiliates	2,933
Investments	561,945
Right-of-use asset	1,577
Intangible assets	248,900
Other assets	1,502
Total assets	817,362
Accounts payable and accrued expenses	23,006
Accrued performance allocation compensation	403,052
Operating lease liability	1,577
Other liabilities	4,455
Total liabilities	432,090
Assets acquired/liabilities assumed	385,272

Total Purchase Price	389,632
Non-controlling interest of Peppertree	57,749
Goodwill	$62,109
_________________
(a)Cash consideration includes $2.5 million held in escrow on behalf of the sellers.
(b)Represents the fair value of approximately 2.9 million shares of nonvoting Class A common stock issued to certain Peppertree Parties upon consummation of the Acquisition. The fair value of the shares of nonvoting Class A common stock was based on a $52.84 closing price for the shares of Class A common stock on the Acquisition Date.
Pursuant to the terms of the Transaction Agreement, the Company granted 5.4 million Common Units of TPG Operating Group (including an equal number of shares of Class B common stock of the Company) and 0.3 million restricted stock units of the Company to certain Peppertree Parties, which are deemed to be compensatory under U.S. GAAP and are not part of the Purchase Price. Additionally, certain Peppertree Parties will be entitled to an earnout payment of up to $300.0 million (the “Peppertree Earnout Payment”) upon the satisfaction of certain fee-related revenue and fundraising targets by Peppertree, payable, at the Company’s election and subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (including an equal number of shares of Class B common stock) or a combination thereof. The Peppertree Earnout Payment is treated as post-combination compensation expense, as services are required from such Peppertree Parties post-closing. See Note 14 to the Condensed Consolidated Financial Statements for details.
The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. The Company recorded $62.1 million of goodwill as of the Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Acquisition. The goodwill recorded is not deductible for tax purposes.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The fair value and weighted average estimated useful lives of the acquired identifiable intangible assets as of the Acquisition Date consist of the following (in thousands):

	Fair Value	Valuation Methodology	Estimated Average Useful Life (in years)
Management contracts	$181,700	Multi-period excess earnings method ("MPEEM")	4-9
Contractual performance fee allocations	65,200	Discounted cash flow analysis	6
Trade name	2,000	Relief from royalty method	4.5
Fair value of intangible assets acquired	$248,900
During the nine months ended September 30, 2025, the Company incurred $20.4 million of acquisition-related costs that were expensed and reported within general, administrative and other expenses in the Condensed Consolidated Statements of Operations.
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, as if the acquisition was completed as of January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,223,517	$928,778	$3,275,290	$2,544,190
Net income (loss) attributable to TPG Inc./controlling interest	69,518	10,277	101,123	(11,508)
These pro forma amounts have been calculated after applying the following material adjustments that were directly attributable to the Acquisition:
•adjustments to include the impact of the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied on January 1, 2024;
•adjustments to include additional equity-based compensation expense related to Common Units and restricted stock units issued to Peppertree Parties, as if the grants occurred on January 1, 2024;
•adjustments for changes in the performance allocation compensation to Peppertree Parties in connection with the Acquisition; and
•adjustments to include transaction costs in net income as if the Acquisition occurred on January 1, 2024.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Investments
Investments consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Equity method - performance allocations	$6,913,996	$5,958,079
Equity method - capital interests (includes assets pledged of $599,884 and $647,448 as of September 30, 2025 and December 31, 2024, respectively)	1,672,047	1,284,255
Loan held for sale	—	47,880
Investments held to maturity, at amortized cost (includes assets pledged of $82,184 and $73,485 as of September 30, 2025 and December 31, 2024, respectively)	88,329	78,941
Investments held for sale and other(a)	—	121,995
Equity method - other	12,386	12,003
Equity investments	—	128
Total investments	$8,686,758	$7,503,281
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
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) of investments held for sale and other	$345	$32	$(2,227)	$440
Net losses of equity method investments, fair value option	—	(7,244)	—	(25,804)
Net losses of equity method investments - other	(133)	(228)	(656)	(1,172)
Net (losses) gains from equity investments	—	(1,043)	217	(3,797)
Total net gains (losses) from investment activities	$212	$(8,483)	$(2,666)	$(30,333)
Loan Held for Sale
As of December 31, 2024, the Company held a short-term funding arrangement as part of the Company’s capital markets activities for $47.9 million, which is recorded at amortized cost basis in investments on the Condensed Consolidated Statements of Financial Condition. As of September 30, 2025, the short-term funding arrangement had been settled.
Investments Held to Maturity, at Amortized Cost
In connection with the acquisition of TPG Angelo Gordon, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $90.3 million and $81.6 million at September 30, 2025 and December 31, 2024, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	September 30, 2025
	Level I	Level II	Level III	Total
Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$93,447	$93,447
Earnout Payment	—	—	17,605	17,605
Total liabilities	$—	$—	$111,052	$111,052

	December 31, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$121,995	$121,995
Equity investments	128	—	—	128
Total assets	$128	$—	$121,995	$122,123

Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$107,991	$107,991
Earnout Payment	—	—	32,769	32,769
Total liabilities	$—	$—	$140,760	$140,760
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investments held for sale and other
Balance, beginning of period	$178,023	$40,169	$121,995	$—
Purchases	2,017	41,023	62,778	80,784
Proceeds	(171,921)	—	(182,546)	—
Change in unrealized value	(8,119)	32	(2,227)	440
Balance, end of period	$—	$81,224	$—	$81,224

Financial liabilities
Balance, beginning of period	$132,619	$159,307	$140,760	$156,299
Unrealized (gains) losses, net	(21,567)	4,510	(11,062)	7,518
Payments	—	—	(18,646)	—
Balance, end of period	$111,052	$163,817	$111,052	$163,817
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
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of September 30, 2025	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities
Aggregate Annual Cash Holdback Amount	$93,447	Present value	Discount rate	8.0%
Earnout Payment	17,605	Multiple probability simulation	Estimated revenue volatility	22.4%
	$111,052
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
6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$378,200	$(130,610)	$247,590	$313,000	$(92,718)	$220,282
Management contracts(a)	468,700	(74,926)	393,774	302,000	(53,680)	248,320
Technology	46,000	(22,042)	23,958	46,000	(13,417)	32,583
Investor relationships	25,000	(8,854)	16,146	25,000	(7,292)	17,708
Trade name(a)	17,500	(5,513)	11,987	15,500	(3,288)	12,212
Other intangible assets(a), (b)	2,994	(334)	2,660	8,494	(5,892)	2,602
Total intangible assets, net	$938,394	$(242,279)	$696,115	$709,994	$(176,287)	$533,707
_______________
(a)Includes intangible assets with a net carrying value of $239.4 million as of September 30, 2025 related to the acquisition of Peppertree described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of September 30, 2025 and December 31, 2024.
The Company recognized no impairment losses on intangible assets during the three and nine months ended September 30, 2025 and 2024.
Intangible asset amortization expense was $36.0 million and $88.5 million for the three and nine months ended September 30, 2025, respectively, and $27.6 million and $82.7 million for the three and nine months ended September 30, 2024, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of September 30, 2025 (in thousands):

Remainder of 2025	$36,276
2026	144,508
2027	141,258
2028	120,415
2029	94,810
Thereafter	157,854
Total	$695,121
Goodwill
The following table summarizes the carrying value of the Company’s goodwill as of September 30, 2025 and 2024 (in thousands):

	September 30,
	2025	2024
Goodwill
Balance, beginning of period	$436,079	$436,079
Acquisition	62,109	—
Balance, end of period	$498,188	$436,079
As of September 30, 2025, there have been no impairment losses recognized on goodwill.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and nine months ended September 30, 2025 and 2024, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
The maximum exposure to loss represents the loss of assets recognized by TPG relating to non-consolidated entities and any amounts due to non-consolidated entities.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2025	December 31, 2024
Investments (includes assets pledged of $599,884 and $647,448 as of September 30, 2025 and December 31, 2024, respectively)	$1,646,633	$1,257,220
Due from affiliates	231,432	340,835
Potential clawback obligation	2,436,800	2,140,355
Due to affiliates	77,145	57,239
Maximum exposure to loss	$4,392,010	$3,795,649
Additionally, cumulative performance allocations of $6.9 billion and $6.0 billion as of September 30, 2025 and December 31, 2024, respectively, are subject to reversal in the event of future losses.
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
As of September 30, 2025 and December 31, 2024, the carrying amount of Secured Notes issued by the VIEs was $246.1 million and $245.9 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $3.9 million and $4.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$47,077	$21,297
Restricted cash	13,283	13,175
Participation rights receivable(a)	599,884	647,448
Due from affiliates	435	435
Total assets	$660,679	$682,355

Accrued interest	$3,450	$191
Due to affiliates and other	212	162
Secured notes, net	246,106	245,875
Total liabilities	$249,768	$246,228
_______________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.
8. Debt Obligations
On August 14, 2025, the Notes Issuer completed an offering of $500.0 million aggregate principal amount of Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes will mature on January 15, 2036, unless earlier accelerated, redeemed or repurchased. The 2036 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2036 Senior Notes bear interest at a rate of 5.375% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2036 Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries. Transaction costs related to the 2036 Senior Notes issuance have been capitalized and are amortized over the life of the 2036 Senior Notes.
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

			As of September 30, 2025		As of December 31, 2024
	Maturity Date	Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	May 2030	$1,750,000	$70,000	5.18%	$—	5.43%
2034 Senior Notes(b)	March 2034	600,000	594,538	5.88%	594,051	5.88%
2036 Senior Notes(c)	January 2036	500,000	491,138	5.38%	—	—%
Subordinated Notes(d)	March 2064	400,000	390,248	6.95%	390,058	6.95%
Secured Notes - Tranche A(e)	June 2038	200,000	196,869	5.33%	196,683	5.33%
Secured Notes - Tranche B(e)	June 2038	50,000	49,237	4.75%	49,192	4.75%
364-Day Revolving Credit Facility(f)	April 2026	300,000	—	6.13%	52,000	6.33%
Subordinated Credit Facility(g)	August 2027	30,000	—	6.48%	—	6.68%
Total debt obligations		$3,830,000	$1,792,030		$1,281,984

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

_______________
(a)As of September 30, 2025, the senior unsecured revolving credit facility, as amended (the “Senior Unsecured Revolving Credit Facility”), has aggregate revolving commitments of $1.75 billion. Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.25%. In May 2025, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, the Company further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion. During the nine months ended September 30, 2025, the Company borrowed $630.0 million from the Senior Unsecured Revolving Credit Facility for working capital purposes and repaid $560.0 million.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 (the “2034 Senior Notes”) with interest payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024.
(c)The 2036 Senior Notes were issued on August 14, 2025 with interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026.
(d)On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated notes due 2064 (the “Subordinated Notes”) with interest payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years.
(e)The Company’s Secured Notes are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements.
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
(g)A consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2025, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2026 to August 2027.

At September 30, 2025, the Company was in compliance with all covenants under the debt obligations.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	Fair Value as of
	September 30, 2025	December 31, 2024
2034 Senior Notes(a)	$633,804	$614,844
2036 Senior Notes(a)	501,385	—
Subordinated Notes(b)	413,120	406,720
Secured Notes - Tranche A(c)	200,000	196,403
Secured Notes - Tranche B(c)	49,730	48,194
_______________
(a)Fair value is based on indicative quotes and the notes are classified as Level II within the fair value hierarchy.
(b)Fair value is based on quoted prices in active markets since the debt is publicly listed and the notes are classified as Level I within the fair value hierarchy.
(c)Fair value is based on current market rates and credit spreads of the Company’s 2034 Senior Notes and 2036 Senior Notes (collectively, the “Senior Notes”) and debt with similar maturities. The notes are classified as Level II within the fair value hierarchy.
In the case of the Company’s Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, the fair values approximate the carrying amounts represented in the Condensed Consolidated Financial Statements due to their variable rate nature.
During the three and nine months ended September 30, 2025, the Company incurred interest expense of $28.2 million and $74.7 million respectively, on its debt obligations. During the three and nine months ended September 30, 2024, the Company incurred interest expense of $19.6 million and $56.1 million, respectively, on its debt obligations.

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
As of September 30, 2025 and December 31, 2024, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $976.7 million and $436.0 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchange of Common Units for Class A common stock during the period. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In projecting its taxable income, the Company begins with historic results and incorporates assumptions of the amount of future pre-tax operating income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that the Company uses to manage its business. The Company’s projections of future taxable income that include the effects of originating and reversing temporary differences, including those for the tax basis intangibles, indicate that it is more likely than not that the benefits from our deferred tax assets will be realized.
As of September 30, 2025 and December 31, 2024, the Company has recognized a valuation allowance of $132.1 million and $89.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future.
As of September 30, 2025 and December 31, 2024, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $794.7 million and $331.3 million, respectively. During the nine months ended September 30, 2025, the Company recorded an increase to the liability pursuant to the Tax Receivable Agreement of $476.1 million related to exchanges throughout the period, as detailed in Note 15 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2025, the Company made payments of $9.6 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 12.7% and (184.0)% for the three months ended September 30, 2025 and 2024, respectively and 12.3% and (85.9)% for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests; (ii) certain income tax effects in connection with equity-based compensation net of the executive compensation limitations under IRC Section 162(m); and (iii) local income taxes related to certain subsidiaries.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and nine months ended September 30, 2025 and 2024, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and nine months ended September 30, 2025 and 2024, there were no material changes to the uncertain tax positions, and the Company does not expect there to be any material changes to uncertain tax positions within the next twelve months. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA, among other things, includes an extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company expects the OBBBA to have minimal impact on the income tax provision and has reflected the impact in the results for the quarter ended September 30, 2025. The Company will continue to evaluate the impact as regulations are issued by the U.S. Department of the Treasury.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules, with a January 1, 2024 effective date. In June 2025, the G7 agreed to exclude U.S. Multi-National Entities from certain aspects of the Pillar 2 global minimum tax rules (the “G7 Pillar Two Statement”) in exchange for the U.S. not imposing retaliatory taxes in the OBBBA. The Company is monitoring developments, including the G7 Pillar Two Statement, which has not yet been incorporated into the OECD framework, and will continue to assess any potential impact. As of September 30, 2025, the Company has analyzed enacted legislation and determined that the effects of Pillar Two, if any, are not material to the Company’s financial statements.
10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Portfolio companies	$47,927	$55,914
Partners and employees	2,853	2,657
Other related entities	78,864	47,606
Unconsolidated VIEs	231,432	340,835
Due from affiliates	$361,076	$447,012

Portfolio companies	$10,549	$10,731
Partners and employees	565,043	373,452
Other related entities	87,073	23,715
Unconsolidated VIEs	77,145	57,239
Due to affiliates	$739,810	$465,137
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the nine months ended September 30, 2025, these current and former partners and employees exchanged 35,939,394 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. During the nine months ended September 30, 2025, the Company recorded an additional Tax Receivable Agreement liability in the amount of $476.1 million in connection with certain current and former employees and partners of TPG Partner Holdings. As of September 30, 2025 and December 31, 2024, the Company has recorded a Tax Receivable Agreement liability of $483.5 million and $308.9 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the nine months ended September 30, 2025 and 2024 totaled $155.5 million and $115.1 million, respectively.
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
Line of Credit Arrangement
On August 26, 2025, TPG Operating Group II, L.P. entered into an unsecured, uncommitted line of credit (the “Line of Credit”) with an affiliate of TPG Private Equity Opportunities (“T-POP”) to provide for up to a maximum aggregate principal amount of $250.0 million. No amount was outstanding on the Line of Credit as of September 30, 2025.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and nine months ended September 30, 2025 were $3.2 million and $9.6 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and nine months ended September 30, 2024 were $4.2 million and $12.8 million, respectively..

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost(a):
Operating lease cost	$22,368	$11,858	$67,292	$35,797
Short-term lease costs	245	139	829	628
Variable lease cost	2,894	2,878	8,550	8,448
Sublease income	(610)	(592)	(1,787)	(1,884)
Total lease cost	$24,897	$14,283	$74,884	$42,989
Weighted-average remaining lease term			12.2	6.1
Weighted-average discount rate			5.60%	5.09%
_______________
(a)Office rent expense for the three and nine months ended September 30, 2025 was $22.0 million and $67.1 million, respectively. Office rent expense for the three and nine months ended September 30, 2024 was $11.9 million and $36.0 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$42,241	$29,766
Right-of-use assets obtained in exchange for new operating lease liabilities	398,931	—
Other non-cash changes in right-of-use assets and operating lease liabilities	1,091	4,616
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of September 30, 2025 (in thousands):

Year Due	Lease Amount(a)
Remainder of 2025	$14,506
2026	2,805
2027	85,936
2028	88,398
2029	85,791
Thereafter	632,253
Total future undiscounted operating lease payments	909,689
Less: imputed interest	(302,127)
Present value of operating lease liabilities	$607,562
_______________
(a)Net of tenant improvement allowances

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds. At September 30, 2025, the amounts outstanding related to these guarantees were $85.2 million, and the maximum obligations guaranteed under these agreements is $203.7 million.
Commitments
At September 30, 2025, the TPG Operating Group had unfunded investment commitments of $595.6 million to the investment funds that the Company manages and other strategic investments.
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
At September 30, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.6 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At September 30, 2025, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,436.8 million.
During the nine months ended September 30, 2025, the general partners made no payments on the clawback liability.
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
In addition to the Luxembourg appeal, there are several cases against TPG and Apax-related parties pending in New York state court. In one case, the Court granted and denied in part motions to dismiss by all defendants, paring back the parties, claims and amounts at issue, and appeals of that decision are pending. In a second case, the Appellate Division recently granted summary judgment to the TPG-related parties on the sole remaining claim in that case, and plaintiffs are appealing that judgment to New York’s Court of Appeals. Finally, a third group of plaintiffs, similarly situated to those in the other cases, recently filed new claims seeking recovery from numerous TPG and Apax-related parties. The prior noted stayed federal actions have now been dismissed with prejudice by court order and stipulation.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$199,230	$(21,425)	$317,169	$(88,009)
Less:
Net income (loss) attributable to non-controlling interests in TPG Operating Group	34,375	(33,503)	(8,589)	(145,832)
Net income attributable to other non-controlling interests	97,715	3,117	218,284	47,320
Net income attributable to Class A Common Stockholders prior to distributions	67,140	8,961	107,474	10,503
Reallocation of earnings to unvested participating restricted stock units(a)	(17,841)	(4,970)	(49,556)	(14,415)
Net income (loss) attributable to Class A Common Stockholders - Basic	49,299	3,991	57,918	(3,912)
Net income (loss) assuming exchange of non-controlling interest	27,918	(31,433)	(347)	(129,463)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$77,217	$(27,442)	$57,571	$(133,375)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	150,527,419	103,358,212	133,901,421	98,073,675
Exchange of Common Units to Class A Common Stock	227,818,528	261,478,296	238,747,805	266,577,843
Weighted-Average Shares of Common Stock Outstanding - Diluted	378,345,947	364,836,508	372,649,226	364,651,518
Net income (loss) available to Class A common stock per share
Basic	$0.33	$0.04	$0.43	$(0.04)
Diluted	$0.20	$(0.08)	$0.15	$(0.37)
Dividends declared per share of Class A Common Stock(b)	$0.59	$0.42	$1.53	$1.27

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

___________
(a)No undistributed losses were allocated to unvested participating RSUs during the three and nine months ended September 30, 2025 and 2024, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The third quarter dividends were declared on November 4, 2025 and are payable on December 1, 2025.
14. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On February 27, 2025, an additional 6,540,183 shares of Class A common stock were registered, increasing the share reserve to 36,496,786, of which 31,633,395 were available to be issued as of September 30, 2025.
Service Awards
Ordinary Service Awards
In the ordinary course of business, the Company grants equity awards subject to service conditions, granted as part of the Company’s standard incentive structure initiatives. These units generally vest over a term of three to five years. These awards are referred to as “Ordinary Service Awards.”.
From time to time, the Company also grants equity awards that are subject to service conditions, a portion of which are granted on a non-standard basis to reward or incentivize key contributions that advance the Company’s long-term goals of value creation. These non-standard awards are referred to as “Special Purpose Service Awards,” and collectively with Ordinary Service Awards, “Service Awards.” Dividend equivalents are paid on the vested and unvested portion of the Service Awards when the dividend occurs.
Special Purpose Employee Service Awards
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of Special Purpose Service Awards which entitle the holder to one share of Class A common stock upon vesting. These units generally vest over a term of four to six years.
In conjunction with the acquisition of TPG Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 6.1 million are outstanding to date. These units generally vest over a term of five years.
Additionally, in connection with the acquisition of Peppertree, the Company granted 0.3 million Special Purpose Service Awards to former Peppertree employees. These units generally vest over a term of five years.
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
Special Purpose CEO Service Award
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s CEO on November 30, 2023, comprised of 2.6 million restricted stock units as Special Purpose Service Awards, intended to incentivize the CEO to drive stockholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in-line with peer competitors in order to promote and

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

ensure retention (the “CEO Service Award”). The CEO Service Award is subject to service-based vesting conditions over a four-year service period and is scheduled to vest 25% on each of January 13, 2025, 2026, 2027 and 2028. Compensation expense for this award is recognized on a straight-line basis.
Special Purpose Executive Chairman Service Award
Under the Omnibus Plan, the Company granted a long-term performance incentive award to the Company’s Executive Chairman on August 19, 2025, comprised of 0.3 million restricted stock units as Special Purpose Service Awards, intended to incentivize the Executive Chairman to drive stockholder value in a manner that is aligned with stockholder interests, including recognizing the Executive Chairman’s role in the establishment of the firm’s Impact platform and incentivizing his continued leadership of the platform (the “Executive Chairman Service Award”). The Executive Chairman Service Award is subject to service-based vesting conditions over a four-year service period and is scheduled to vest 25% on each of July 15, 2026, 2027, 2028 and 2029. Compensation expense for this award is recognized on a straight-line basis.
The following table summarizes the outstanding RSUs for Service Awards as of September 30, 2025 (in millions, including share data):

	Units Outstanding as of September 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2025
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted Stock Units
Ordinary Service Awards	9.7	$43.5	$24.4	$130.4	$66.7	$349.6
Special Purpose Service Awards	12.0	31.4	35.0	94.1	102.8	261.8
Total Service Award RSUs	21.7	$74.9	$59.4	$224.5	$169.5	$611.4
For the nine months ended September 30, 2025 and 2024 the Company granted 4.3 million and 6.2 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the nine months ended September 30, 2025 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	25.3	$34.30
Granted	4.3	60.25
Vested	(7.3)	32.79
Forfeited	(0.6)	32.73
Balance at September 30, 2025	21.7	40.04
As of September 30, 2025, there was approximately $611.4 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.9 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the nine months ended September 30, 2025, 0.2 million IPO Executive Market Condition Awards vested.
Special Purpose CEO Market Conditions Award
The long-term performance incentive award granted to the CEO under the Omnibus Plan on November 30, 2023, is also comprised of 3.9 million restricted stock units as Special Purpose Market Condition Awards, and is intended to incentivize the CEO to drive stockholder value in a manner that is aligned with stockholder interests, reward him for organic and inorganic Company growth, and bring his compensation in line with peer competitors in order to promote and ensure retention (the “CEO Market Conditions Award”).
The CEO Market Conditions Award is subject to both market performance and service based vesting conditions, including (i) a time-based component requiring a five-year service period and (ii) a market price component that is only achieved when the 30-day volume weighted average trading price of a share of Class A common stock meets or exceeds certain stock price hurdles. 25% of each service vesting tranche of the CEO Market Conditions Award is eligible to be earned and vest following achievement of each of the following Class A common stock prices: $52.50, $58.45, $64.05 and $70.00. These stock price hurdles represent a premium of 150%, 167%, 183% and 200%, respectively, of the closing price of a share of Class A common stock on the date of grant. The first market hurdle must be achieved by January 13, 2029, and the remaining hurdles by January 13, 2030. If the applicable market hurdles are not achieved by the specified periods, the applicable portions of the CEO Market Conditions Award will be forfeited. Restricted stock units from the CEO Market Conditions Award that (i) vest prior to January 13, 2029 will be settled promptly following January 13, 2029, and (ii) vest after January 13, 2029 will be settled promptly following January 13, 2030, subject to certain other accelerated settlement conditions. Dividend equivalents accrue for the vested and unvested portions of the CEO Market Conditions Award and are paid only if and when both the applicable service and market conditions are satisfied.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Special Purpose Executive Chairman Market Conditions Award
The long-term performance incentive award granted to the Executive Chairman under the Omnibus Plan on August 19, 2025, is also comprised of 0.5 million restricted stock units as Special Purpose Market Condition Awards, and is intended to incentivize the Executive Chairman to drive stockholder value in a manner that is aligned with stockholder interests, including recognizing the Executive Chairman’s role in the establishment of the firm’s Impact platform and incentivizing his continued leadership of the platform (the “Executive Chairman Market Conditions Award”).
The Executive Chairman Market Conditions Award is subject to both market performance and service based vesting conditions, including (i) a time-based component requiring a five-year service period and (ii) a market price component that is only achieved when the 30-trading day volume weighted average trading price of a share of Class A common stock meets or exceeds certain stock price hurdles. 25% of each service vesting tranche of the Executive Chairman Market Conditions Award is eligible to be earned and vest following achievement of each of the following Class A common stock prices: $90.98, $101.29, $110.99 and $121.30. These stock price hurdles represent a premium of 150%, 167%, 183% and 200%, respectively, of the closing price of a share of Class A common stock on the date of grant. The first market hurdle must be achieved by July 15, 2030, and the remaining hurdles by July 15, 2031. If the applicable market hurdles are not achieved by the specified periods, the applicable portions of the Executive Chairman Market Conditions Award will be forfeited. Restricted stock units from the Executive Chairman Market Conditions Award that (i) vest prior to July 15, 2030, will be settled promptly following July 15, 2030, and (ii) vest after July 15, 2030, will be settled promptly following July 15, 2031, subject to certain other accelerated settlement conditions. Dividend equivalents accrue for the vested and unvested portions of the Executive Chairman Market Conditions Award and are paid only if and when both the applicable service and market conditions are satisfied.
Compensation expense for the Executive Chairman Market Conditions Award is recognized using the accelerated attribution method on a tranche-by-tranche basis.
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of September 30, 2025 (in millions, including share data):

	Units Outstanding as of September 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2025
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted Stock Units
Ordinary Performance Condition Awards	1.0	$4.6	$1.5	$10.7	$(0.2)	$28.4
Special Purpose Market Condition Awards	4.2	7.0	7.9	24.2	20.9	49.5
Total Market and Performance Condition Award RSUs	5.2	$11.6	$9.4	$34.9	$20.7	$77.9
The following table presents the roll forwards of the Company’s unvested Special Purpose Market Condition Awards for the nine months ended September 30, 2025 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	4.6	$20.41
Granted	0.5	38.27
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	(0.1)	16.59
Balance at September 30, 2025	4.2	22.49

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2025, there was approximately $49.5 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.4 years.
Total Restricted Stock Units
For the three and nine months ended September 30, 2025, the Company recorded total restricted stock unit compensation expense of $86.5 million and $259.4 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded total restricted stock unit compensation expense of $68.8 million and $190.2 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $3.9 million and $12.6 million for the three and nine months ended September 30, 2025, respectively, and $1.8 million and $3.6 million for the three and nine months ended September 30, 2024, respectively.
For the three and nine months ended September 30, 2025, the Company had 0.2 million and 7.7 million restricted stock units vest at a fair value of $11.6 million and $478.8 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 143,599 shares of TPG Inc. Class A common stock, net of withholding tax of $2.9 million for the three months ended September 30, 2025 and by issuing 4,742,805 shares of TPG Inc. Class A common stock, net of withholding tax of $184.6 million (excluding vested, but unsettled units) for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company had 0.1 million and 4.2 million restricted stock units vest at a fair value of $5.0 million and $166.5 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 73,391 shares of TPG Inc. Class A common stock, net of withholding tax of $1.0 million (excluding vested, but unsettled units) for the three months ended September 30, 2024 and by issuing 2,586,646 shares of TPG Inc. Class A common stock, net of withholding tax of $62.5 million (excluding vested, but unsettled units) for the nine months ended September 30, 2024.
The following table summarizes all outstanding restricted stock unit awards as of September 30, 2025 (in millions, including share data):

	Units Outstanding as of September 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2025
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	9.7	$43.5	$24.4	$130.4	$66.7	$349.6
Ordinary Performance Condition Awards	1.0	4.6	1.5	10.7	(0.2)	28.4

Special Purpose Awards:
Special Purpose Service Awards	12.0	31.4	35.0	94.1	102.8	261.8
Special Purpose Market Condition Awards	4.2	7.0	7.9	24.2	20.9	49.5
Total Restricted Stock Units	26.9	$86.5	$68.8	$259.4	$190.2	$689.3
Other Awards
As a result of the Reorganization and the IPO in 2022, certain of the Company’s current partners hold restricted indirect interests in Common Units through TPG Partner Holdings and indirect economic interests through RemainCo. TPG Partner Holdings and RemainCo are presented as non-controlling interest holders within the Company’s Condensed Consolidated Financial Statements. The interests in TPG Partner Holdings (“TPH Units”) and indirectly in RemainCo (“RPH Units”) are generally subject to service, or, in certain cases, to both service and performance conditions. Holders of these interests participate in distributions regardless of the vesting status. Additionally, in conjunction with the

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Reorganization, the IPO and the acquisition of NewQuest, certain TPG partners and NewQuest principals were granted Common Units directly at TPG Operating Group and Class A common stock (collectively, the “Other IPO-Related Awards”) subject to both service and performance conditions.
In conjunction with the acquisition of TPG Angelo Gordon, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
In conjunction with the acquisition of Peppertree, the Company granted 5.4 million of unvested Common Units to Peppertree Co-Presidents (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
The following table summarizes the outstanding Other Awards as of September 30, 2025 (in millions, including share data):

	Unvested Units/Shares Outstanding as of September 30, 2025	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2025
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
TPH and RPH Units
TPH units	25.5	$72.2	$73.1	$186.8	$220.4	$445.8
RPH units	0.2	12.0	14.1	25.6	42.9	45.1
Total TPH and RPH Units	25.7	$84.2	$87.2	$212.4	$263.3	$490.9

Common Units and Class A Common Stock
Common Units	41.0	$64.3	$69.1	$164.3	$191.0	$850.6
Class A Common Stock	—	—	4.0	0.4	12.8	—
Total Common Units and Class A Common Stock	41.0	$64.3	$73.1	$164.7	$203.8	$850.6
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $84.2 million and $212.4 million for the three and nine months ended September 30, 2025, respectively. The Company recognized compensation expense of $87.2 million and $263.3 million for the three and nine months ended September 30, 2024, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the nine months ended September 30, 2025 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	26.1	$26.74	0.2	$457.10
Reallocated	0.8	58.29	—	—
Vested	(0.4)	29.46	—	—
Forfeited	(1.0)	24.18	(0.0)	457.10
Balance at September 30, 2025	25.5	27.79	0.2	457.10
Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of September 30, 2025, there was approximately $490.9 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $445.8 million and $45.1 million, respectively.
Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $64.3 million and $164.7 million for the three and nine months ended September 30, 2025, respectively. The expense for the three and nine months ended September 30, 2024 totaled $73.1 million and $203.8 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the nine months ended September 30, 2025 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	36.0	$25.50	0.3	$29.50
Granted	5.4	47.56	—	—
Reallocated	—	—	—	—
Vested	(0.4)	27.29	(0.3)	29.50
Forfeited	—	—	—	—
Balance at September 30, 2025	41.0	28.37	—	29.50

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total unrecognized compensation expense related to outstanding unvested awards as of September 30, 2025 was $850.6 million.
Other Liability Classified Awards
As discussed in Note 3, the Company granted liability-classified Common Unit awards to certain Peppertree Parties in conjunction with the acquisition of Peppertree, which are considered liability-classified awards under ASC 718. The awards require both continuous service over an estimated period of five years and satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2028 and ending on December 31, 2028 and certain fundraising targets. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. For the period ended September 30, 2025, the Company recognized compensation expense of $11.6 million related to these liability-classified awards with a corresponding increase in other liabilities.
In conjunction with the acquisition of TPG Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. During the third quarter of 2025, the Company determined that it is not probable the Company will need to settle the Earnout Payment. As such, the Company reversed previously recorded equity-based compensation expense of $87.4 million and $67.7 million, respectively, for the three and nine months ended September 30, 2025, related to its liability-classified awards with a corresponding decrease in other liabilities. For the three and nine months ended September 30, 2024, the Company recognized compensation expense of $14.1 million and $36.0 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities.
The fair value of the liability-classified awards discussed above will be remeasured every reporting period and are based on the satisfaction of the respective fee-related revenue and fundraising targets, if applicable. Compensation expense for these awards are recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of September 30, 2025 was $154.5 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through equity-based compensation expense on a straight-line basis over the vesting period in the Condensed Consolidated Statements of Operations. Equity-based compensation expense is offset by related management fees earned by the Company from TRTX. During the three and nine months ended September 30, 2025, the Company recognized $2.6 million and $5.5 million, respectively, of management fees and equity-based compensation expense. During the three and nine months ended September 30, 2024, the Company recognized $1.0 million and $8.1 million, respectively, of management fees and equity-based compensation expense.
15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of September 30, 2025, 146,201,530 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 224,965,710 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
Total 2025 Dividend Year (through Q3 2025)			$1.45

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the nine months ended September 30, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040
__________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Distributions to holders of other non-controlling interests	$67,900	$18,153
Deferred tax assets	531,753	242,631
Due to affiliates	189,314	219,175
Other liabilities	286,755	—
Additional paid-in-capital	55,684	23,456
Contributions from holders of other non-controlling interests	133,896	—
Distributions in-kind to holders of other non-controlling interests	50,550	—
Deconsolidation of previously consolidated entities	45,814	—
16. Subsequent Events
Other than the events noted in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since September 30, 2025 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Overview
TPG is a leading global alternative asset manager with $286.4 billion in assets under management (“AUM”) as of September 30, 2025. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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

TPG Angelo Gordon
	Capital	Growth	Impact	Credit	Real Estate	Real Estate	Market Solutions
Platforms	Large-scale, control-oriented private equity investing platform	Growth equity and middle market private equity investing platform	Private equity investing platform focused on achieving both societal and financial outcomes	Expansive yield opportunities across the credit spectrum	Diversified portfolio along the value-add spectrum, opportunistic strategies and portfolio of sale-leaseback transactions	Real estate investing platform	Differentiated strategies built to address specific market opportunities
	$87.5 billion AUM	$30.6 billion AUM	$29.2 billion AUM	$85.6 billion AUM	$18.6 billion AUM	$19.1 billion AUM	$15.8 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG AG Credit Solutions	TPG AG U.S. Real Estate	TPG Real Estate Partners	GP-led Secondaries
	TPG Asia	TPG Tech Adjacencies	TPG Rise Climate	TPG AG Structured Credit & Specialty Finance	TPG AG Asia Real Estate	Real Estate Thematic Advantage Core Plus	TPG Private Equity Opportunities
	TPG Healthcare Partners	TPG Digital Media	TPG Rise Climate Transition Infrastructure	TPG AG Middle Market Direct Lending	TPG AG Europe Real Estate	Real Estate Credit	TPG Peppertree(1)
		TPG Life Sciences Innovation	TPG NEXT	TPG AG CLOs	TPG AG Net Lease		Capital Markets
TPG AG Multi-Strategy
_______________
Note: AUM as of September 30, 2025.
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
The following table presents certain data about our Capital platform as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$87	$44	10	$23

Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $56.1 billion in assets under management as of September 30, 2025. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $23.0 billion in assets under management as of September 30, 2025. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
Product: TPG Healthcare Partners
We established TPG Healthcare Partners (“THP”) in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
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
The following table presents certain data about our Growth platform as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$31	$15	11	$7
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $20.6 billion in assets under management as of September 30, 2025. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies (“TTAD”), with $7.7 billion in assets under management as of September 30, 2025, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
Product: TPG Digital Media
TPG Digital Media (“TDM”) is a flexible source of capital focused on pursuing control equity investments in digital media. TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes.

Product: TPG Life Sciences Innovation
TPG Life Sciences Innovation (“LSI”) was launched in 2023 and seeks to invest in the life sciences sector in novel therapeutics as well as digital health, medical devices, diagnostics and tech-enabled services. LSI invests across different therapeutic areas and stages, from company creation to IPO, and leverages TPG’s broad experience in the healthcare sector.
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
The following table presents certain data about our Impact platform as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$29	$20	9	$10
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $9.3 billion in assets under management as of September 30, 2025. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $15.3 billion in total commitments. TPG Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials, and adaptive solutions, all without sacrificing our focus on financial returns. TPG Rise Climate has a global focus and invests opportunistically across buyouts and carve-outs and growth equity transactions.
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
Platform: TPG Angelo Gordon
TPG AG Credit
TPG Angelo Gordon’s alternative credit products (collectively referred to as “TPG AG Credit”) are: (1) TPG AG Credit Solutions, (2) TPG AG Structured Credit & Specialty Finance, (3) TPG AG Middle Market Direct Lending, (4) TPG AG Collateralized Loan Obligations and (5) TPG AG Multi-Strategy. TPG AG Credit’s capabilities span private and tradable credit across corporate and asset-backed markets.
The following table presents certain data about our TPG AG Credit as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$86	$48	80	$16
Product: TPG AG Credit Solutions
TPG AG Credit Solutions, with $19.9 billion in assets under management as of September 30, 2025, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG AG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG AG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG AG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG AG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG AG Structured Credit & Specialty Finance
TPG AG Structured Credit & Specialty Finance focuses on major non-corporate credit sectors, including consumer, residential and commercial real estate, and specialty lending markets, and also has substantial CLO debt and equity investing capabilities. TPG AG Structured Credit & Specialty Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, SMAs and AG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of September 30, 2025, TPG AG Structured Credit & Specialty Finance had $26.3 billion in assets under management.
Product: TPG AG Middle Market Direct Lending
TPG AG Middle Market Direct Lending (“MMDL”) and TPG Twin Brook Capital Partners focus on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seek to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG AG Middle Market Direct Lending includes the MMDL closed-end fund series and evergreen vehicle and SMAs, as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of September 30, 2025, TPG AG Middle Market Direct Lending had $28.8 billion in assets under management.

Product: TPG AG CLOs
TPG AG CLOs, with $8.2 billion in assets under management as of September 30, 2025 invests predominantly in non-investment grade senior secured bank loans. TPG AG CLO investment team comprises of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG AG Multi-Strategy
TPG AG Multi-Strategy, with $2.4 billion in assets under management as of September 30, 2025, invests across the breadth of TPG AG Credit, with a geographic focus in the United States and Western Europe. TPG AG Multi-Strategy offers actively managed co-mingled funds, including the Super Fund, in addition to bespoke vehicles and various multi-strategy credit funds of one. These funds invest in public and private investment opportunities sourced from across TPG AG Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG AG Multi-Strategy funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our TPG AG Real Estate as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$14	29	$6
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.7 billion in assets under management as of September 30, 2025, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Asia Real Estate
TPG AG Asia Real Estate, with $5.4 billion in assets under management as of September 30, 2025, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG AG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG AG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.

Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.5 billion in assets under management as of September 30, 2025, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG AG Net Lease
TPG AG Net Lease, with $1.9 billion in assets under management as of September 30, 2025, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG AG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG AG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Platform: Real Estate
We established our TPG real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. We invest in real estate through three primary products: (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus and (3) Real Estate Credit.
The following table presents certain data about our Real Estate platform as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$19	$12	5	$6
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.3 billion in assets under management as of September 30, 2025, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $1.7 billion in assets under management as of September 30, 2025, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of September 30, 2025, the TRTX loan investment portfolio consisted of 47 first mortgage loans (or interests therein) and total loan commitments of $3.7 billion.

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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of September 30, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$16	$10	9	$4
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
NewQuest Capital Partners
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.3 billion in assets under management as of September 30, 2025, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $3.2 billion in assets under management as of September 30, 2025, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP is expected to accept fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June of 2025 and as of September 30, 2025, had $0.7 billion in assets under management.
Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree specializes in investing in wireless communication towers within the digital infrastructure space. With $7.9 billion in assets under management as of September 30, 2025, TPG Peppertree has made more than 175 investments through ten flagship funds, supporting the construction and acquisition of more than 10,000 wireless communication infrastructure assets.

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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three and nine months ended September 30, 2025, our capital markets business drove $46.7 million and $155.3 million in transaction revenue, respectively. During the three and nine months ended September 30, 2024, our capital markets business drove $53.1 million and $146.0 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
In the third quarter, major asset classes maintained the momentum from the second quarter, with global equities, bonds and treasuries all showing strength. Equities benefited from strong corporate earnings and resilient market sentiment, while bonds and treasuries were supported by favorable conditions stemming from monetary easing. In the United States, economic indicators painted a mixed picture: inflation remained just above the Federal Reserve’s 2.0% target, suggesting ongoing but controlled price pressures, and employment data revealed signs of weakness, including slower job growth and rising concerns about unemployment. Overall, the quarter was marked by solid returns across markets, but persistent inflation and employment challenges signaled some underlying uncertainty in the U.S. economy.
Equities delivered a strong performance in the third quarter, fueled by robust corporate earnings and powerful thematic trends like artificial intelligence and data center spend. The S&P 500, Dow Jones Industrial Average, and Nasdaq Composite posted gains of 7.8%, 5.2% and 11.2%, respectively. Technology led sector returns with an 11.5% increase, followed by consumer discretionary at 10.5% and communications at 9.4%. In contrast, consumer staples declined by 2.5%, while real estate and materials saw only modest gains of 2.5% and 2.6%, respectively. Global equity markets were also positive, as the MSCI Europe, MSCI Asia Pacific and MSCI World indices rose by 3.2%, 8.5% and 7.0%, respectively. Market volatility remained subdued, with the VIX Index ending the quarter at 16.28.
Economic indicators in the third quarter showed a mixed picture. Inflation remained stable, with the Consumer Price Index at 2.7% in July and 2.9% in August. Core inflation, which excludes volatile items such as food and energy, was 3.1% for both months. Employment data revealed signs of weakness, with only 73,000 jobs added in July and 22,000 in August. There were also large downward revisions to June payrolls, resulting in a negative payroll number for the month, marking the first time this has happened since December 2020.
The Federal Reserve reduced interest rates by 25 basis points at its September meeting, setting the new target range at 4.00% to 4.25%. This was the first rate cut since the December 2024 meeting. The Board of Governors of the Federal Reserve System (the “Fed”) has adopted a more dovish tone, suggesting that additional rate cuts could occur at the remaining meetings this year, influenced by stable inflation and signs of weakness in the job market.
The U.S. treasury yield curve steepened in the third quarter, largely due to a rally at the front end of the curve. Following the rate cut, yields across treasuries declined quarter over quarter. Yields on one- to five-year treasuries fell by about 10 basis points, while the longer maturities declined by roughly five basis points. Treasury yields continue to move lower from the relative highs seen in recent years.
In corporate credit markets, both U.S. and European high yield generated positive performance in the third quarter of 2025. According to J.P. Morgan data, U.S. high yield gained 2.5% and the European market returned 2.0% during the three-month period. In the United States, high yield bond spreads tightened by 17 basis points to 319 basis points, while in Europe, high yield spreads compressed 40 basis points to end the quarter at 346 basis points. The high yield default rate, measured on a trailing twelve-month basis, remained at 1.4% in the United States and decreased from 4.0% to 3.3% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 1.7% return, and the J.P. Morgan European Leveraged Loan Index posted a 1.1% return for the third quarter of 2025. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 7.5% and 419 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.1% and 475 basis point spread.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 40% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of September 30, 2025. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Operating Segments
We operate our business in a single operating and reportable segment, as our CEO, who is our CODM, manages the business on a consolidated basis. We operate collaboratively across product lines through shared investment themes and shared support functions that span across product lines.
Basis of Accounting
We consolidate the financial results of TPG Inc., TPG Operating Group and its consolidated subsidiaries, management companies, the general partners of funds and entities that meet the definition of a variable interest entity for which we are considered the primary beneficiary.
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
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity-based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest over a service period of generally one to five years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO and subsequent acquisitions, we granted restricted stock units (“RSUs”) to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership. These distributions were accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO and are now accounted for as performance allocation compensation.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$596,499	$524,733	$1,709,028	$1,559,828
Capital allocation-based income	627,018	330,670	1,469,902	863,840
Total revenues	1,223,517	855,403	3,178,930	2,423,668
Expenses
Compensation and benefits:
Cash-based compensation and benefits	213,966	205,641	646,157	603,463
Equity-based compensation	158,382	242,405	573,836	697,855
Performance allocation compensation	419,420	223,637	951,562	553,824
Total compensation and benefits	791,768	671,683	2,171,555	1,855,142
General, administrative and other	166,198	141,262	512,844	463,078
Depreciation and amortization	41,035	32,400	103,225	97,444
Interest expense	32,322	21,789	81,690	64,413
Total expenses	1,031,323	867,134	2,869,314	2,480,077
Investment income (loss)
Net gains (losses) from investment activities	212	(8,483)	(2,666)	(30,333)
Interest, dividends and other	35,730	12,670	54,700	39,390
Total investment income	35,942	4,187	52,034	9,057
Income (loss) before income taxes	228,136	(7,544)	361,650	(47,352)
Income tax expense	28,906	13,881	44,481	40,657
Net income (loss)	199,230	(21,425)	317,169	(88,009)
Net income (loss) attributable to non-controlling interests in TPG Operating Group	34,375	(33,503)	(8,589)	(145,832)
Net income attributable to other non-controlling interests	97,715	3,117	218,284	47,320
Net income attributable to TPG Inc.	$67,140	$8,961	$107,474	$10,503

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.33	$0.04	$0.43	$(0.04)
Diluted	$0.20	$(0.08)	$0.15	$(0.37)
Weighted-average shares of Class A common stock outstanding
Basic	150,527,419	103,358,212	133,901,421	98,073,675
Diluted	378,345,947	364,836,508	372,649,226	364,651,518

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues
Revenues consisted of the following for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change	%

	($ in thousands)
Management fees	$470,522	$410,773	$59,749	15%
Transaction, monitoring and other fees	46,671	53,129	(6,458)	(12)%
Expense reimbursements and other	79,306	60,831	18,475	30%
Total fees and other	596,499	524,733	71,766	14%
Performance allocations	592,932	307,953	284,979	93%
Capital interests	34,086	22,717	11,369	50%
Total capital allocation-based income	627,018	330,670	296,348	90%
Total revenues	$1,223,517	$855,403	$368,114	43%
Fees and other revenues increased $71.8 million, or 14%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change resulted primarily from a $59.7 million increase in management fees and a $18.5 million increase in expense reimbursements and other.
Management Fees. Management fees increased $59.7 million, or 15%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by higher management fees from our Impact, Capital, TPG AG Credit, Market Solutions, Growth and Real Estate platforms, partially offset by lower management fees from our TPG AG Real Estate platform.
Management fees from our Capital platform increased $19.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change is primarily due to fees earned from TPG X during the three months ended September 30, 2025, which was activated during the third quarter of 2025, partially offset by a reduction in the fee basis of TPG VIII resulting from the realization of portfolio investments.
Management fees from our Growth platform increased $3.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base during the three months ended September 30, 2025.
Management fees from our Impact platform increased $22.4 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to fees earned from Rise Climate II during the three months ended September 30, 2025, which was activated at the end of the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from our TPG AG Credit platform increased $9.7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in fee basis from Credit Solutions III, MMDL V and MMDL Continuation I as a result of new investments. These were partially offset by a reduction in fee basis from MMDL III as a result of lower fee-earning AUM.
Management fees from our TPG AG Real Estate platform decreased $0.5 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Management fees from our Real Estate platform increased $0.8 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Management fees from our Market Solutions platform increased $5.3 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to additional management fees from TPG Peppertree which was acquired in July 2025 and catch-up fees earned from TGS I during the three months ended September 30, 2024, partially offset by a decrease in fee-earning AUM of TPEP.
Catch-up management fees totaled $4.3 million during the three months ended September 30, 2025 and primarily consisted of $4.0 million for Rise Climate II.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees decreased $6.5 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by decreased capital markets activity among our portfolio companies involving our broker-dealer in our Market Solutions platform.
Expense Reimbursements and Other. Expense reimbursements and other increased $18.5 million, or 30%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in reimbursements from TPG funds.
Performance Allocations. Performance allocations increased $285.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Realized performance allocation gains for the three months ended September 30, 2025 and 2024 totaled $278.3 million and $159.1 million, respectively. Unrealized performance allocation gains for the three months ended September 30, 2025 and 2024 totaled $314.7 million and $148.9 million, respectively.
The table below highlights performance allocations for the three months ended September 30, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended September 30,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$309,411	$154,163	$155,248	101%
Growth(1)	15,469	75,421	(59,952)	(79)%
Impact	56,113	40,962	15,151	37%
TPG Angelo Gordon
TPG AG Credit	125,607	107,163	18,444	17%
TPG AG Real Estate	23,526	(15,125)	38,651	256%
Real Estate	42,867	(198)	43,065	NM
Market Solutions	32,661	(3,588)	36,249	NM
Total TPG Operating Group Shared:	$605,654	$358,798	$246,856	69%
TPG Operating Group Excluded:
Capital	$(5,031)	$(19,301)	$14,270	74%
Growth	(8,037)	(30,955)	22,918	74%
Real Estate	346	(589)	935	159%
Total TPG Operating Group Excluded(2)	(12,722)	(50,845)	38,123	75%
Total Performance Allocations	$592,932	$307,953	$284,979	93%
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

(2)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders is zero for each of the TPG Operating Group Excluded entities following January 1, 2022.
Performance allocation income was $592.9 million for three months ended September 30, 2025 compared to $308.0 million for three months ended September 30, 2024. This change was primarily driven by higher performance allocations from our Capital, Real Estate, Market Solutions and Impact platforms during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Performance allocation income from our Capital platform was $309.4 million for the three months ended September 30, 2025 compared to $154.2 million for the three months ended September 30, 2024. Performance allocation income for the three months ended September 30, 2025 was largely driven by income of $190.0 million from TPG IX, $52.2 million from TPG X, $38.4 million from Asia VIII and $37.1 million from Asia VII, partially offset by losses of $29.7 million from TPG VII and $19.5 million from TPG VIII. Performance allocation income for the three months ended September 30, 2024 was primarily attributable to gains of $74.5 million from TPG VIII, $37.9 million from THP I and $24.3 million from TPG VII, partially offset by losses of $27.1 million from Asia VI.
Performance allocation income from our Growth platform was $15.5 million for the three months ended September 30, 2025 compared to income of $75.4 million for the three months ended September 30, 2024. Performance allocation income for the three months ended September 30, 2025 was primarily driven by income of $29.8 million from TTAD II, $13.6 million from Growth III and $5.9 million from Growth IV, partially offset by losses of $28.4 million from TTAD. Performance allocation income for the three months ended September 30, 2024 was primarily driven by income of $42.0 million from Growth IV, $33.0 million from Growth V and $7.0 million from TTAD II, partially offset by losses of $11.5 million from Growth III.
Performance allocation income from our Impact platform was $56.1 million for the three months ended September 30, 2025 compared to $41.0 million for the three months ended September 30, 2024. Performance allocation income for the three months ended September 30, 2025 was primarily driven by income of $25.6 million from Rise Climate I and $22.8 million from Rise III. Performance allocation income for the three months ended September 30, 2024 was primarily driven by gains of $20.0 million from Rise II and $19.0 million from Rise III.
Performance allocation income from TPG AG Credit platform was $125.6 million for the three months ended September 30, 2025 compared to $107.2 million for the three months ended September 30, 2024. Performance allocation income for the three months ended September 30, 2025 was primarily driven by income of $32.6 million from Credit Solutions II, $19.1 million from MVP, $10.5 million from Credit Solutions III, $8.5 million from ABC Fund I, $6.9 million from MMDL V and $6.6 million from Credit Solutions I. Performance allocation income for the three months ended September 30, 2024 was primarily driven by gains of $23.2 million from Credit Solutions II, $17.2 million from MVP Fund, $11.2 million from MMDL IV, $6.9 million from ABC Fund I and $5.9 million from Essential Housing II.
Performance allocation income from TPG AG Real Estate platform was $23.5 million for the three months ended September 30, 2025 compared to losses of $15.1 million for the three months ended September 30, 2024. Performance allocation income for the three months ended September 30, 2025 was primarily driven by income of $14.1 million from Asia Realty V, $9.4 million from Net Lease IV and $4.2 million from Net Lease III, which was partially offset by losses of $3.1 million from Realty X. Performance allocation losses for the three months ended September 30, 2024 were primarily driven by losses of $40.1 million from Realty Value X and $11.7 million from Asia Realty IV, which were partially offset by gains of $19.4 million from Net Lease Realty III.
Performance allocation income from our Real Estate platform was $42.9 million for the three months ended September 30, 2025 compared to losses of $0.2 million for the three months ended September 30, 2024, in each case primarily attributable to TREP III.
Performance allocation income of $32.7 million from our Market Solutions platform for the three months ended September 30, 2025 was primarily driven by income of $33.2 million from NewQuest IV. Performance allocation losses of $3.6 million for the three months ended September 30, 2024 were primarily driven by $6.9 million of loss from NewQuest IV, partially offset by net gains of $2.1 million from TGS.

TPG Operating Group Excluded entities generated losses of $12.7 million during the three months ended September 30, 2025 compared to $50.8 million during the three months ended September 30, 2024. Performance allocation losses for the three months ended September 30, 2025 were primarily driven by losses of $6.4 million from Biotech III and $3.8 million from Biotech V from our Growth platform and $4.4 million from Asia V from our Capital platform. Performance allocation losses for the three months ended September 30, 2024 were primarily driven by losses of $16.0 million from Biotech III from our Growth platform and $8.5 million from Asia V from our Capital platform.
As of September 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $6.6 billion. As of September 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased $11.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily attributable to gains from our investments in TPG IX and Asia VI, which were partially offset by losses on our investments in TPG VII, TPG VIII and Growth IV during the three months ended September 30, 2025. During the three months ended September 30, 2024, we recognized gains on our investments in TPG VII, TPG IX and Growth IV, which were partially offset by losses from our investments in Asia VI.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $8.3 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased $84.0 million, or 35%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily attributable to the reversal of previously recognized equity-based compensation related to liability-classified performance awards that are no longer probable of vesting, partially offset by an increase in equity-based compensation granted in conjunction with the Peppertree acquisition, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased $195.8 million, or 88% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased $24.9 million, or 18%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by an increase in rent expense due to the commencement of the New York office lease in 2025, along with increases in reimbursable expenses from TPG funds.
Depreciation and Amortization. Depreciation and amortization increased $8.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the amortization of intangible assets resulting from the Peppertree acquisition in July 2025.
Interest Expense. Interest expense increased $10.5 million, or 48%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in net borrowings on our Senior Notes, Subordinated Notes and Senior Unsecured Revolving Credit Facility.
Net Gains (Losses) from Investment Activities. Net gains from investment activities were $0.2 million for the three months ended September 30, 2025 compared to net losses of $8.5 million for the three months ended September 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased $23.1 million, or 182%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by a change in the fair value of contingent liabilities related to acquisitions.

Income Tax Expense. Income tax expense increased $15.0 million, or 108%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in net income attributable to TPG Inc. as compared to the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues
Revenues consisted of the following for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	%

	($ in thousands)
Management fees	$1,342,004	$1,231,534	$110,470	9%
Transaction, monitoring and other fees	155,315	146,012	9,303	6%
Expense reimbursements and other	211,709	182,282	29,427	16%
Total fees and other	1,709,028	1,559,828	149,200	10%
Performance allocations	1,379,281	798,473	580,808	73%
Capital interests	90,621	65,367	25,254	39%
Total capital allocation-based income	1,469,902	863,840	606,062	70%
Total revenues	$3,178,930	$2,423,668	$755,262	31%
Fees and other revenues increased $149.2 million, or 10%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change resulted from a $110.5 million increase in management fees, a $29.4 million increase in expense reimbursements and other fees and a $9.3 million increase in transaction, monitoring and other fees.
Management Fees. Management fees increased $110.5 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by higher management fees from our Impact, Growth, TPG AG Credit, TPG AG Real Estate and Real Estate platforms, partially offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $20.2 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to catch-up fees from Asia VIII during the nine months ended September 30, 2024, and a reduction in the fee basis of TPG VII and TPG VIII resulting from the realization of portfolio investments, partially offset by fees earned from TPG X during the nine months ended September 30, 2025, which was activated during the third quarter of 2025.
Management fees from our Growth platform increased $55.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base during the nine months ended September 30, 2025.
Management fees from our Impact platform increased $60.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to fees earned from Rise Climate II and Rise Climate TI during the nine months ended September 30, 2025, which were activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from our TPG AG Credit platform increased $20.3 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in fee basis from MMDL V, Credit Solutions III and MMDL Evergreen and as a result of new investments. These were partially offset by a reduction in fee basis from MMDL III as a result of lower fee-earning AUM.

Management fees from our TPG AG Real Estate platform increased $5.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to catch-up fees earned from Europe Realty IV as a result of additional closes during the nine months ended September 30, 2025. This was partially offset by Realty IX as the fund ceased paying fees beginning in the second quarter of 2025 and a reduction in the fee basis of Net Lease Realty III during the nine months ended September 30, 2025.
Management fees from our Real Estate platform increased $1.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Management fees from our Market Solutions platform decreased $3.3 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of a decrease in TPEP’s fee-earning AUM and catch-up fees earned from TGS I and NewQuest V during the nine months ended September 30, 2024, partially offset by additional management fees from TPG Peppertree, which was acquired in July 2025.
Catch-up management fees totaled $51.8 million during the nine months ended September 30, 2025 and primarily consisted of $34.8 million for Growth VI, $8.9 million for Europe Realty IV and $5.7 million for Rise Climate II.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $9.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by a $6.4 million increase in fee-related performance revenues for the nine months ended September 30, 2025 related to TCAP.
Expense Reimbursements and Other. Expense reimbursements and other increased by $29.4 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in in-house services and reimbursable expenses from TPG funds.
Performance Allocations. Performance allocations increased $580.8 million, or 73%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Realized performance allocation gains for the nine months ended September 30, 2025 and 2024 totaled $930.2 million and $492.0 million, respectively. Unrealized performance allocation gains for the nine months ended September 30, 2025 and 2024 totaled $449.1 million and $306.4 million, respectively.
The table below highlights performance allocations for the nine months ended September 30, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Nine Months Ended September 30,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$753,816	$308,038	$445,778	145%
Growth(1)	61,740	226,429	(164,689)	(73)%
Impact	125,718	100,000	25,718	26%
TPG Angelo Gordon
TPG AG Credit	250,896	283,668	(32,772)	(12)%
TPG AG Real Estate	(52,129)	(51,093)	(1,036)	(2)%
Real Estate	128,107	12,073	116,034	961%
Market Solutions	85,344	(27,941)	113,285	405%
Total TPG Operating Group Shared:	$1,353,492	$851,174	$502,318	59%
TPG Operating Group Excluded:
Capital	$1,315	$(18,577)	$19,892	107%
Growth	23,219	(32,367)	55,586	172%
Real Estate	1,255	(1,757)	3,012	171%
Total TPG Operating Group Excluded(2)	25,789	(52,701)	78,490	149%
Total Performance Allocations	$1,379,281	$798,473	$580,808	73%
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
(2)The TPG Operating Group Excluded entities’ performance allocations are not a component of net income attributable to TPG following the Reorganization; however, the TPG general partner entities continue to be consolidated by us. We transferred the rights to the performance allocations the TPG Operating Group historically would have received to RemainCo on December 31, 2021. As such, net income available to controlling interest holders is zero for each of the TPG Operating Group Excluded entities following January 1, 2022.
Performance allocation income was $1,379.3 million for nine months ended September 30, 2025 compared to $798.5 million for nine months ended September 30, 2024. This change was primarily driven by higher performance allocations from our Capital, Real Estate, Market Solutions and Impact platforms during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by a decrease in performance allocations from our Growth and TPG Angelo Gordon platforms.
Performance allocation income from our Capital platform was $753.8 million for the nine months ended September 30, 2025 compared to $308.0 million for the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by gains of $380.7 million from TPG IX, $150.5 million from Asia VII, $100.6 million from Asia VIII and $79.2 million from THP II, partially offset by losses of $29.1 million from THP I and $15.5 million from TPG VII. Performance allocation income for the nine months ended September 30, 2024 was primarily driven by gains of $171.2 million from TPG VII, $111.3 million from TPG VIII and $79.6 million from TPG IX, partially offset by losses of $75.0 million from Asia VII and $41.1 million from Asia VI.
Performance allocation income from our Growth platform was $61.7 million for the nine months ended September 30, 2025 compared to $226.4 million for the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by gains of $55.4 million from TTAD II, $26.7 million from Growth IV and $14.0 million from Growth V, partially offset by losses of $26.6 million from TTAD. Performance allocation income for the nine months ended September 30, 2024 was primarily driven by $102.2 million from Growth IV, $78.1 million from Growth V and $62.1 million from TTAD II.
Performance allocation income from our Impact platform was $125.7 million for the nine months ended September 30, 2025 compared to $100.0 million for the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by gains of $80.2 million from Rise III, $59.0 million from Rise Climate I and $11.1 million from Rise II, partially offset by losses of $24.6 million from Rise I. Performance allocation income for the nine months ended September 30, 2024 was primarily driven by gains of $47.9 million from Rise III and $44.5 million from Rise Climate I, partially offset by losses of $15.6 million from Rise I.

Performance allocation income from TPG AG Credit platform was $250.9 million for the nine months ended September 30, 2025 compared to $283.7 million for the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by income of $45.4 million from MVP, $45.3 million from Credit Solutions II, $21.9 million from ABC Fund I, $21.9 million from MMDL V and $19.7 million from Credit Solutions III. Performance allocation income for the nine months ended September 30, 2024 was primarily driven by gains of $57.4 million from MVP Fund, $48.9 million from Credit Solutions II, $30.3 million from MMDL IV, $19.8 million from ABC Fund I and $16.9 million from Essential Housing II.
Performance allocation losses from TPG AG Real Estate platform were $52.1 million for the nine months ended September 30, 2025 compared to $51.1 million for the nine months ended September 30, 2024. Performance allocation losses for the nine months ended September 30, 2025 were primarily driven by losses of $38.4 million from Realty X and $38.0 million from Asia Realty IV, which were partially offset by gains of $12.4 million from Net Lease III, $11.5 million from Asia Realty V and $9.4 million from Net Lease IV. Performance allocation losses for the nine months ended September 30, 2024 were primarily driven by losses of $58.6 million from Realty X and $11.5 million from Asia Realty IV, which were partially offset by gains of $18.5 million from Europe Realty III and $3.6 million from Japan Value.
TREP III within the Real Estate platform generated $125.6 million of gains during the nine months ended September 30, 2025 compared to a gain of $12.1 million during the nine months ended September 30, 2024.
Performance allocation income of $85.3 million from our Market Solutions platform during the nine months ended September 30, 2025 was primarily driven by gains of $73.3 million from NewQuest IV and $12.7 million from TPEP. Performance allocation losses for the nine months ended September 30, 2024 were primarily driven by losses of $29.4 million from NewQuest III and $18.5 million from NewQuest IV, partially offset by net gains of $9.1 million from NewQuest V.
TPG Operating Group Excluded entities generated performance allocation income of $25.8 million during the nine months ended September 30, 2025 compared to losses of $52.7 million during the nine months ended September 30, 2024. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by gains of $10.4 million from Gator, $10.1 million from Growth II and $4.8 million from Biotech III from our Growth platform. Performance allocation losses from TPG Operating Group Excluded entities for the nine months ended September 30, 2024 were primarily driven by losses of $27.3 million from Biotech III from our Growth platform and $8.5 million from Asia V from our Capital platform, partially offset by gains of $5.6 million from Biotech V from our Growth platform.
As of September 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $6.6 billion. As of September 30, 2025, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.3 billion.
Capital Interests. Capital interests income increased $25.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily attributable to gains from our investments in TPG IX and Asia VII, partially offset by losses from our investments in TPG VII and TPG VIII during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we recognized gains on our investments in TPG VII, TPG IX and TRTX, offset by losses from our investment in Asia VII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $42.7 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased $124.0 million, or 18%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily attributable to the reversal of previously recognized equity-based compensation related to liability-classified performance awards that are no longer probable of vesting, partially offset by an increase in equity-based compensation granted in conjunction with the Peppertree acquisition, as described in Note 14 to the Condensed Consolidated Financial Statements.

Performance Allocation Compensation. Performance allocation compensation increased $397.7 million, or 72%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased $49.8 million, or 11%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by an increase in rent expense due to the commencement of the New York office lease in 2025, along with increases in reimbursable expenses from TPG funds.
Depreciation and Amortization. Depreciation and amortization increased $5.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to the amortization of intangible assets resulting from the acquisition of Peppertree in July 2025.
Interest Expense. Interest expense increased $17.3 million, or 27%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in borrowings on our Senior Notes, Subordinated Notes and Senior Unsecured Revolving Credit Facility.
Net Losses from Investment Activities. Net losses from investment activities totaled $2.7 million for the nine months ended September 30, 2025 compared to net losses of $30.3 million for the nine months ended September 30, 2024. This change was primarily attributable to a net loss from our investment in Nerdy Inc. during the nine months ended September 30, 2024.
Interest, Dividends and Other. Interest, dividends and other increased $15.3 million, or 39%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by a change in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased by $3.8 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in net income attributable to TPG Inc. offset by an increase in income tax benefits in connection with restricted stock unit settlements as compared to the nine months ended September 30, 2024.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	September 30, 2025	December 31, 2024

	($ in thousands)
Assets
Cash and cash equivalents	$1,080,304	$808,017
Investments	8,686,758	7,503,281
Due from affiliates	361,076	447,012
Intangible assets and goodwill	1,194,303	969,786
Right-of-use assets	566,442	208,501
Deferred tax assets	852,951	352,951
Other assets	277,889	245,561
Total assets	$13,019,723	$10,535,109

Liabilities and Equity
Debt obligations	$1,792,030	$1,281,984
Due to affiliates	739,810	465,137
Accrued performance allocation compensation	5,042,995	4,376,523
Operating lease liabilities	607,562	223,131
Other liabilities	1,064,170	596,345
Total liabilities	9,246,567	6,943,120

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (152,807,493 and 109,211,355 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	153	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,965,710 and 255,756,502 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	225	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,437,586	970,719
Accumulated deficit	(294,439)	(186,983)
Non-controlling interests	2,629,631	2,807,888
Total equity	3,773,156	3,591,989
Total liabilities and equity	$13,019,723	$10,535,109
Cash and cash equivalents increased $272.3 million during the nine months ended September 30, 2025 primarily due to $1,275.0 million of net proceeds from our debt obligations, partially offset by repayments of $766.0 million on our Senior Unsecured Revolving Credit Facility and 364-Day Revolving Credit Facility, as well as payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.
Investments increased $1,183.5 million during the nine months ended September 30, 2025 primarily due to net capital allocation-based income of $1,469.9 million, purchases of $565.3 million and $561.9 million related to the acquisition of Peppertree, which we completed in July 2025, which were partially offset by proceeds of $1,534.7 million.
Intangible assets and goodwill increased $224.5 million during the nine months ended September 30, 2025 primarily due the the acquisition of Peppertree in July 2025.
Deferred tax assets, net of valuation allowance, increased $500.0 million during the nine months ended September 30, 2025 primarily due to excess income tax basis compared to the book basis in the TPG Operating Group resulting from exchanges of Common Units for Class A common stock during the period.

Right-of-use assets and operating lease liabilities increased $357.9 million and $384.4 million, respectively, for the nine months ended September 30, 2025 primarily due to the commencement of the New York office lease in 2025.
Debt obligations increased $510.0 million during the nine months ended September 30, 2025 primarily due to the issuance of the 2036 Senior Notes.
Due to affiliates increased $274.7 million during the nine months ended September 30, 2025 primarily due to additional payments expected to be made in future years of $189.3 million in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
Accrued performance allocation compensation increased $666.5 million for the nine months ended September 30, 2025, attributable to net increases in performance fee compensation expense of $951.6 million and $403.1 million related to the acquisition of Peppertree, which we completed in July 2025, partially offset by settlements of performance allocation compensation of $686.9 million during the nine months ended September 30, 2025.
Other liabilities increased $467.8 million during the nine months ended September 30, 2025 primarily due to $286.8 million in expected payments to be made in future years to non-affiliates in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
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

The following table sets forth our total FRE and DE for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
Management fees	$461,338	$407,163	$1,324,961	$1,223,122
Fee-related performance revenues	7,340	5,557	20,309	13,917
Transaction, monitoring and other fees, net	38,097	43,153	126,905	111,454
Other income	2,621	3,969	8,604	21,553
Fee-Related Revenues	509,396	459,842	1,480,779	1,370,046
Cash-based compensation and benefits, net	185,504	174,514	553,398	520,943
Fee-related performance compensation	3,671	2,778	10,155	6,958
Operating expenses, net	95,220	91,783	291,146	267,743
Fee-Related Expenses	284,395	269,075	854,699	795,644
Fee-Related Earnings	225,001	190,767	626,080	574,402
Realized performance allocations, net	30,424	32,112	157,082	89,643
Realized investment income and other, net	2,688	(2,529)	(6,990)	(5,934)
Depreciation expense	(5,213)	(5,045)	(15,320)	(15,382)
Interest expense, net	(23,226)	(9,118)	(54,923)	(26,777)
Distributable Earnings	229,674	206,187	705,929	615,952
Income taxes	(15,312)	(16,742)	(36,541)	(39,243)
After-Tax Distributable Earnings	$214,362	$189,445	$669,388	$576,709
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Fee-Related Revenues
Fee-related revenues increased $49.6 million, or 11%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to additional management fees of $54.2 million and a $1.8 million increase in fee-related performance revenues, partially offset by a decrease in transaction, monitoring and other fees, net of $5.1 million.
Management Fees
The following table presents management fees in our platforms for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$137,341	$121,415
Growth	49,234	45,944
Impact	68,287	48,618
TPG Angelo Gordon
TPG AG Credit	87,179	77,194
TPG AG Real Estate	49,518	49,877
Real Estate	36,810	36,001
Market Solutions	32,969	28,114
Total Management Fees	$461,338	$407,163

Management fees increased $54.2 million, or 13%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by higher management fees from our Impact, Capital, TPG AG Credit, Market Solutions and Growth platforms.
Management fees from our Capital platform increased $15.9 million during the three months ended September 30, 2025, primarily due to fees earned from TPG X, which was activated during the third quarter of 2025, partially offset by realizations in TPG VIII.
Management fees from our Growth platform increased $3.3 million primarily due to Growth VI, which had additional capital raised in the last twelve months, resulting in fees earned from a larger commitment base during the three months ended September 30, 2025.
Management fees from our Impact platform increased $19.7 million during the three months ended September 30, 2025 compared to three months ended September 30, 2024 primarily due to fees earned from Rise Climate II, which was activated during the third quarter of 2024, partially offset by a step-down in the fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit increased $10.0 million during the three months ended September 30, 2025 compared to three months ended September 30, 2024 primarily due to fees earned from Credit Solutions III, which was activated during the third quarter of 2024, and increased deployment from MMDL Continuation I, MMDL V and Credit Solutions II as a result of new investments. These were partially offset by a decrease in fees from MMDL III as a result of realizations.
Management fees from TPG AG Real Estate decreased $0.4 million during the three months ended September 30, 2025 compared to three months ended September 30, 2024.
Management fees from our Real Estate platform increased $0.8 million during the three months ended September 30, 2025 compared to three months ended September 30, 2024.
Management fees from our Market Solutions platform increased $4.9 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to additional management fees from TPG Peppertree which was acquired in July 2025. This was partially offset by a decrease in catch-up fees in TGS I and a decrease in fees from TPEP as a result of lower fee-earning AUM.
Catch-up fees totaled $4.3 million during the three months ended September 30, 2025 and primarily consisted of $4.0 million for Rise Climate II.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$7,340	$5,557
Total Fee-Related Performance Revenues	$7,340	$5,557
Fee-related performance revenues increased $1.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to higher incentive fees from TCAP.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$1,406	$1,274
Growth	284	297
Impact	2,393	1,848
TPG Angelo Gordon
TPG AG Credit	2,728	726
TPG AG Real Estate	137	267
Real Estate	466	19
Market Solutions	30,683	38,722
Total Transaction, Monitoring and Other Fees, Net	$38,097	$43,153
Transaction, monitoring and other fees, net decreased $5.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily driven by our Market Solutions platform as a result of decreased capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased $1.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Fee-Related Expenses
Fee-related expenses increased $15.3 million, or 6%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily due to increases in cash-based compensation and benefits, net of $11.0 million and operating expenses, net of $3.4 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Salaries	$96,761	$88,359
Bonuses	81,168	73,437
Benefits and other	35,531	37,232
Reimbursements	(27,956)	(24,514)
Total Cash-Based Compensation and Benefits, Net	$185,504	$174,514
Cash-based compensation and benefits, net increased $11.0 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily due to higher salaries and bonuses resulting from an overall increase in headcount.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$3,671	$2,778
Total Fee-related Performance Compensation	$3,671	$2,778
Total fee-related performance compensation increased $0.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $3.4 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change was primarily due to an increase in IT expenses.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$18,204	$11,522
Growth	1,985	6,529
Impact	—	1,905
TPG Angelo Gordon
TPG AG Credit	6,505	8,081
TPG AG Real Estate	531	30
Real Estate	—	4,045
Market Solutions	3,199	—
Total Realized Performance Allocations, Net	$30,424	$32,112
Realized performance allocations, net of $30.4 million for the three months ended September 30, 2025 were generated primarily from realizations of $9.5 million from Asia VIII and $8.6 million from Asia VII in the Capital platform, $1.9 million from TTAD II in the Growth platform, and $2.0 million from MMDL V and $1.2 million from MMDL II in TPG AG Credit. The activity consisted of realizations sourced from portfolio companies including Samhwa Co., Ltd and Sai Life Sciences.
Realized performance allocations, net of $32.1 million for the three months ended September 30, 2024 were generated from realizations of $11.5 million from TPG VII in the Capital platform, $5.0 million from Growth IV in the Growth platform, and $2.4 million from MMDL IV in TPG AG Credit, and $4.0 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises and CLEAResult.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Investments in funds	$26,230	$5,873
Non-core income (expense)	(23,542)	(8,402)
Total Realized Investment Income and Other, Net	$2,688	$(2,529)
The change in realized investment income and other, net of $5.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily due to realizations from certain investments in our funds, partially offset by an increase in our non-core expense. Our non-core activity includes expenses of $10.2 million related to our unoccupied lease space and $7.1 million for acquisition diligence activity for the three months ended September 30, 2025.
Depreciation
Depreciation expense increased $0.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

	($ in thousands)
Interest expense	$32,773	$22,063
Interest (income)	(9,547)	(12,945)
Interest Expense, Net	$23,226	$9,118
Interest expense, net increased $14.1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to an increase in FRE, partially offset by an increase in interest expense.
Income Taxes
Income taxes decreased $1.4 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the utilization of excess tax deductions generated during the period ended March 31, 2025, lowering the quarter to date tax expense.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Fee-Related Revenues
Fee-related revenues increased $110.7 million, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to additional management fees of $101.8 million and an increase in transaction, monitoring and other fees, net of $15.5 million, partially offset by a decrease in other income of $12.9 million.
Management Fees
The following table presents management fees in our platforms for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$362,719	$397,095
Growth	181,974	125,303
Impact	198,404	144,803
TPG Angelo Gordon
TPG AG Credit	251,547	228,664
TPG AG Real Estate	159,351	154,348
Real Estate	107,390	105,627
Market Solutions	63,576	67,282
Total Management Fees	$1,324,961	$1,223,122
Management fees increased $101.8 million, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by higher management fees from our Growth and Impact platforms plus TPG AG Credit, partially offset by lower management fees from our Capital and Market Solutions platforms.
Management fees from our Capital platform decreased $34.4 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change is primarily due to catch-up fees in Asia VIII during the nine months ended September 30, 2024 and a decrease in fees resulting from realizations in TPG VIII and TPG VII, partially offset by fees earned from TPG X during the nine months ended September 30, 2025, which activated during the third quarter of 2025.
Management fees from our Growth platform increased $56.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to catch-up fees earned from subsequent closings of Growth VI during the nine months ended September 30, 2025.
Management fees from our Impact platform increased $53.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to catch-up fees earned from Rise Climate II during the nine months ended September 30, 2025, which was activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024.
Management fees from TPG AG Credit increased $22.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to deployment in MMDL V and MMDL Evergreen plus Credit Solutions III, which was activated during the third quarter of 2024. These were partially offset by a decrease in fees from MMDL III as a result of realizations.
Management fees from TPG AG Real Estate increased $5.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to catch-up fees earned from Europe Realty IV during the nine months ended September 30, 2025. This was partially offset by Realty IX as the fund ceased paying fees in the second quarter of 2025 and a decrease in fees from Net Lease Realty III as a result of realizations during the nine months ended September 30, 2025.
Management fees from our Real Estate platform increased $1.8 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Management fees from our Market Solutions platform decreased $3.7 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily as a result of a decrease in TPEP’s fee-earning AUM and catch-up fees from TGS I and NewQuest V, partially offset by additional management fees from TPG Peppertree which was acquired in July 2025.
Catch-up management fees totaled $51.8 million during the nine months ended September 30, 2025 and primarily consisted of $34.8 million for Growth VI, $8.9 million for Europe Realty IV, and $5.7 million for Rise Climate II.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$20,309	$13,917
Total Fee-Related Performance Revenues	$20,309	$13,917
Fee-related performance revenues increased $6.4 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to higher incentive fees from TCAP.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$4,432	$4,128
Growth	977	734
Impact	6,333	4,563
TPG Angelo Gordon
TPG AG Credit	6,237	2,232
TPG AG Real Estate	2,160	1,993
Real Estate	947	19
Market Solutions	105,819	97,785
Total Transaction, Monitoring and Other Fees, Net	$126,905	$111,454
Transaction, monitoring and other fees, net increased $15.5 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily driven by a $8.0 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

Total other income decreased $12.9 million, or 60%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to lower income from our former affiliate. As of April 2024, the contracts to provide services to such party have ended.

Fee-Related Expenses
Fee-related expenses increased $59.1 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily comprised of higher compensation and benefits, net of $32.5 million and an increase in operating expenses, net of $23.4 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Salaries	$282,049	$262,542
Bonuses	238,590	224,515
Benefits and other	116,104	102,195
Reimbursements	(83,345)	(68,309)
Total Cash-Based Compensation and Benefits, Net	$553,398	$520,943
Total cash-based compensation and benefits, net increased $32.5 million, or 6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily due to higher salaries and bonuses resulting from an overall increase in headcount, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
TPG AG Credit	$10,155	$6,958
Total Fee-related Performance Compensation	$10,155	$6,958
Total fee-related performance compensation increased $3.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $23.4 million, or 9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This change was primarily due to an increase in professional fees.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Capital	$76,189	$29,795
Growth	44,727	9,434
Impact	4,534	17,801
TPG Angelo Gordon
TPG AG Credit	24,807	23,551
TPG AG Real Estate	1,533	4,116
Real Estate	2,093	4,946
Market Solutions	3,199	—
Total Realized Performance Allocations, Net	$157,082	$89,643
Realized performance allocations, net of $157.1 million for the nine months ended September 30, 2025 were largely generated from realizations of $48.0 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $4.5 million from Rise Climate I in the Impact platform, $4.2 million from MMDL V, $4.0 million from MMDL IV and $3.9 million from Credit Solutions II in TPG AG Credit and $2.1 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises, Crunch Fitness, DirecTV, Q-Centrix and Nextracker.
Realized performance allocations, net of $89.6 million for the nine months ended September 30, 2024 were largely generated from realizations of $13.9 million from TPG VIII, $11.5 million from TPG VII and $3.9 million from Asia VII in the Capital platform, $5.0 million from Growth IV and $2.9 million from TTAD I in the Growth platform, $17.8 million from Rise Climate I in the Impact platform, $10.4 million from MMDL IV in TPG AG Credit, $3.9 million from Growth Capital Partners I in TPG AG Real Estate and $4.9 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Nextracker, DirecTV, Viking Cruises, CLEAResult and Singlife.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Investments in funds	$65,235	$19,288
Non-core income (expense)	(72,225)	(25,222)
Total Realized Investment Income and Other, Net	$(6,990)	$(5,934)
The decrease in realized investment income and other, net of $1.1 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted primarily from an increase in our non-core expense partially offset by realizations from certain investments in our funds. Our non-core activity includes expenses of $30.1 million related to our unoccupied lease space and $24.9 million for acquisition diligence activity during the nine months ended September 30, 2025.

Depreciation
Depreciation expense decreased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Interest Expense, Net
The following table presents interest expense, net for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Interest expense	$82,148	$64,617
Interest (income)	(27,225)	(37,840)
Interest Expense, Net	$54,923	$26,777
Interest expense, net increased $28.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to higher realized performance allocations, net and FRE.
Income Taxes
Income taxes decreased $2.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to tax deductions in connection with restricted stock unit settlements during the period.
Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2025 and 2024:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
GAAP Revenue	$1,223,517	$855,403	$3,178,930	$2,423,668
Capital-allocation based income	(627,018)	(330,670)	(1,469,902)	(863,840)
Expense reimbursements	(76,087)	(62,652)	(202,142)	(158,546)
Investment income and other	(11,016)	(2,239)	(26,107)	(31,236)
Fee-Related Revenues	$509,396	$459,842	$1,480,779	$1,370,046

Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
GAAP Expenses	$1,031,323	$867,134	$2,869,314	$2,480,077
Depreciation and amortization expense	(41,035)	(32,400)	(103,225)	(97,444)
Interest expense	(32,322)	(21,789)	(81,690)	(64,413)
Expense reimbursements	(76,087)	(62,652)	(202,142)	(158,546)
Performance allocation compensation	(419,420)	(223,637)	(951,562)	(553,824)
Equity-based compensation	(158,382)	(242,405)	(573,836)	(697,855)
Acquisition success fee	(4,000)	—	(4,000)	—
Non-core expenses and other	(15,682)	(15,176)	(98,160)	(112,351)
Fee-Related Expenses	$284,395	$269,075	$854,699	$795,644
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in thousands)
Net income (loss)	$199,230	$(21,425)	$317,169	$(88,009)
Net income attributable to other non-controlling interests	(97,715)	(3,117)	(218,284)	(47,320)
Amortization expense	33,111	24,003	79,807	72,005
Equity-based compensation	160,133	243,287	585,175	694,628
Unrealized performance allocations, net	(84,419)	(46,395)	(116,903)	(84,293)
Unrealized investment income	28,439	(11,525)	30,059	(37,096)
Income taxes	13,594	(2,863)	7,985	1,544
Acquisition success fee	4,000	—	4,000	—
Non-recurring and other	(42,011)	7,480	(19,620)	65,250
After-tax Distributable Earnings	$214,362	$189,445	$669,388	$576,709
Income taxes	15,312	16,742	36,541	39,243
Distributable Earnings	$229,674	$206,187	$705,929	$615,952
Realized performance allocations, net	(30,424)	(32,112)	(157,082)	(89,643)
Realized investment income and other, net	(2,688)	2,529	6,990	5,934
Depreciation expense	5,213	5,045	15,320	15,382
Interest expense, net	23,226	9,118	54,923	26,777
Fee-Related Earnings	$225,001	$190,767	$626,080	$574,402
Net Accrued Performance

	September 30, 2025	December 31, 2024

	($ in thousands)
GAAP Investments	$8,686,758	$7,503,281
Equity method and other investments	(1,772,762)	(1,545,202)
Accrued performance allocation compensation	(5,042,995)	(4,376,523)
Impact of other consolidated entities	(678,389)	(607,989)
Net Accrued Performance	$1,192,612	$973,567

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
The following table summarizes our AUM by platform as of September 30, 2025 and 2024:

	September 30,
	2025	2024

	($ in millions)
Capital	$87,460	$73,164
Growth	30,627	27,254
Impact	29,225	24,706
TPG Angelo Gordon
TPG AG Credit	85,640	69,898
TPG AG Real Estate	18,539	18,279
Real Estate	19,124	17,109
Market Solutions	15,783	8,697
AUM as of end of period	$286,398	$239,107

The table below presents rollforwards of our total AUM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in millions)
Balance as of Beginning of Period	$261,331	$228,974	$245,873	$221,623
Acquisition	7,927	—	7,927	—
Capital Raised	18,107	10,376	35,316	21,335
Realizations	(7,766)	(5,581)	(18,545)	(15,829)
Outflows(1)	(2,000)	(512)	(2,684)	(1,604)
Changes in Investment Value and Other(2)	8,799	5,850	18,511	13,582
AUM as of end of period	$286,398	$239,107	$286,398	$239,107
___________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $25.1 billion during the three months ended September 30, 2025. This change was driven by capital raised of $18.1 billion, net increases in investment value and other of $8.8 billion and the $7.9 billion in assets managed by TPG Peppertree, which we acquired in July 2025, partially offset by realizations of $7.8 billion. Capital raised was primarily attributable to fundraising activities of TPG X and THP III within the Capital platform, TPG Atlas within the Growth platform, MMDL Continuation I within TPG AG Credit and TRECO with the Real Estate platform. These increases were partially offset by realizations primarily attributable to TPG IX and Asia VI within the Capital platform, Growth V within the Growth platform, Rise II within the Impact platform and MMDL III within TPG AG Credit. AUM also increased due to investment appreciation during the three months ended September 30, 2025.
AUM increased approximately $40.5 billion during the nine months ended September 30, 2025. This change was driven by capital raised of $35.3 billion, net increases in investment value and other of $18.5 billion and the $7.9 billion in assets managed by TPG Peppertree, which we acquired in July 2025, partially offset by realizations of $18.5 billion. Capital raised was primarily attributable to fundraising activities of TPG X within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III, MMDL VI and MMDL Continuation I within TPG AG Credit, TRECO with the Real Estate platform and TGS II and T-POP within the Market Solutions platform. These increases were partially offset by realizations primarily attributable to TPG VII, TPG IX and Asia VI within the Capital platform, Growth IV and Growth V within the Growth platform, Rise II within the Impact platform and MMDL III, MMDL II and MMDL IV within TPG AG Credit. AUM also increased due to investment appreciation during the nine months ended September 30, 2025.
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

The following table summarizes our FAUM by platform as of September 30, 2025 and 2024:

	September 30,
	2025	2024

	($ in millions)
Capital	$44,468	$37,941
Growth	14,952	12,358
Impact	19,574	17,802
TPG Angelo Gordon
TPG AG Credit	47,591	42,091
TPG AG Real Estate	14,340	14,168
Real Estate	12,304	11,649
Market Solutions	9,820	5,709
FAUM as of end of period	$163,049	$141,718
The table below presents rollforwards of our FAUM for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in millions)
Balance as of Beginning of Period	$146,415	$136,987	$141,286	$136,794
Acquisition	4,458	—	4,458	—
Fee-Earning Capital Raised(1)	11,398	5,579	16,796	8,642
Deployment(2)	6,613	3,344	12,295	8,799
Realizations(3)	(4,666)	(3,869)	(9,864)	(11,014)
Reduction in Fee Base(4)	(1)	(274)	(1,311)	(968)
Outflows(5)	(1,635)	(494)	(2,315)	(1,533)
Market Activity and Other(6)	467	445	1,704	998
FAUM as of end of period	$163,049	$141,718	$163,049	$141,718
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
FAUM increased from $146.4 billion as of June 30, 2025 to $163.0 billion as of September 30, 2025. This was driven by fee-earning capital raised activity totaling $11.4 billion primarily attributable to TPG X within the Capital platform and TGS II within the Market Solutions platform, which were both activated during the third quarter of 2025. FAUM also increased due to deployment of $6.6 billion primarily driven by TPG Atlas within the Growth Platform and MMDL Continuation I and MMDL V within TPG AG Credit. TPG Peppertree within the Market Solutions platform, which was acquired in July 2025, contributed an additional $4.5 billion of FAUM during the three months ended September 30, 2025. These increases were partially offset by realizations of $4.7 billion primarily attributable to MMDL III within TPG AG Credit.

FAUM increased from $141.3 billion as of December 31, 2024 to $163.0 billion as of September 30, 2025. This was driven by fee-earning capital raised activity totaling $16.8 billion primarily attributable to TPG X within the Capital platform, which was activated during the third quarter of 2025, Growth VI within the Growth platform, which had its final close during the second quarter of 2025, Rise Climate II within the Impact platform, which had a subsequent closing during the third quarter of 2025 and TGS II within the Market Solutions platform, which was activated during the third quarter of 2025. FAUM also increased due to deployment of $12.3 billion primarily driven by TTAD II within Growth platform and MMDL Continuation I, MMDL V, ABC Fund II and Credit Solutions III within TPG AG Credit. TPG Peppertree within the Market Solutions platform, which was acquired in July 2025, contributed an additional $4.5 billion of FAUM during the nine months ended September 30, 2025. These increases were partially offset by realizations of $9.9 billion primarily attributable to MMDL III, Essential Housing II and MMDL II within TPG AG Credit. For the nine months ended September 30, 2025, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM, were 1.19%.
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
The tables below summarize our net accrued performance by fund vintage year and platform as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	($ in millions)
Fund Vintage
2020 & Prior	$821	$801
2021	103	78
2022	229	87
2023	16	5
2024	13	3
2025	11	—
Net Accrued Performance	$1,193	$974

	September 30, 2025	December 31, 2024

	($ in millions)
Platform
Capital	$541	$468
Growth	199	226
Impact	137	116
TPG Angelo Gordon
TPG AG Credit	98	73
TPG AG Real Estate	59	71
Real Estate	35	11
Market Solutions	124	9
Net Accrued Performance	$1,193	$974

Net accrued performance was primarily driven by TPG VIII, TPG IX, Asia VII, Growth V and Growth IV as of September 30, 2025 and TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of December 31, 2024.
We also utilize Performance Generating AUM and Performance Eligible AUM as key metrics to understand AUM that could produce performance allocations or fee-related performance revenues. Performance Generating AUM refers to the AUM of funds we manage that are currently above their respective hurdle rate or preferred return, and profit of such funds are being allocated to, or earned by, us in accordance with the applicable limited partnership agreements or other governing agreements. Performance Eligible AUM refers to the AUM that is currently, or may eventually, produce performance allocations or fee-related performance revenues. All funds for which we are entitled to receive a performance allocation, incentive fee or fee-related performance revenue are included in Performance Eligible AUM.
Performance Generating AUM totaled $188.9 billion and $163.4 billion as of September 30, 2025 and December 31, 2024, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $242.0 billion and $209.3 billion as of September 30, 2025 and December 31, 2024, respectively.
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

The table below reflects AUM Subject to Fee-Earning Growth by platform as of as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$3,612	$3,088
Growth	3,659	2,796
Impact	1,382	1,928
TPG Angelo Gordon
TPG AG Credit	10,702	7,613
TPG AG Real Estate	790	953
Real Estate	3,313	2,515
Market Solutions	841	315
Total AUM Not Yet Earning Fees	$24,299	$19,208

FAUM Subject to Step-Up:
Capital	$4,179	$926
Growth	35	—
TPG Angelo Gordon
TPG AG Credit	4,364	5,828
TPG AG Real Estate	2,039	2,183
Market Solutions	561	—
Total FAUM Subject to Step-Up	11,178	8,937
Total AUM Subject to Fee-Earning Growth	$35,477	$28,145
As of September 30, 2025, AUM Not Yet Earning Fees was $24.3 billion, which primarily consisted of TPG VIII within the Capital platform, Growth V and TDM within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions III, MMDL VI and MMDL V within TPG AG Credit and TRECO within the Real Estate platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds range between 0.43% and 1.65% and step-up to rates in the range of 0.5% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of September 30, 2025 relates primarily to TPG X within the Capital platform, MMDL V and Credit Solutions III within TPG AG Credit and Asia Realty V within TPG AG Real Estate.
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

The table below presents capital raised by platform for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$10,601	$827	$11,775	$3,018
Growth	855	518	4,347	1,175
Impact	440	4,992	3,417	5,183
TPG Angelo Gordon
TPG AG Credit	4,803	2,886	11,809	9,532
TPG AG Real Estate	—	18	666	984
Real Estate	1,028	34	1,237	70
Market Solutions	380	1,101	2,065	1,373
Total Capital Raised	$18,107	$10,376	$35,316	$21,335
Capital raised totaled approximately $18.1 billion for the three months ended September 30, 2025. This was primarily attributable to the fundraising activities of TPG X and THP III within the Capital platform, TPG Atlas within the Growth platform, MMDL Continuation I within TPG AG Credit and TRECO with the Real Estate platform during the three months ended September 30, 2025.
Capital raised totaled approximately $35.3 billion for the nine months ended September 30, 2025. This was primarily attributable to the fundraising activities of TPG X within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III, MMDL VI and MMDL Continuation I within TPG AG Credit, TRECO with the Real Estate platform and TGS II and T-POP within the Market Solutions platform during the nine months ended September 30, 2025.
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
The table below presents available capital by platform as of September 30, 2025 and 2024:

	September 30,
	2025	2024

	($ in millions)
Capital	$22,703	$15,909
Growth	7,147	5,215
Impact	10,307	9,113
TPG Angelo Gordon
TPG AG Credit	16,256	11,937
TPG AG Real Estate	6,257	6,964
Real Estate	6,101	6,494
Market Solutions	4,151	2,739
Available Capital	$72,922	$58,371

Available capital totaled $72.9 billion as of September 30, 2025. This is primarily attributable to the available capital for TPG X, TPG IX, Asia VIII and TPG VIII within the Capital platform, Growth VI within the Growth platform, Rise Climate II and Rise Climate I within the Impact platform, Credit Solutions III, MMDL VI, Essential Housing II and MMDL V within TPG AG Credit, Europe Realty IV and Asia Realty V within TPG AG Real Estate, TREP IV and TRECO within the Real Estate platform and TGS II and Peppertree X within the Market Solutions platform.
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
The table below presents capital invested by platform for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$1,932	$2,400	$5,088	$4,348
Growth	1,069	164	3,174	1,224
Impact	1,069	736	2,163	1,219
TPG Angelo Gordon
TPG AG Credit	8,301	3,902	16,640	11,479
TPG AG Real Estate	804	775	1,846	1,878
Real Estate	1,066	605	2,203	2,277
Market Solutions	678	26	1,528	267
Capital Invested	$14,919	$8,608	$32,642	$22,692
Capital invested was $14.9 billion for the three months ended September 30, 2025, which was primarily attributable to TPG IX and Asia VIII within the Capital platform, TPG Atlas within the Growth platform, Rise Climate II within the Impact platform, MMDL Continuation I, MITT, ABC Fund II and ABC Evergreen within TPG AG Credit and TREP IV within the Real Estate platform.
Capital invested was $32.6 billion for the nine months ended September 30, 2025, which was primarily attributable to TPG IX and Asia VIII within the Capital platform, Growth VI and TTAD II within the Growth platform, Rise Climate II within the Impact platform, MITT, MMDL Continuation I, ABC Fund II, ABC Evergreen and MMDL V within TPG AG Credit, Realty Value XI within AG Real Estate, TREP IV and TRTX within the Real Estate platform and T-POP within the Market Solutions platform.

Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	($ in millions)
Capital	$2,554	$1,238	$5,691	$4,452
Growth	908	677	3,415	1,978
Impact	637	383	1,189	1,302
TPG Angelo Gordon
TPG AG Credit	2,745	1,954	5,468	5,137
TPG AG Real Estate	604	719	1,835	1,799
Real Estate	249	441	688	805
Market Solutions	69	169	260	356
Total Realizations	$7,766	$5,581	$18,545	$15,829
Realizations were $7.8 billion for the three months ended September 30, 2025. This was primarily attributable to realization activities in TPG IX and Asia VI within the Capital platform, Growth V within the Growth platform, Rise II within the Impact platform and MMDL III within TPG AG Credit during the three months ended September 30, 2025.
Realizations were $18.5 billion for the nine months ended September 30, 2025. This was primarily attributable to realization activities in TPG VII, TPG IX, Asia VI and Asia VII within the Capital platform, Growth IV and Growth V within the Growth platform, Rise II within the Impact platform and MMDL III, MMDL II and MMDL IV within TPG AG Credit during the nine months ended September 30, 2025.
Fund Performance Metrics
Fund performance information for our investment funds as of September 30, 2025 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”
The following tables reflect the performance of our selected funds as of September 30, 2025 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,399	125	33,524	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,255	22,999	1,897	24,896	26%	2.4x	19%	2.0x
TPG VIII	2019	11,505	10,738	5,618	14,709	20,327	24%	1.9x	16%	1.6x
TPG IX	2022	12,014	9,055	1,048	12,190	13,238	40%	1.4x	25%	1.3x
TPG X	2025	9,127	—	—	311	311	NM	NM	NM	NM
Capital Funds		90,968	78,021	120,034	29,232	149,266	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,440	114	5,554	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,794	1,758	6,552	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,586	4,069	4,610	8,679	18%	1.8x	11%	1.5x
Asia VIII	2022	5,259	3,108	471	4,015	4,486	36%	1.6x	18%	1.3x
Asia Funds		19,773	17,304	23,919	10,497	34,416	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,430	889	3,048	3,937	18%	1.6x	11%	1.3x
THP II	2022	3,576	2,013	4	3,037	3,041	43%	1.7x	26%	1.4x
THP III		615	—	—	—	—	NM	NM	NM	NM
Healthcare Funds		6,895	4,443	893	6,085	6,978	23%	1.6x	13%	1.4x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	141	141	(9%)	0.7x	(10%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	141	2,861	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,847	521	5,368	21%	2.6x	15%	2.0x
Growth III	2015	3,128	3,382	5,106	1,787	6,893	23%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,589	3,304	7,893	20%	2.1x	14%	1.7x
Gator	2019	726	686	771	533	1,304	26%	1.9x	20%	1.7x
Growth V	2020	3,558	3,280	1,451	4,217	5,668	20%	1.7x	13%	1.4x
Growth VI	2023	4,285	1,689	7	2,091	2,098	59%	1.3x	17%	1.1x
Growth Funds		18,741	16,105	18,666	12,453	31,119	19%	1.9x	13%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,351	2,530	17%	1.7x	12%	1.5x
TTAD II	2021	3,198	2,851	656	3,293	3,949	19%	1.5x	14%	1.3x
TTAD III	2025	522	119	—	142	142	NM	NM	NM	NM
Tech Adjacencies Funds		5,294	4,467	1,835	4,786	6,621	18%	1.6x	13%	1.4x

TDM	2017	1,326	595	—	1,062	1,062	12%	1.8x	9%	1.5x
LSI	2023	410	203	—	222	222	4%	1.0x	(20%)	0.8x
TECA	2025	555	134	—	140	140	NM	NM	NM	NM
TPG Atlas	2025	752	427	—	427	427	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,045	$1,641	$2,089	$3,730	15%	1.8x	9%	1.4x
Rise II	2020	2,176	2,066	841	2,536	3,377	16%	1.6x	10%	1.4x
Rise III	2022	2,700	1,971	69	3,001	3,070	41%	1.6x	24%	1.3x
The Rise Funds		6,982	6,082	2,551	7,626	10,177	18%	1.7x	11%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	5,979	1,487	6,839	8,326	22%	1.4x	12%	1.2x
Rise Climate II(11)	2025	6,168	587	—	587	587	NM	NM	NM	NM
Rise Climate Global South(11)		592	—	—	—	—	NM	NM	NM	NM
Rise Climate TI	2025	1,308	410	—	410	410	NM	NM	NM	NM
Rise Climate Funds		15,336	6,976	1,487	7,836	9,323	22%	1.4x	12%	1.2x
TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	452	32	509	541	3%	1.2x	0%	1.0x
TPG NEXT(12)	2023	565	23	3	21	24	NM	NM	NM	NM

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	2,065	2,213	3,574	2	3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,324	3,587	2,486	6,073	14%	1.5x	9%	1.3x
TREP IV	2022	6,820	4,311	592	4,598	5,190	19%	1.2x	7%	1.1x
TPG Real Estate Partners		12,607	10,848	7,753	7,086	14,839	20%	1.5x	12%	1.3x
TAC+	2021	1,797	1,182	135	1,055	1,190	0%	1.0x	(1%)	1.0x
TRECO	2024	1,786	702	408	347	755	30%	1.3x	8%	1.1x

Platform: Market Solutions
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	686	88	774	25%	2.3x	19%	1.9x
NewQuest III(12)	2016	541	543	554	242	796	9%	1.4x	5%	1.2x
NewQuest IV(12)	2020	1,000	964	246	1,376	1,622	19%	1.7x	11%	1.4x
NewQuest V(12)	2022	689	467	143	515	658	43%	1.5x	28%	1.3x
NewQuest Funds		2,930	2,607	2,396	2,221	4,617	33%	1.9x	20%	1.5x
TPG GP Solutions
TGS I(12)	2022	1,864	866	14	1,088	1,102	68%	1.3x	37%	1.2x
TGS II(12)		1,380	—	—	—	—	NM	NM	NM	NM
TPG GP Solutions		3,244	866	14	1,088	1,102	68%	1.3x	37%	1.2x
TPG Peppertree Funds
Peppertree I	2004	63	44	95	—	95	16%	2.1x	11%	1.7x
Peppertree II	2008	24	21	57	—	57	30%	2.8x	20%	2.1x
Peppertree III	2011	55	49	105	4	109	16%	2.2x	11%	1.8x
Peppertree IV	2014	132	119	214	42	256	16%	2.1x	11%	1.7x
Peppertree V	2014	79	63	12	96	108	6%	1.7x	4%	1.4x
Peppertree VI	2016	230	204	145	446	591	18%	2.9x	13%	2.2x
Peppertree VII	2018	505	460	31	1,208	1,239	17%	2.7x	13%	2.1x
Peppertree VIII	2020	1,000	890	30	1,745	1,775	16%	2.0x	12%	1.6x
Peppertree IX	2022	1,500	1,298	80	1,787	1,867	15%	1.4x	10%	1.3x
Peppertree X	2023	2,040	753	—	995	995	33%	1.3x	19%	1.2x
TPG Peppertree Funds		5,628	3,901	769	6,323	7,092	17%	1.8x	12%	1.5x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: TPG Angelo Gordon
Credit Solutions
Credit Solutions
Credit Solutions I	2019	$1,805	$1,801	$2,012	$730	$2,742	16%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	909	3,119	4,028	16%	1.4x	12%	1.3x
Credit Solutions II Dislocation A	2022	1,310	868	916	100	1,016	17%	1.2x	12%	1.1x
Credit Solutions III	2024	4,282	655	1	838	839	NM	NM	NM	NM
Credit Solutions		11,748	7,142	4,844	4,787	9,631	17%	1.4x	13%	1.3x
Essential Housing
Essential Housing I	2020	642	456	577	—	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	923	476	1,399	16%	1.3x	13%	1.3x
Essential Housing III	2024	1,619	649	—	707	707	13%	1.1x	10%	1.1x
Essential Housing		4,795	2,176	1,500	1,183	2,683	16%	1.3x	12%	1.2x
Hybrid Solutions	2025	317	32	—	48	48	NM	NM	NM	NM

Structured Credit & Specialty Finance
ABC Fund I	2021	1,005	904	150	1,101	1,251	18%	1.4x	14%	1.3x
ABC Fund II	2024	1,132	524	—	559	559	NM	NM	NM	NM
Structured Credit & Specialty Finance		2,137	1,428	150	1,660	1,810	18%	1.4x	14%	1.3x

Middle Market Direct Lending(13)
MMDL I	2015	594	572	846	—	846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	2,329	—	2,329	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	3,678	—	3,678	13%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	1,610	1,950	3,560	14%	1.5x	10%	1.4x
MMDL IV Annex	2021	797	767	393	597	990	14%	1.4x	11%	1.3x
MMDL V	2022	3,924	2,389	338	2,413	2,751	17%	1.3x	13%	1.2x
MMDL VI	2025	1,551	14	—	13	13	NM	NM	NM	NM
Middle Market Direct Lending		13,868	10,438	9,194	4,973	14,167	14%	1.5x	10%	1.4x
Continuation Vehicles
MMDL Continuation I	2025	1,207	—	—	—	—	NM	NM	NM	NM
Continuation Vehicles		1,207	—	—	—	—	NM	NM	NM	NM

U.S. Real Estate
Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,142	2,780	130	2,910	15%	1.6x	11%	1.4x
Realty IX	2015	1,329	1,986	2,279	204	2,483	8%	1.4x	5%	1.2x
Realty Value X	2018	2,775	4,573	4,106	1,591	5,697	13%	1.4x	8%	1.2x
Realty Value XI	2022	2,589	2,599	906	2,058	2,964	15%	1.2x	6%	1.1x
Realty		10,441	14,366	14,612	3,983	18,595	14%	1.4x	9%	1.3x
Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,019	2,063	239	2,302	5%	1.2x	2%	1.1x
Core Plus Realty		3,650	5,083	6,626	239	6,865	15%	1.5x	11%	1.4x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Asia Real Estate
Asia Realty
Asia Realty I	2006	$526	$506	$645	$—	$645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	867	1,019	131	1,150	11%	1.3x	6%	1.2x
Asia Realty IV	2018	1,315	1,292	1,331	513	1,844	14%	1.4x	10%	1.3x
Asia Realty V	2022	2,007	988	131	1,112	1,243	25%	1.3x	11%	1.1x
Asia Realty		5,311	4,255	4,197	1,756	5,953	13%	1.4x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	204	17	225	242	79%	1.9x	37%	1.5x
Japan Value		417	204	17	225	242	79%	1.9x	37%	1.5x
Europe Real Estate
Europe Realty I	2014	570	1,187	1,714	12	1,726	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,760	1,811	478	2,289	8%	1.4x	5%	1.3x
Europe Realty III(15)	2019	1,515	2,163	905	1,384	2,289	9%	1.3x	5%	1.2x
Europe Realty IV(15)	2023	2,270	643	139	622	761	NM	NM	NM	NM
Europe Realty		5,198	5,753	4,569	2,496	7,065	14%	1.5x	9%	1.3x
Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,419	2,850	674	3,524	13%	2.1x	8%	1.7x
Net Lease Realty IV	2019	997	1,960	1,423	897	2,320	10%	1.4x	6%	1.2x
Net Lease Realty V	2024	213	272	177	106	283	NM	NM	NM	NM
Net Lease		2,954	5,920	6,761	1,677	8,438	15%	1.9x	10%	1.6x
The following table reflects the performance of our significant perpetual funds as of September 30, 2025 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Perpetual
Platform: Market Solutions
T-POP(16)	2025	$674	12%

Platform: TPG Angelo Gordon
Credit Solutions
Corporate Credit Opportunities(17)	1988	265	10%
Structured Credit & Specialty Finance
MVP Fund(18)	2009	6,132	11%
ABC Evergreen(18)	2024	2,762	29%
Middle Market Direct Lending
TCAP(19)	2022	4,104	10%
MMDL Evergreen	2022	2,075	10%
MMDL Offshore Evergreen	2024	1,166	9%
Multi-Strategy
Super Fund(18)	1993	$971	9%

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
(7)Gross internal rate of return (“Gross IRR”) and Gross multiple of money (“Gross MoM”) represent investment level performance by the fund and incorporates the impact of fund level credit facilities, to the extent utilized by the fund. Gross IRR and Gross MoM exclude management fees, fund expenses (other than interest expense and other fees arising from amounts borrowed under the fund’s credit facility to fund investments) and performance allocations. Gross IRR is the discount rate at which (i) the present value of all Capital Invested in an investment or investments is equal to (ii) the present value of all realized and unrealized returns from such investment or investments. Gross IRR and Gross MoM for TPG AG Credit funds are calculated at the fund level and do not consider the impact of credit facilities and exclude fund expenses.
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
(11)The Rise Climate Global South Fund excludes a $500 million commitment ($373 million of which was closed as of September 30, 2025) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of June 30, 2025.
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
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 3% and 1.1x and (ii) for the euro-denominated vehicle of Europe Realty IV, NM and NM.
(16)T-POP Total Return reflects a per unit return based on Class R-S, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Total Return for Class R-I is 12%.

(17)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 5%.
(18)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, 28% and (iii) for the Super Fund, 8%.
(19)Total Return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Inception-to-date figures for Class I, Class D and Class S shares use the initial offering price per share as the beginning NAV. Total Return presented is for Class I and is prior to the impact of any potential upfront placement fees. An investment in TCAP is subject to a maximum upfront placement fee of 1.5% for Class D and 3.5% for Class S, which would reduce the amount of capital available for investment, if applicable. There are no upfront placement fees for Class I shares. Total Return has been annualized for periods less than or greater than one year.

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
As of September 30, 2025, our total liquidity was $3,090.3 million, comprised of $1,080.3 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,680.0 million, $30.0 million and $300.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $1,093.6 million as of September 30, 2025 includes $153.3 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
Sources of Liquidity
We have multiple sources of liquidity to meet our capital needs, including:
•cash generated by our operating activities, such as management fees, monitoring, transaction and other fees, realized capital allocation-based income and investment sales from our consolidated funds;
•cash received from investing activities, including amounts received from notes receivable from affiliates; and
•cash received from our financing activities, including cash and funds available under our credit facilities.
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $1,093.6 million at September 30, 2025.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility. As of March 31, 2025, the Senior Unsecured Revolving Credit Facility, as amended May 2018, November 2020, November 2021, July 2022, August 2022 and September 2023, had aggregate revolving commitments of $1.2 billion and with a maturity date of September 26, 2028.
In May 2025, we amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, we further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion. During the nine months ended September 30, 2025, we borrowed $630.0 million from the Senior Unsecured Revolving Credit Facility for working capital purposes and repaid $560.0 million of outstanding borrowings, resulting in $1.68 billion available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.25% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%. We are also required to pay a quarterly commitment fee on the unused commitments under the Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit.

Senior Notes
On August 14, 2025, the Notes Issuer issued in an SEC-registered offering $500.0 million aggregate principal amount of Senior Notes due 2036. The 2036 Senior Notes will mature on January 15, 2036, unless earlier accelerated, redeemed or repurchased. The 2036 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2036 Senior Notes bear interest at a rate of 5.375% per annum. Interest on the 2036 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2036 Senior Notes contain certain covenants, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
On March 5, 2024, the Notes Issuer issued in an SEC-registered offering $600.0 million aggregate principal amount of Senior Notes due 2034. The 2034 Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The 2034 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2034 Senior Notes bear interest at a rate of 5.875% per annum. Interest on the 2034 Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The 2034 Senior Notes contain certain covenants as set forth in the 2034 Senior Notes’ Indenture and First Supplement Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
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
Subordinated Notes
On March 4, 2024, the Notes Issuer issued in an SEC-registered offering $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064. The Subordinated Notes bear interest at a rate of 6.950% per annum. Interest on the Subordinated Notes is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years. The Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and subordinated obligations of the Notes Issuer and the Guarantors. The Subordinated Notes will mature on March 15, 2064, unless earlier accelerated, redeemed or repurchased. The Subordinated Notes may be redeemed at the Notes Issuer’s option (i) in whole at any time or in part from time to time on or after March 15, 2029 at a redemption price equal to their principal amount plus any accrued and unpaid interest, (ii) upon occurrence of a Tax Redemption Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 100% of their principal amount plus any accrued and unpaid interest or (iii) in whole, but not in part, at any time prior to March 15, 2029, upon the occurrence of a Rating Agency Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 102% of their principal amount plus any accrued and unpaid interest. The Subordinated Notes contain certain covenants as set forth in the Subordinated Notes’ Indenture and First Supplemental Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.

The payment of the principal of, premium, if any, and interest on the Subordinated Notes and the payment of any Subordinated Notes guarantee will:
•be subordinate and rank junior in right of payment to all existing and future senior indebtedness, including indebtedness under the Senior Unsecured Revolving Credit Facility;
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
Secured Notes
Our Secured Notes are issued using on-balance sheet securitization vehicles. The Secured Notes are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The Secured Notes are separated into two tranches. Tranche A Secured Notes (the “Series A Secured Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 20, 2038, with interest payable semiannually. Tranche B Secured Notes (the “Series B Secured Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 20, 2038, with interest payable semiannually. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the Secured Notes are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum.
The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of September 30, 2025, we were in compliance with these covenants and conditions.
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two $15.0 million subordinated revolving credit facilities, for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of TPG Operating Group. In August 2025, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2026 to August 2027. The interest rate for borrowings under the Subordinated Credit Facility is calculated at a term Secured Overnight Financing Rate (“SOFR”) rate plus a 0.10% per annum adjustment and 2.25%.
During the nine months ended September 30, 2025, the subsidiary borrowed and made repayments of $55.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at September 30, 2025.
364-Day Credit Facility
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in U.S. Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in U.S. Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to a pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $150.0 million, as well as certain customary fees for any issued loans.
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
During the nine months ended September 30, 2025, the subsidiary borrowed $99.0 million and made repayments of $151.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at September 30, 2025.
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
•pay earnouts and contingent cash consideration associated with our acquisitions;
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	2030 and Thereafter
Debt obligations(1)	$1,820,000	$—	$—	$—	$—	$—	$1,820,000
Interest on debt obligations(2)	1,936,260	14,394	104,471	106,636	111,646	116,635	1,482,478
Capital commitments(3)	595,609	595,609	—	—	—	—	—
Operating lease obligations(4)	909,689	14,506	2,805	85,936	88,398	85,791	632,253
Repurchase agreements	88,628	1,712	30,106	25,765	31,045	—	—
Total contractual obligations	$5,350,186	$626,221	$137,382	$218,337	$231,089	$202,426	$3,934,731
__________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Secured Notes, 2034 Senior Notes, 2036 Senior Notes, Subordinated Notes and Senior Unsecured Revolving Credit Facility.
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
Additional Contingent Obligations
As of September 30, 2025 and December 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.6 million and $5.5 million, respectively, related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2025, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of September 30, 2025 and December 31, 2024 would be $2,436.8 million and $2,140.4 million, respectively.
As of September 30, 2025 and December 31, 2024, we had guarantees outstanding totaling $85.2 million and $137.5 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $203.7 million and $192.9 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
Total 2025 Dividend Year (through Q3 2025)			$1.45
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the nine months ended September 30, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

__________
(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the nine months ended September 30, 2025, we recognized an additional liability associated with the Tax Receivable Agreement in the amount of $476.1 million in connection with the Exchange Agreement. As of September 30, 2025 and December 31, 2024, Tax Receivable Agreement liability, which is included in due to affiliates in the Condensed Consolidated Statements of Financial Condition, was $483.5 million and $308.9 million, respectively.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$1,076,098	$720,220
Net cash used in investing activities	(254,634)	(43,002)
Net cash used in financing activities	(549,069)	(177,769)
Net change in cash, cash equivalents and restricted cash	272,395	499,449
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$1,093,587	$1,177,820
Operating Activities
Operating activities provided $1,076.1 million and $720.2 million of cash for the nine months ended September 30, 2025 and 2024, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $1,660.8 million and $843.2 million for the nine months ended September 30, 2025 and 2024, respectively. This was partially offset by other changes in operating assets and liabilities for the nine months ended September 30, 2025 and 2024.
Investing Activities
Investing activities used $254.6 million and $43.0 million of cash during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, cash used in investing activities was primarily related to the acquisition of Peppertree, which we completed in July 2025, and purchases of fixed assets. Cash used in investing activities during the nine months ended September 30, 2024 was primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets.
Financing Activities
Financing activities used $549.1 million and $177.8 million of cash during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by net proceeds from the issuance of the 2036 Senior Notes in August 2025 and proceeds, net of repayment from the Senior Unsecured Revolving Credit Facility. During the nine months ended September 30, 2024, cash used by financing activities is primarily related to the 2034 Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and senior unsecured term loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.

Supplemental Guarantor Financial Information
The Subordinated Notes issued by the Notes Issuer are guaranteed on a junior, unsecured basis by the Guarantors, and the Senior Notes issued by the Notes Issuer are guaranteed on a senior, unsecured basis by the Guarantors. As used herein, “Obligor Group” means the Notes Issuer and the Guarantors on a combined basis. The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the Subordinated Notes on a subordinated, unsecured basis and (ii) on the Senior Notes on a senior, unsecured basis. See Note 8 of the Condensed Consolidated Financial Statements for further discussion on these debt obligations.
The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of September 30, 2025 and December 31, 2024, the Obligor Group held investments in its non-guarantor subsidiaries of $3.5 billion and $3.1 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $1.0 billion for the nine months ended September 30, 2025. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025.

	September 30, 2025	December 31, 2024

	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$941,371	$448,271
Due from related parties, excluding non-guarantor subsidiaries	1,023	3,006
Due from non-guarantor subsidiaries	136,625	173,709
Liabilities, less payables to non-guarantor subsidiaries	2,000,575	1,265,061
Due to related parties, excluding non-guarantor subsidiaries	497,947	318,952
Due to non-guarantor subsidiaries	20,175	27,119

Non-controlling interests in Obligor Group Assets and Liabilities	(813,203)	(669,389)

Nine Months Ended September 30, 2025
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$—
Net loss from Obligor Group's revenues and expenses	(138,795)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(56,287)
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended September 30, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 6, 2025, on May 3, 2025, we entered into a definitive agreement to acquire the Peppertree business in a cash and equity transaction. As noted in the Current Report, in connection with the closing of the Peppertree acquisition, on July 1, 2025, the Peppertree Parties received (i) 5.4 million Common Units, subject to certain adjustments, (ii) 0.3 million RSUs that, subject to the terms and conditions of the RSUs, will settle in shares of our Class A common stock, subject to certain adjustments, (iii) 2.9 million shares of our nonvoting Class A common stock and (iv) rights to an earnout payment of up to $165.4 million in value, subject to the satisfaction of certain fee-related revenue and fundraising targets by Peppertree. The Peppertree Earnout Payment is payable, at our election, subject to certain limitations set forth in the Transaction Agreement, in cash, Common Units (and an equal number of shares of Class B common stock) (the “Peppertree Earnout Equity Payment”). On July 1, 2025, we issued to the Peppertree Parties 5.4 million shares of Class B common stock. The Common Units, the shares of Class B common stock and the shares of nonvoting Class A common stock issued in connection with the Peppertree acquisition were not registered under the Securities Act, and were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.
On July 1, 2025, we filed a prospectus supplement to our shelf registration statement on Form S-3 (File No. 333-277340), which became automatically effective upon filing with the SEC, registering the resale of up to 2,913,939 shares of our Class A common stock delivered to certain equity holders of Peppertree on the Acquisition Date. Subject to the terms of the Amended and Restated Investor Rights Agreement and the Amended and Restated Exchange Agreement, the holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent primary equity offering or (at our option) shares of Class A common stock.
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
4.1
Second Supplemental Indenture, dated as of August 14, 2025, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 14, 2025).

4.2	Form of 5.375% Senior Notes due 2036 (included in Exhibit 4.2 hereto). (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 14, 2025).
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

10.3**	Independent Director Compensation Policy.
10.4**	Non-Employee Director Deferral Plan.
10.5**	Form of Restricted Stock Unit Grant Agreement and Performance Restricted Stock Unit Grant Agreement.
22.1*	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 8, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: November 4, 2025

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)