Form 10-K
period 2025-12-31
TPG Inc.
filed 2026-02-17
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates as of June 30, 2025 was $7,161.6 million.
As of February 12, 2026, there were 153,715,203 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 223,852,327 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of the shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits, or unexpected costs related to the integration, of acquired companies; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions and uncertainties, including, but not limited to, those described in “Item 1A.—Risk Factors” and “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
On July 1, 2025, TPG Inc. and certain of its affiliated entities completed the acquisition (the “Peppertree Acquisition”) of the business of Peppertree Capital Management, Inc. (“Peppertree”) pursuant to the terms and conditions set forth in the transaction agreement (the “Peppertree Transaction Agreement”), as amended May 28, 2025, with Peppertree and certain affiliated entities and equity holders thereof (together with Peppertree, the “Peppertree Parties”), a specialized digital infrastructure investment firm with a focus on wireless communications towers. Accordingly, the results of TPG Peppertree included in our consolidated results of operations for the year ended December 31, 2025 are from July 1, 2025 through December 31, 2025.

Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A.—Risk Factors.”
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
•scrutiny from fund investors and regulators on sustainability matters and increasing related compliance costs due to evolving regulatory requirements;
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
•the intense competition in the alternative asset management business;
•climate change and climate policies and regulations;
•difficult economic and market conditions;
•the extensive regulation of our businesses, increased regulatory focus on our industry or legislative or regulatory changes that could result in additional burdens on our business;
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

In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net IRR,” “Net MoM” and related terms, see “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics—Fund Performance Metrics.”

PART I
Item 1. Business
Overview
TPG is a leading global alternative asset manager with $303.0 billion in assets under management (“AUM”) as of December 31, 2025. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
We offer a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit and real estate, and have constructed a high-quality base of assets under management within attractive sub-segments of these asset classes. The strength of our investment performance and our proven ability to innovate within our business, together with our ongoing focus on strategic, inorganic growth has led to consistent historical increase in our assets under management, all with the support of a scaled infrastructure that provides our business with a high degree of operating leverage. From 2021 to December 31, 2025, our assets under management have grown 166.4% from $113.6 billion to $303.0 billion, which includes the impact of our highly strategic acquisitions of Angelo Gordon, a scaled alternative investment firm focused on credit and real estate investing on November 1, 2023, and Peppertree, a specialized digital infrastructure investment firm with a focus on wireless communications towers on July 1, 2025. The following table presents AUM over the last five years:

Assets Under Management
($ in Billions)
2021	$114
2022	135
2023	222
2024	246
2025	303
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. As of December 31, 2025, we employed more than 1,900 people, comprised of approximately 690 investment and operations professionals, in offices across 16 countries, providing us with a substantial global footprint and network. Our investment and operations professionals are organized into industry sector teams, which share investment themes across platforms to drive firmwide pattern recognition. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 400 active portfolio companies, approximately 300 real estate properties and over 6,400 credit positions, across more than 33 countries.
Our firm consists of six multi-strategy investment platforms: (1) Capital, (2) Growth, (3) Impact, (4) Credit, (5) Real Estate and (6) Market Solutions. Each of our six investment platforms is comprised of a number of products that are complementary to each other and provide our clients with differentiated avenues for capital deployment. Most of our products have raised multiple generations of funds, which we believe highlights the value these products provide to our clients.

	Capital	Growth	Impact	Credit	Real Estate		Market Solutions
Platforms	Focused on large scale, control / co-control and thematic investments	Flexible investing platform focused on rapidly growing businesses	Leading global impact investing platform pursuing societal benefits & financial returns at scale	Diversified solutions across a wide range of credit opportunities	Multi-product, diversified real estate investing platform		Platform focused on leveraging the TPG ecosystem to address market opportunities
	$90.9 billion AUM	$32.2 billion AUM	$31.2 billion AUM	$93.1 billion AUM	$38.2 billion AUM		$17.4 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG Credit Solutions	TREP	TPG AG U.S. Real Estate	TPG GP Solutions
	TPG Healthcare Partners	TPG Tech Adjacencies	TPG Rise Climate	TPG Direct Lending	TRECO	TPG AG Europe Real Estate	TPG NewQuest
	TPG Asia	TPG Life Sciences Innovation	TRC Transition Infrastructure	TPG Asset Based Finance	TRTX	TPG Asia Real Estate	TPG Peppertree
		TPG Emerging Companies Asia	TRC Global South Initiative	TPG CLOs	TAC+	TPG Net Lease	TPG Private Equity Opportunities
		TPG Sports	TPG NEXT	TPG Multi-Asset Credit
_________________
Note: AUM as of December 31, 2025.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Healthcare Partners, and (3) TPG Asia.
The following table presents certain data about our Capital platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$91	$44	10	$22	174

Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $58.3 billion in assets under management as of December 31, 2025. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.
Product: TPG Healthcare Partners
We established TPG Healthcare Partners (“THP”) in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $23.1 billion in assets under management as of December 31, 2025. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
Platform: Growth
Growth is our dedicated growth equity and middle market investing platform. It provides us with a flexible mandate to invest in companies across our core sectors that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in five primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Life Sciences Innovation, (4) TPG Emerging Companies Asia and (5) TPG Sports.
The following table presents certain data about our Growth platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$32	$15	11	$7	76
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $19.7 billion in assets under management as of December 31, 2025. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies (“TTAD”), with $8.1 billion in assets under management as of December 31, 2025, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
Product: TPG Emerging Companies Asia
TPG Emerging Companies Asia (“TECA”) is our new lower-to-middle market growth buyout strategy focused on developed markets in the APAC region, primarily Australia, New Zealand, Southeast Asia and South Korea. TECA leverages our 30-year track record in Asia and deep sector specialization to invest in profitable companies benefitting from regional tailwinds. TECA targets control-oriented transactions, while selectively pursing minority investments.
Product: TPG Sports
TPG Sports is our dedicated strategy focused on pursuing investment opportunities in the sports ecosystem. TPG Sports aims to provide strategic primary capital and business building capabilities to operating companies and technology providers serving the sports market, and to invest in sports IP (i.e., leagues, teams, and events).
Platform: Impact
Our multi-fund Impact platform, which we believe is among the largest in the industry, pursues competitive, non-concessionary financial returns while also providing measurable societal benefits at scale, harnessing the diverse skills of a differentiated group of value-add stakeholders including:
•Y Analytics: A public benefit organization that is wholly owned by TPG, which functions as TPG’s firm-wide responsible investing and impact performance arm, and among other services, provides impact research and rigorous assessment for impact investments.
•The TPG Rise Global Advisory Board: A group of investors experienced with driving social and environmental change and financial returns.
•The TPG Rise Climate Coalition: A partnership between TPG and 33 leading global enterprises that are investors in TPG Rise Climate, to accelerate the sharing of knowledge, best practices and investment opportunities arising from the energy transition among the group and more broadly across the TPG Impact platform.
We have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in five primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) TPG Rise Climate Transition Infrastructure, (4) TPG Rise Climate Global South Initiative and (5) TPG NEXT.
The following table presents certain data about our Impact platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$31	$21	9	$10	95
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $9.4 billion in assets under management as of December 31, 2025. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.

Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $16.0 billion in total commitments. Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials and adaptive solutions, all without sacrificing our focus on financial returns. Rise Climate has a global focus and invests opportunistically across buyouts and carve-outs and growth equity transactions.
Product: TPG Rise Climate Transition Infrastructure
TPG Rise Climate Transition Infrastructure (“Rise Climate TI”) is our newly formed product focused on investing in infrastructure businesses and assets that we believe have or will have positive climate impact. Rise Climate TI pursues climate-related investments in thematic areas including clean electrons, clean molecules and materials, and adaptive solutions, seeking to capture return opportunities between core infrastructure and private equity within the energy transition, green mobility, negative emissions and sustainable fuels sectors.
Product: TPG Rise Climate Global South Initiative
TPG Rise Climate Global South Initiative (“GSI”) is our sidecar product to TPG Rise Climate and a dedicated pool of capital focused on climate-related investments in countries that are not members of the Organisation for Economic Co-operation and Development (the “OECD,” and such non-OECD countries, collectively, the “Global South”). GSI is an expansion of Rise Climate’s strategy and seeks to direct large-scale capital towards ready-to-scale climate solutions to catalyze their adoption by the Global South, in countries where TPG has an existing footprint and investment track record.
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
Platform: Credit
TPG’s alternative credit products (collectively referred to as “Credit”) are: (1) TPG Credit Solutions, (2) TPG Direct lending, (3) TPG Asset Based Finance, (4) TPG CLOs and (5) TPG Multi-Asset Credit. Credit’s capabilities span private and tradable credit across corporate and asset-backed markets.
The following table presents certain data about our Credit platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$93	$53	90	$18	167
Product: TPG Credit Solutions
TPG Credit Solutions, with $21.4 billion in assets under management as of December 31, 2025, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.

Product: TPG Direct Lending
TPG Direct Lending focuses on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seeks to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25.0 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG Direct Lending includes the TPG AG Middle Market Direct Lending (“MMDL”) closed-end fund series and evergreen vehicle, separately managed accounts (“SMAs”), TPG Advantage Direct Lending (“ADL”), as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of December 31, 2025, TPG Direct Lending had $32.0 billion in assets under management.
Product: TPG Asset Based Finance
TPG Asset Based Finance focuses on investment-grade asset-based finance and direct lending, with opportunities to expand through additional strategies over time. TPG Asset Based Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, SMAs and TPG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of December 31, 2025, TPG Asset Based Finance had $28.2 billion in assets under management.
Product: TPG CLOs
TPG CLOs, with $8.5 billion in assets under management as of December 31, 2025, invests predominantly in non-investment grade senior secured bank loans. TPG CLOs investment team comprises of members in both New York and London. The U.S. CLOs invests in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invests in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to TPG CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end collateralized loan obligation (“CLO”) funds.
Product: TPG Multi-Asset Credit
TPG Multi-Asset Credit, with $3.0 billion in assets under management as of December 31, 2025, invests across the breadth of Credit, with a geographic focus in the United States and Western Europe. TPG Multi-Asset Credit offers actively managed co-mingled funds, including the Super Fund, which changed its name to Dynamic Credit Income Fund, effective January 1, 2026, in addition to bespoke vehicles and various multi-strategy credit funds-of-one. These funds invest in public and private investment opportunities sourced from across Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG Multi-Asset Credit funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
Platform: Real Estate
We established our real estate investing practice in 2009 to pursue real estate investments systematically and at significant scale. TPG’s real estate products (collectively referred to as “Real Estate”) are (1) TPG Real Estate Partners, (2) TPG Real Estate Thematic Advantage Core-Plus, (3) TPG AG U.S. Real Estate, (4) TPG AG Europe Real Estate, (5) TPG Asia Real Estate, (6) TPG Net Lease, (7) TPG RE Finance Trust, Inc. and (8) TPG Real Estate Credit Opportunities. TPG Real Estate products in the United States, Asia and Europe primarily focus on the acquisition of equity interests of underperforming and undervalued assets, where we can employ our opportunistic and value-add strategies to improve performance. We believe Real Estate’s extensive and proprietary network of operating partners across each of the regions where we operate positions us to effectively identify inefficiencies and source opportunities on an off-market basis. TPG Net Lease primarily invests in single tenant commercial real estate acquired in simultaneous sale-leaseback transactions.

The following table presents certain data about our Real Estate platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$38	$26	34	$12	134
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.2 billion in assets under management as of December 31, 2025, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $2.4 billion in assets under management as of December 31, 2025, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.7 billion in assets under management as of December 31, 2025, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.3 billion in assets under management as of December 31, 2025, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG Asia Real Estate
TPG Asia Real Estate, with $5.4 billion in assets under management as of December 31, 2025, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG Net Lease
TPG Net Lease, with $1.7 billion in assets under management as of December 31, 2025, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.

Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of December 31, 2025, the TRTX loan investment portfolio consisted of 50 first mortgage loans (or interests therein) and total loan commitments of $4.3 billion.
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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of December 31, 2025 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital	Investment Professionals
$17	$11	17	$3	41
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
NewQuest Capital
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.2 billion in assets under management as of December 31, 2025, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $3.4 billion in assets under management as of December 31, 2025, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP is expected to accept fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June 2025 and as of December 31, 2025, had $1.4 billion in assets under management.

Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree specializes in investing in wireless communication towers within the digital infrastructure space. With $8.0 billion in assets under management as of December 31, 2025, TPG Peppertree has made more than 180 investments through ten flagship funds, supporting the construction and acquisition of more than 11,000 wireless communication infrastructure assets.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the years ended December 31, 2025 and 2024, our capital markets business drove $309.7 million and $203.3 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.

Organizational Structure
The following diagram provides a simplified illustration of our organizational structure as of December 31, 2025. Certain entities depicted below may be held through intervening entities not shown in the diagram.

TPG Partners / TPG Partner Vehicles / GP LLC[1]
Public Shareholders
Certain Other Holders[2]
Voting and Nonvoting Class A Common Stock
Class A and Class B Common Stock
TPG Inc. (NASDAQ: TPG)
Wholly-Owned Subsidiaries
Common and Promote Units
Common Units
Common Units
TPG Operating Group

_________________
(1)Until the Sunset, GP LLC controls the vote of 100% of the shares of Class B common stock outstanding.
(2)Includes certain pre-IPO investors, Angelo Gordon parties and Peppertree parties.
Responsible Investing at TPG
We seek to integrate material sustainability factors into our investment decision-making processes and operating philosophy where we believe these efforts will contribute to investment return through value creation and risk mitigation, helping to drive long-term value for our investors and shareholders in accordance with our fiduciary duties. Y Analytics, a TPG affiliate, supports TPG by providing leadership and support to our investment professionals on sustainability topics throughout the investment lifecycle. The approach is customized to particular strategies and investment opportunities, as applicable, and as risks and opportunities may differ by strategy or investment. The extent to which material sustainability factors are taken into account will vary by platform, strategy and other relevant factors and in some cases may be limited due to, among other considerations, the nature of the investments, access to information and the ability to influence sustainability-related outcomes at investee companies. We do not apply categorical industry or other investment restrictions across our strategies, nor do we apply universal sustainability targets or mandates across our investments or portfolio companies.

Human Capital Resources
The quality of our investments and our ability to build great companies depends on the caliber of our people. Our people are one of our core strengths and principal reasons for our success. They are the key to our culture of integrity, innovation and collaboration. We aim to foster a welcoming and inclusive work environment with opportunities for growth and development to attract and retain a high-performing team. As of December 31, 2025, we have over 1,900 full-time employees, comprised of approximately 690 investment and operations professionals, over 1,000 non-investment and fundraising professionals, and more than 200 support staff, located in offices across Asia-Pacific, Europe, the Middle East and North America.
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
In order to invest in our people and to foster community, we continue to expand our employee and manager training programs, as described in detail under “—Learning Initiatives” below.
Learning Initiatives
Employee Development: We have instituted various “learning initiatives” as a part of our commitment to invest in the development of our employees. These learning initiatives focus on a variety of areas, including culture, functional and technical knowledge, inclusivity, leadership and management and professional growth. We have tailored learning initiatives for our new employees to facilitate their integration into the firm and for their continued career growth at the firm.
In addition to our learning initiatives, we provide our employees access to e-learning resources that have been curated based on our analysis of performance review data. These curated learning paths align with our internal performance management competencies. In furtherance of our goal of developing an inclusive workforce, over the past few years we have held firmwide training on various topics that support our culture of integrity and collaboration. All employees have access to online trainings throughout the year.
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

Manager Training: We also believe it is important to invest in our managers to strengthen the firm and provide a positive experience for our employees. In order to develop strong managers, we have equipped them with new resources, virtual and classroom trainings and communication mechanisms to help guide feedback and professional growth conversations. We have dedicated programming for managers and the next generation of leaders globally to help them continue to refine their leadership style and preserve our culture of apprenticeship and inclusive leadership.
Engagement
We believe that the quality of our investments and our ability to build great companies—including our own—depend on the originality of our insights, which is supported by having an inclusive workforce, representing a wide range of backgrounds and perspectives.
We strive to ensure that inclusion is embedded in the key pillars of our firm’s talent strategy, including recruiting, employee retention and employee development. From a recruiting perspective, we have enhanced our collaborations with key external organizations to diversify our sourcing and networks as we seek to hire and retain the most qualified and outstanding candidates from a wide variety of backgrounds.
We have six employee affinity groups that help us cultivate and retain an inclusive community and workforce. These affinity groups are volunteer-led by our employees and open to everyone at the firm. Additionally, we have two interest forums focused on parents and disabilities. Partner-sponsored initiatives, such as our Associate Mentoring Program, employee affinity group programming and our Impact through Inclusion content, are critical ways for us to create an inclusive employee experience. We seek to ensure that all employee careers are proactively managed and that employees are offered opportunities for development.
Health and Wellness
We are committed to the health, safety and wellness of our people and offer comprehensive health and welfare benefit plans and retirement offerings as well as a variety of wellness benefits. These include healthcare and life and disability insurance benefits, paid time-off, family leave and family planning resources.
We care deeply about the overall emotional well-being of our employees. We offer employee well-being programs designed to meet the diverse needs of our employee population, including access to mental health support through our medical plan, access to an online mental wellness platform and learning resources that teach methods to mitigate burn out, focus on self-care and increase productivity.
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
Community
We strive to invest in our local communities and engage our people and other stakeholders in making a meaningful impact, whether through charitable donations or volunteer time. The firm hosts a wide range of volunteering opportunities, including serving meals at local shelters, mentoring local students and building and coordinating delivery of care packages to U.S. troops. Additionally, we participate in corporate sponsorships and partnerships and offer a donation matching program.
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
Our investment professionals are actively involved in the investment process. Generally, they directly or indirectly lead with identifying, evaluating, structuring, performing diligence, conveying terms, executing, monitoring and exiting investments. We strive to be creative and look for deals in which we can leverage our competitive advantages and sector and geographical experience. Our investment professionals perform significant research into each prospective investment, including, based on the type of investment, a review of the prospective investment’s performance, projection, market position, capital structure, financial statements, comparisons of other public and private companies and comparative transactions and relevant industry and market data. For our private equity investments, the due diligence effort also typically includes on-site visits, interviews and meetings with management, research, evaluation and analyses related to the potential investment’s industry, markets, products and services and competitive positioning, and background checks of the management team.
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
Structure and Operation of Our Funds
Structure and Management of Investment Vehicles
We manage most of our funds primarily by organizing a limited partnership or other limited liability entity to serve as the general partner of a limited partnership (a fund) organized by us to accept investors’ commitments. Investors in our funds generally make commitments to provide capital at the outset of a fund and deliver capital when called by us as investment opportunities become available. We determine the amount of initial capital commitments for such funds by taking into account current market opportunities and conditions, as well as investor expectations. We and our affiliates can also make commitments to our funds that generally are less than 5% of the fund’s total limited partner capital commitments. Fund commitments are generally available for investment and other fund purposes during what we call the investment period or commitment period, which typically runs six or fewer years for each fund. After that time, commitments may be used for follow-on investments and other fund purposes. In the case of our separately managed accounts, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. For most of our private equity and certain other funds, as each investment is realized, these funds first return the capital related to that investment, any previously realized or written down investments and certain fund expenses to fund investors and the general partner. The general partners of these funds are then generally entitled to a performance allocation of 20% of the remaining profits, subject to preferred returns or high watermarks, where applicable. The general partners of our Credit funds and certain Real Estate funds are generally entitled to a performance allocation of up to 20% after a catch-up allocation, subject to preferred returns or high watermarks, where applicable. Certain funds may make distributions to the general partner to provide the general partner with cash sufficient to pay applicable federal, state and local tax liabilities to the extent distributions from such funds for the relevant year were otherwise insufficient to cover such tax liabilities.
Our private investment funds typically have a term of six to ten years or more, subject to the potential for extensions with investor consent. Dissolution of certain of those funds may be accelerated upon a vote of investors (often 75% in interest, with a simple majority sufficing for some funds) not affiliated with us and terminated upon the occurrence of certain other specified events. Ownership interests in most of our private funds are not, however, subject to redemption prior to termination of the funds. Some of our private investment funds are open-ended funds, where the investor’s capital may be fully funded on or shortly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. T-POP is structured as a perpetual-life vehicle, which accepts fully funded subscriptions monthly and aims to provide investors with a liquidity option by means of a quarterly redemption program.
In general, each fund that is a limited partnership has a general partner that is responsible for the management and operation of the fund’s affairs and makes all policy and investment decisions relating to the fund’s activities. The general partner is responsible for all decisions concerning the day-to-day management and operations of the fund and relies upon the fund’s investment manager to implement such decisions pursuant to a management (or similar) agreement. Generally, the limited partners of our funds take no part in the conduct or control of such funds, have no right or authority to act for or bind such funds and have no influence over the voting or disposition of the securities or other assets held by such funds, although such limited partners may vote on certain partnership matters, including certain amendments to the partnership agreement or early liquidation of the partnership. In addition, in the event certain “key persons” do not devote the requisite time and attention, then the governing agreements of many of our funds generally allow the investors of those funds to, among other things, remove the general partner, withdraw their capital prior to expiration of the applicable lock-up date, suspend or terminate the commitment period and/or dissolve the fund. Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Most of our funds also have an advisory committee, comprising representatives of certain limited partners, which may consider or waive conflicts of interest or other restrictions in the partnership agreement or otherwise consult with the general partner on certain partnership matters.

Several funds are structured as corporate or non-partnership entities under applicable law. Two of the vehicles that we manage, TRTX and MITT, are publicly traded corporations. We also manage TCAP, a business development company. None of TRTX, MITT or TCAP has redemption provisions or a requirement to return capital to investors upon exiting the investments made with such capital, except as required by applicable law (including distribution requirements that must be met to maintain real estate investment trust (“REIT”) or regulated investment company (“RIC”) status, as applicable). T-POP is a limited partnership structured as a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Our funds are each generally advised by a TPG entity serving as investment adviser that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our investment advisers are generally entitled to a management fee from each investment fund for which they serve as investment advisers. For a discussion of the management fee to which our investment advisers are entitled, see “—Incentive Arrangements and Fee Structure” below. Investment funds themselves typically do not register as investment companies under the Investment Company Act, in reliance on Section 3(c) or Section 7(d) thereof. Section 3(c)(7) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are owned exclusively by persons that, at the time of acquisition of such securities, are “qualified purchasers” as defined under the Investment Company Act and purchase their interests in a private placement. Section 3(c)(1) of the Investment Company Act exempts from the Investment Company Act’s registration requirements investment funds whose securities are beneficially owned by not more than 100 persons that purchase their interests in a private placement. In addition, under certain current Securities and Exchange Commission (“SEC”) interpretations, Section 7(d) of the Investment Company Act exempts from registration any non-U.S. investment fund all of whose outstanding securities are beneficially owned either by non-U.S. residents or by U.S. residents that are qualified purchasers and purchase their interests in a private placement. Certain of our investment funds, however, rely on other exemptions from the Investment Company Act or register as investment companies or business development companies under the Investment Company Act.
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

Performance allocations are subject to limited partner preferred returns or high watermarks, where applicable, and subject to a catch-up allocation to the general partner. Generally, if at the termination of a fund (and in some cases at interim points in the life of a fund), the general partner received distributions of performance allocations over the life of the fund in excess of its allocable share under the applicable partnership agreement, the general partner will be obligated to repay an amount equal to the extent the previously distributed performance allocations exceeded its allocable share. This is known as a “clawback” obligation. To the extent we are required to fulfill a clawback obligation, we may decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given fund’s own net investment performance only, and performance allocations of other funds are not netted for determining this contingent obligation. Moreover, the governing agreements of most of our funds generally provide a guarantee of clawback obligations to fund investors from the TPG Operating Group (directly or indirectly) although we retain the right to pursue any remedies that we have against performance allocation distributees who do not return to us such distributions. We have recorded a contingent repayment obligation of $7.9 million as of December 31, 2025, equal to the amount that would be due if the various funds were liquidated at their current carrying value.
Certain funds may make distributions to their partners, including the general partner, to provide them with cash sufficient to pay applicable federal, state and local tax liabilities attributable to the fund’s income that is allocable to them. These distributions are referred to as tax distributions and to the extent received by a fund’s general partner are not subject to clawback.
For additional information concerning the clawback obligations we could face, see “Item 1A.—Risk Factors—Risks Related to Our Business—The clawback provisions in our governing agreements may give rise to contingent obligations that may require us to return amounts to our funds and fund investors.”
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
In addition to these traditional competitors within the global alternative asset management industry, we also face competition from local and regional firms, financial institutions and sovereign wealth funds in the various countries in which we invest. In certain emerging markets, local firms may have more established relationships with the companies in which we are attempting to invest. In addition, large institutional investors and sovereign wealth funds have begun to develop their own in-house investment capabilities and may compete against us for investment opportunities.

Legal and Compliance
Our legal and compliance team includes approximately 90 attorneys, compliance professionals and paralegals. In addition to supporting our corporate functions, the legal team supports our investment team across all investments made by us on behalf of our clients and investors. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with securities laws and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations.
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
United States
Regulation as an Investment Adviser
Certain of our subsidiaries are registered with the SEC as investment advisers under the Advisers Act, including TPG Global Advisors, LLC, TPG Capital Advisors, LLC, TPG Real Estate Advisors, LLC, TPG RE Finance Trust Management, L.P., TPG Solutions Advisors, LLC, Angelo, Gordon & Co., L.P., AGTB Fund Manager, LLC, PCM Management Advisor, LLC and the subsidiaries or other affiliates that are relying advisers and rely on umbrella registration to be registered as investment advisers with the SEC. All of our SEC-registered investment advisers are subject to the requirements and regulations of the Advisers Act that include anti-fraud provisions, upholding fiduciary duties to advisory clients, maintaining an effective compliance program, managing conflicts of interest and record-keeping, reporting and disclosure requirements. In addition, our registered investment advisers are subject to routine periodic and other examinations by the staff of the SEC. The Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities if it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.
Regulation Under the Investment Company Act
We regard ourselves as an alternative asset management firm. We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an alternative asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either TPG Inc. or the TPG Operating Group is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act. Further, a majority of the TPG Operating Group’s assets consist of indirect ownership interests in the general partners or managing members of the funds we sponsor. We believe these interests in the general partners or managing members are not investment securities. The TPG Operating Group also holds minority interests in certain operating subsidiaries that are consolidated on the TPG Operating Group’s financial statements as “variable interest entities.” See Note 10, “Variable Interest Entities,” to the Consolidated Financial Statements for additional information regarding our variable interest entities. The TPG Operating Group’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act (“section 3(a)(1)(C)”). However, the value of these subsidiaries is not large enough to cause the TPG Operating Group’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). TPG Inc.’s assets consist primarily of units representing approximately 41% of the TPG Operating Group held through its 100% interest in certain holding companies. TPG Inc. is also the owner of the entities serving as the general partner of the TPG Operating Group partnerships and, in such capacity, indirectly controls all of the TPG Operating Group’s business and affairs. We do not believe TPG Inc.’s interests in these units or the general partners are investment securities. Therefore, we believe that less than 40% of TPG Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe TPG Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C). In addition, we believe TPG Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
Regulation as a Broker-Dealer
TPG Capital BD, LLC (“TPG Capital BD”), one of our subsidiaries, is registered as a broker-dealer with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”) and is registered as a broker-dealer in all 50 states and the District of Columbia. FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms, including TPG Capital BD. State securities regulators also have regulatory oversight over TPG Capital BD. TPG Capital BD is an affiliated entity through which we conduct U.S.-based fundraising and capital markets activities, and administer a compliance program designed to comply with applicable anti-money laundering requirements. Broker-dealers are subject to regulations that cover all aspect of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising and sales practices, conduct of public and private securities offerings, maintenance of adequate net capital, record-keeping and the conduct and qualifications of persons associated with the broker-dealer. In particular, as a registered broker-dealer and member of FINRA, TPG Capital BD is subject to the SEC’s “net capital rule,” Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain, requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form and imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital. The SEC and various self-regulatory organizations impose rules that require notification when the net capital of a broker-dealer falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the capital structure of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Violation of applicable rules may result in censures, fines, the issuance of cease-and-desist orders, revocation of licenses or registrations, the suspension or expulsion from the securities industry of the broker-dealer or its associated persons or other similar consequences by regulatory bodies.

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
United Kingdom
TPG Europe LLP (“TPG Europe”) and Angelo, Gordon Europe LLP (“AG Europe”) are our London-based affiliates that are authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) under the Financial Services and Markets Act 2000 (“FSMA”). TPG Europe and AG Europe have permissions to engage in a number of FSMA-regulated activities, including advising on investments and arranging deals. FSMA and related rules, including the FCA’s rules and guidance, govern most aspects of investment business, including provision of investment advice, use and/or safekeeping of client funds and securities, regulatory capital, record-keeping, approval standards for individuals, anti-money laundering and periodic regulatory reporting. The FCA is responsible for administering these requirements and our compliance with FSMA and related rules. Violations of these requirements may result in public or private censures, fines, imposition of additional requirements, injunctions, restitution orders, revocation or modification of permissions or registrations, the suspension or expulsion of officers or employees from performing certain functions within the financial services industry or other similar consequences.
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
In Singapore, TPG Capital (S) Pte. Ltd. holds a capital market services license and is authorized by the Monetary Authority of Singapore to conduct fund management activities. In Hong Kong, TPG Capital, Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities and advising on securities, and Angelo, Gordon Hong Kong Limited is licensed and authorized by the Hong Kong Securities and Futures Commission to engage in the business of dealing in securities. In the Cayman Islands, NewQuest Holdings (Cayman) Limited is registered with the Cayman Islands Monetary Authority as a registered person under the Securities Investment Business Act (As Revised) of the Cayman Islands and is authorized to conduct certain securities investment business activities. In South Korea, Angelo, Gordon Asia Co. Ltd. holds an investment advisory license with the Financial Services Commission of South Korea. In Japan, Angelo, Gordon International LLC is registered with the Japanese Financial Services Agency and the Kanto Local Finance Bureau.
Website and Availability of SEC Filings
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), Angelo Gordon website (https://www.angelogordon.com), TPG Private Equity Opportunities website (https://tpop.tpg.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), Peppertree LinkedIn (https://www.linkedin.com/company/peppertree-capital), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-

Wr2_MQlzedw/featured), TPG Instagram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.
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
We depend on the experience, expertise, efforts, skills and reputations of our investment and other professionals, including our senior leadership and other key personnel, none of whom are obligated to remain employed or otherwise engaged with us. For example, our ability to continue delivering strong fund returns depends on the investments that our investment professionals and other key personnel identify and the synergies among their diverse fields of expertise. Senior leadership, investment professionals and other key personnel also have strong business relationships with our fund investors and other members of the business community. The loss of any of their services, including if any were to join or form a competing firm or experience a health or safety issue, could have a material adverse effect on our results of operations, financial condition and cash flow and could harm our ability to maintain or grow AUM in existing funds or raise additional funds in the future. Further, there can be no assurance that our founder succession process or plans to transition to long-term corporate governance by an independent board of directors will facilitate an orderly transition.
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
Amounts earned by our investment and other professionals who participate in partnership equity programs will vary from year to year depending on our overall realized performance. As a result, there may be periods when we determine that realized performance allocations (together with other then-existent partnership return elements) are not sufficient to incentivize individuals, which could require us to increase salaries, cash bonuses, other equity awards and other benefits, modify existing programs or use new incentive programs, which could increase our compensation costs. Reductions in partnership equity programs could also make it harder to retain investment professionals and other key personnel and cause these individuals to seek other employment opportunities. We may also not be able to provide our senior professionals with equity interests in our business to the same extent or with the same economic and tax consequences as those from which our existing senior professionals benefited prior to the IPO, and in years of poor realization such new equity interests may be inadequate to incentivize and retain our key personnel. Furthermore, changes in tax laws in the United States and the United Kingdom (the “U.K.”) have increased tax rates on various items of income and gain realized by our investment professionals, which in turn could impact our ability to recruit, retain and motivate our current and future investment professionals. Additionally, legislative changes have been proposed that, if enacted, could further increase applicable tax rates. See “—Risks Related to Taxation—Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.”
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
We primarily derive revenues from:
•management fees, which are generally based on the amount of capital committed or invested in our funds;
•transaction, monitoring and other fees, including compensation our broker-dealer or related entities receive for various capital markets services;
•incentive fees;
•performance allocations, which are based on the performance of our funds;
•investment income from our investments as general partner; and
•expense reimbursements.
Poor performance of our funds could make it more difficult for us to raise new capital. Existing and potential investors continually assess our funds’ performance, and our ability to raise capital for existing funds and future funds, as well as avoiding excessive redemptions from our open-ended funds and perpetual capital vehicles, depends on our funds’ continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds or cause an increase in redemptions and thereby decrease our revenue and/or AUM. In addition, capital markets fees are typically dependent on transaction frequency and volume, and a slowdown in the pace or size of investments by our funds could adversely affect the amount of fees our broker-dealer generates. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flow.

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
Our success depends on our ability to raise additional and/or successor funds in order to keep making investments and, over the long term, keep earning steady management fees. Our current private equity, real estate and certain of our credit and other funds and investment vehicles have a finite life and a finite amount of commitments from fund investors. Once a fund nears the end of its investment period, we generally must raise a successor fund to continue receiving management fees from that product line. If we are unable to raise successor funds of a comparable size without delay, our revenues may decrease as the investment periods of our predecessor funds expire and associated fees decrease. In addition, investors in our open-ended funds and perpetual capital vehicles, including our BDC, may seek to redeem their fund interests and move their capital to other investments; these funds’ management fees and performance allocations would decline if we are unable to raise capital to replace that of redeeming fund investors. Management fee growth also depends in part on us securing capital for new funds.
Raising capital for our funds is subject to various risks. For example, we may seek to raise significant capital for our funds at a time when our competitors, some of whom have larger capital formation teams, are likewise engaged in significant fundraising campaigns, or at a time when investors, as a result of general economic downturn or otherwise, are limiting or reducing their total investments. We may also be in the market with multiple fundraising campaigns at the same time and need to prioritize some over others to more effectively compete for limited investor capital. By the time we launch a fundraising campaign, investors who might otherwise have participated may have already allocated all of their available capital to other funds and be unable to commit to ours. We could struggle to raise successor funds or fresh capital for other reasons beyond our control, including as a result of general economic or market conditions or regulatory changes, which could have a material adverse effect on our results of operations, financial condition and cash flow.
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
We enter into customized investment programs with select investors, particularly as certain investors seek to consolidate their capital with fewer managers. This customization takes the form of contractual arrangements pursuant to broader strategic relationships or other types of strategic partnerships, SMAs and other bespoke investment structures. In exchange for significant commitments and in recognition of past commitments, these arrangements can include the establishment of dedicated vehicles, discounted and/or shared management fees, reduced and/or shared performance allocations, the right to participate in co-investment opportunities and knowledge sharing, training and secondment programs. These arrangements could increase the cost of raising capital at the scale and level of profitability we have historically achieved.
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
We negotiate terms with existing and potential investors when raising capital for new or existing funds. These negotiations could result in terms that are materially less favorable to us than the terms of our prior funds. For example, such terms could restrict our ability to raise funds with investment objectives or strategies that compete with existing funds, increase the hurdle required to be generated on investment prior to our right to receive management fees and performance allocations, add expenses and obligations for us in managing funds or increase our potential liabilities. Further, as institutional investors increasingly consolidate their relationships with investment firms and competition becomes more acute, we expect to receive more requests to modify the terms of our new funds, including reductions in management fees or the implementation of arrangements whereby an investor shares in certain funds’ management fees or performance allocations. For example, certain of our newer funds include more favorable terms for fund investors that commit to early closes. In addition, we have granted various forms of economic participation rights with respect to certain products or strategies, including the right to a percentage of the net profits or gross revenues, to certain strategic investors. We may also offer revenue shares to distribution partners. Although we will typically award such discounts and economic incentives in circumstances where there can be no assurance that the ultimate benefit we attain will be commensurate with the discount we award, or as to how long it may take to recoup such value. Any agreement to or changes in terms less favorable to us could result in a material decrease in our profitability and have a material adverse effect on our results of operations, financial condition and cash flow.
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
Certain institutional investors have also publicly criticized specific fund fee and expense structures. We have received, and expect to continue to receive, requests from a variety of fund investors and groups representing such investors to decrease fees, modify our performance allocations and change incentive fee structures, which could result in a reduction or delay our receipt of performance allocations and incentive fees. The Institutional Limited Partners Association (“ILPA”) maintains and revises from time to time a set of Private Equity Principles (the “Principles”), which continue to call for enhanced “alignment of interests” between general partners and limited partners through modifications of some of the terms of fund arrangements, including guidelines for performance allocations, fees and fee structures. We endorsed the Principles as an indication of our general support for ILPA’s efforts. ILPA also recently published an analysis emphasizing the growing role of retail vehicles in private markets and the potential for conflicts of interests between general partners and limited partners with respect to investment allocations, governance and fees. For further discussion of potential conflicts of interests, see “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.” Further, the SEC’s focus on certain fund fees and expenses, including whether such fees and expenses were appropriately disclosed to fund limited partners, may lead to increased publicity that could cause fund investors to further resist certain fees and expense reimbursements. Significant changes to our fund fee and expense structures in response to requirements of institutional investors, ILPA or the SEC could have a material adverse effect on our results of operations, financial condition and cash flow.
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
•minimizing any other disruption to our ongoing businesses;
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
In some instances, we may determine that growth in a specific area is best achieved through the acquisition of an existing business, as with our acquisitions of Angelo Gordon and Peppertree. Our ability to consummate an acquisition will depend on our ability to identify and accurately value potential acquisition opportunities and successfully compete for these businesses against companies that may have greater financial resources. Even if we are able to identify and successfully negotiate and complete an acquisition, these transactions can be complex, and we may encounter unexpected difficulties or incur unexpected costs. The following factors, among others, could also limit the success of a firm acquisition:
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
In addition, we have increasingly undertaken business initiatives to increase the number and types of investment products and vehicles we offer to investors, especially individual (non-institutional) investors (including investors often described as high net worth individuals, family offices, mass affluent individuals or accredited investors). In some cases, we distribute offers to such investors indirectly through third-party vehicles sponsored by brokerage firms, private banks or other third parties, and in other cases, directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we design products specifically for direct investment by individual investors in the United States, some of whom may not be accredited, or similar investors in non-U.S. jurisdictions. Such products are regulated by the SEC in the United States and by other similar regulatory bodies in non-U.S. jurisdictions. Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including:
•heightened litigation and regulatory enforcement risks, including the increased potential for class actions and other investor lawsuits;
•increased compliance burden, such as managing related party transaction risks and potential conflicts of interest relating to allocation of potential investment opportunities and otherwise (see “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.”);
•more complex operational burden, such as potential obligations to conduct more frequent valuation processes and increased demands on administrative, operational and accounting resources; and
•liquidity risks, such as sizing of liquidity reserves in order to satisfy any periodic investor redemption requests.
To the extent that we continue to distribute products through new channels, including through unaffiliated firms and/or those providing access to retail investors, or market our funds to new types of investors, we may be unable to effectively monitor or control the manner of their distribution. This could result in litigation or regulatory action against us, including with respect to, among other things, claims that we distributed products through such channels to investors for whom they are unsuitable, in a manner inconsistent with our regulatory requirements or in any other inappropriate manner, claims related to conflicts of interests or claims related to the adequacy of disclosure to investors. In addition, regulations applicable to our arrangements with such distributors and channels increase the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third parties through which individual investors access our products, we do not control and have limited information regarding many of these third-party channels and, therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly market our products to investors. Moreover, the distribution of such products, including through new channels, whether directly or through market intermediaries, including in the individual investor or private wealth management channel, could expose us to additional regulatory risk such as actions by state and federal regulators with respect to product suitability, distributor eligibility, investor classification, compliance with securities laws, conflicts of interest and the adequacy of our disclosure.
Our initiatives to build or acquire new investment strategies, expand into new markets or grow our individual investor base require the investment of significant time, effort and resources, such as the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There can be no assurance that any new product, business or venture we develop internally or by acquisition will succeed.
Sustainability-related compliance and reporting may result in increased compliance costs, litigation or enforcement actions, reputational harm, irreconcilable inconsistencies across jurisdictions and/or some investors not investing in or seeking to exit our funds.
Many of our fund investors and stockholders are focused on sustainability matters. Certain fund investors consider our record against their expectations for responsible investing and other sustainability factors in determining whether to invest in our funds. At times, certain fund investors have conditioned future capital commitments on taking or refraining from taking certain sustainability-related actions. Although some of our funds are focused on socially responsible-, climate- or transition-focused investing with non-concessionary financial returns, these or other funds may make investments that fund investors or stockholders view as inconsistent with their approach to sustainability. There also can be no assurance that we will be able to accomplish any announced future sustainability initiatives. Further, as part of our responsible investing practices, we rely on the services and methodologies of Y Analytics, a TPG affiliate, and other third parties, any of which may not be successful. More generally, our responsible investing practices may not meet the expectations of fund investors or stockholders.
There is so-called “anti-ESG” sentiment in the United States and elsewhere, with various jurisdictions having enacted or proposed “anti-ESG” policies, legislation or initiatives or made related legal determinations intended to address what they view as problematic practices. These include, for example, (i) penalizing financial institutions that “boycott” or “discriminate against” companies in certain industries by prohibiting state entities from investing the state’s assets (including pension plan assets) through such institutions; and (ii) investment prohibitions requiring that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG or sustainability factors. Fund investors subject to such policies or legislation may view our funds or sustainability-related practices, including our climate-related impact strategies, as being in contradiction of applicable policies, legislation or legal interpretations. Asset managers also have been subject to scrutiny on antitrust grounds related to participation in certain sustainability initiatives, including relating to climate matters. Further, scrutiny of certain diversity, equity and inclusion practices has increased.
In addition, regulators in some jurisdictions have scrutinized sustainability-related disclosures by asset managers, often referred to as “greenwashing.” A regulator could take issue with our past or future sustainability disclosures. They also could take issue with our other responsible investing practices. More generally, sustainability regulation and enforcement in the jurisdictions applicable to us, our funds and their portfolio companies continue to evolve. In some cases, regulatory changes or enforcement practices may increase our compliance costs or require us to change business practices.
We also may undertake voluntary reporting on various sustainability matters and related metrics. The standards for tracking and reporting on sustainability-related matters continue to evolve. As a result, we may make subsequent changes to or restate voluntary information previously reported. Further, with respect to both voluntary and mandated sustainability-related disclosures, we may need to implement measurement processes and disclosure controls and procedures to meet evolving investor, regulatory or other stakeholder expectations, which we may not be able to do on a timely basis or at all.
The policies, legislation, initiatives, legal determinations, scrutiny or other matters discussed in the preceding paragraphs could result in increased compliance costs, litigation or enforcement actions, reputational harm, irreconcilable inconsistencies across jurisdictions and/or some investors not investing in or seeking to exit our funds, which could have a material adverse effect on our business, financial condition or results of operations.

Third-party investors in our funds have the right under certain circumstances to remove the general partner of the fund, terminate commitment periods or dissolve the funds, each of which could lead to a substantial decrease in our revenues.
If we, as the general partner, managing member or management company, or certain “key persons” engage in certain forms of misconduct, the governing agreements of our funds generally allow the investors of those funds to, among other things, remove the general partner, withdraw their capital prior to expiration of the applicable lock-up date, suspend or terminate the commitment period and/or dissolve the fund (collectively, “termination events”). Certain of those events may happen upon the affirmative vote of a specified percentage of limited partner interests entitled to vote, whereas others may happen automatically absent a limited partner vote to waive the event. Moreover, if certain “key persons” fail to devote the requisite time and attention to managing the fund and/or the fund’s investments, the fund’s commitment period may be automatically suspended for a period of time, and, depending on the fund’s governing documents, may be terminated unless a majority in interest of the investors elect to continue the commitment period or an appropriate successor is approved by the fund’s advisory committee, and, in certain cases, the general partner may be removed. In addition, our funds generally have the ability to terminate their agreements with the relevant management companies for any reason. Our investment vehicles that are structured as “funds-of-one” or SMAs have a single investor or a few affiliated investors that typically have the right to terminate the investment period, withdraw their capital prior to expiration of the applicable lock-up date or cause a dissolution of the vehicle under certain circumstances. While we believe that our investment professionals have appropriate incentives to remain in their respective positions based on equity ownership, profit participation and other contractual provisions, there can be no guarantee of the ongoing participation of our investment professionals in respect of our funds. If a general partner and the management company are removed, we would no longer be involved in the management or control of the fund, and there could be no assurance regarding the fund’s ability to consummate investment opportunities and manage portfolio companies. In addition, if a general partner is removed for certain bad acts, the amount of accrued performance allocations we would otherwise receive may significantly decrease. Although we periodically engage in discussions with fund investors and/or advisory committees of our funds regarding a waiver of such termination or “key person” event provisions or replacement of relevant key persons with respect to executives whose departures have occurred or are anticipated, such waiver or replacement is not guaranteed. Such an event with respect to any of our funds would likely result in significant reputational damage to us and could negatively impact our future fundraising efforts, cause us to agree to less favorable terms with respect to the affected fund or have a material adverse effect on our results of operations, financial condition and cash flow.
Certain of our open-ended funds and perpetual capital vehicles, including our BDC, have established share redemption programs, which may contain restrictions that limit the amount of shares that may be redeemed or purchased in particular periods. An increase in the number of investors requesting redemptions, or an increase in the amount of shares redeemed or purchased through such redemption programs, potentially in excess of established limits, could lead to a decline in the management fees and incentive fees we receive from these products. The governing agreements of such open-ended funds and perpetual capital vehicles permit us in certain circumstances to prorate, limit or suspend redemptions for a period of time. Any such proration, limitation or suspension may subject us to reputational harm, make such investment vehicles less attractive to investors in the future and deter future investment in these vehicles, all of which could have a material adverse effect on the revenues we derive from such vehicles. Certain of our funds, such as our closed-end funds, often permit a fund’s investors to dissolve the fund prematurely upon the election of a specified percentage of investors, such as a majority-in-interest of the fund’s investors. In the event that a fund is dissolved prematurely, it may be required to liquidate its investments at a disadvantageous time or make in-kind distributions to the fund’s investors. If we are required to liquidate fund investments at a disadvantageous time as a result of dissolution, management fees and performance allocations could, in certain circumstances, terminate, and we could ultimately realize lower-than-expected return on the investments and, perhaps, on the fund itself. In addition, most of our funds provide for the termination of the fund’s commitment period early upon the election of a specified percentage of investors, and if exercised the fund’s ability to consummate, manage and/or dispose of its investments or otherwise achieve its investment objectives is likely to be negatively affected, and would result in a reduction in the amount of management fees that we are entitled to receive. We do not know whether, or under what circumstances, our funds’ investors are likely to exercise any such right.
In addition, because our funds generally have an adviser registered under the Advisers Act, each fund’s management agreement must require the fund’s consent for any “assignment” of the agreement, which may be deemed to occur in the event the investment advisers of our funds were to experience a change of control. Failure to obtain consent may constitute a violation of the management agreement. A change of control typically occurs if there is a transfer of more than 25% of the voting securities of an investment adviser or its parent. There can be no assurance that a change of control will not occur and, in the event that a change of control occurs, there can be no assurance that we will obtain the consents required to assign our investment management agreements. See “—Risks Related to Our Organization Structure—A change of control of our company could result in an assignment of our investment advisory agreements.”

Parts of our revenue, earnings and cash flow are highly variable, which could cause volatility in the price of our Class A common stock.
The portion of our revenues, earnings and cash flow we derive from performance allocations is highly variable and can vary significantly from quarter to quarter and year to year. The timing of performance allocations generated by our funds is uncertain and will contribute to the volatility of our results. It takes a substantial period of time to identify attractive investment opportunities, to raise the necessary funds and then to realize the investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be several years before we realize any profits in cash or other proceeds. We cannot predict when, or if, any realization of an investment will occur. Generally, with respect to our private equity and credit distributions, although we recognize performance allocations on an accrual basis, we receive performance allocation payments (i) from our private equity and certain other funds, only upon disposition of an investment by the relevant fund and (ii) from our Credit and certain Real Estate funds, only after the respective fund’s investors have received their capital contributions in the fund and certain preferred returns, in each case contributing to the volatility of our cash flow. If our funds were to have a realization event in a particular quarter or year, it may have a significant impact on our results for that particular quarter or year that may not be replicated in subsequent periods. We recognize revenue on investments in our funds based on our allocable share of realized and unrealized gains (or losses) reported by such funds, and a decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue, which could further increase the volatility of our results.
The timing and receipt of performance allocations also vary with the life cycle of certain of our funds. Our funds that have completed their investment periods and are able to realize mature investments are more likely to make larger distributions than our funds that are in their fundraising or earlier parts of their investment periods. During times when a significant portion of our AUM is attributable to funds that are not in the stage when they would realize investments, we may receive substantially lower distributions of performance allocations. Our Credit and certain Real Estate funds employ a European waterfall, and as a result, the general partners of these funds do not receive performance allocations for an extended period of time, even if multiple realizations have occurred within the fund. Relative to our other funds that generally receive performance allocations following each realization, performance allocations from our Credit and certain Real Estate funds are expected to come later in their life cycle and to consist of larger relative amounts, increasing the volatility of our cash flow.
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
•the historical returns presented in this report derive largely from the performance of our existing funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed, which may have little or no realized investment track record, may be invested by different investment professionals and may have lower target returns than our existing funds;
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
In addition, investment opportunities may involve companies that have historical and/or unresolved regulatory-, tax-, fraud- or accounting-related investigations, audits or inquiries and/or have been subject to public accusations of improper behavior (including bribery and corruption). Even specific, enhanced due diligence investigations with respect to such matters may not reveal or highlight all facts and circumstances that may be relevant to evaluating the investment opportunity and/or accurately identifying and assessing settlements, enforcement actions and judgments that could arise and have a material adverse effect on the company’s operations, financial condition, cash flow, reputation and prospects.

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
Many of our funds invest in securities or other instruments that are not publicly traded. In many cases, contracts we enter into or applicable securities laws prohibit our funds from selling such securities or instruments for a period of time. Our funds will generally be unable to sell securities publicly unless we register their sale under applicable securities laws or we can rely on an available exemption, and in either case only at such times when we do not possess material non-public information. Our funds’ ability to dispose of investments is heavily dependent on the capital markets. For example, our ability to realize any value from an equity investment may depend upon our ability to complete an initial public offering. However, even with publicly traded securities, we may only dispose of large holdings over a substantial length of time, exposing our investment returns to market risk during the intended disposition period. Moreover, because the investment strategy of many of our private equity funds often entails us serving on our funds’ public portfolio company boards, our funds may be restricted from selling during certain time periods. Accordingly, our funds may be forced, under certain conditions, to either sell securities at a loss or defer, potentially for a considerable period of time, sales that they had planned to make.
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
Many of our funds invest a significant portion of their assets in the equity or other securities or instruments of companies located outside the United States, including (in order of concentration as of December 31, 2025) Europe, India, China, Australia, Singapore, Korea, and Malaysia. Investments in non-U.S. securities or companies that are based or have operations in countries outside of the United States, or otherwise generate revenue or have other touchpoints outside of the United States, involve certain factors not typically associated with investing in U.S. companies, including risks relating to:
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

•political hostility to investments by foreign or private fund investors, including increased risk of government expropriation;
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
In addition, restrictions on international trade or the recent or potential further imposition of tariffs may negatively impact investments in non-U.S. companies. See “—Ongoing trade negotiations and the potential for further regulatory reform in the United States and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.” For example, the tax and other authorities in certain countries, including certain EU member states and India, have sought to deny the benefits of income tax treaties or EU directives with respect to withholding taxes on interest and dividends and capital gains of non-resident entities. These various proposals and initiatives could result in an increase in taxes and/or increased tax withholding with respect to our fund investors. Adverse developments along these lines could negatively impact the assets we hold in certain countries or the returns from these assets.
Ongoing trade negotiations and the potential for further regulatory reform in the United States and abroad may create regulatory uncertainty for us, our funds and our funds’ portfolio companies and our investment strategies and negatively impact the profitability of our funds and our funds’ portfolio companies.
In recent years, the United States has altered its approach to international trade policy and, in some cases, renegotiated, or terminated, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. For example, the United States has imposed, or threatened to impose, a series of various tariffs and restrictions on a variety of goods imported into the United States, and, beginning in April 2025, the United States implemented significant new and expanded tariffs, including reciprocal tariffs, on such imported products, with an emphasis on China, Canada, Mexico and the EU. These tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, particularly China.
In addition, the United States has imposed economic sanction programs and export controls targeting Russia and Belarus. The U.S. government has also implemented and expanded a number of economic sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on the acquisition of interests in the securities of certain Chinese entities. These initiatives target, for example, China’s response to political demonstrations in Hong Kong, China’s conduct concerning the treatment of Uighurs and other ethnic minorities in its Xinjiang province and certain Chinese entities designated by the U.S. government as Communist Chinese military companies.
Tensions globally remain elevated and the path of future trade policy and further permanent trade agreements with China or the EU are still unclear. Intensifying rivalries and conflicts in the Asia-Pacific, Middle East, Europe and globally have also created new complexities in the international business environment, including through the imposition of national security-motivated regulatory changes, and protectionist policies by certain countries. Further escalation of the “trade war” or other governmental action related to tariffs or international trade agreements or policies has the potential to increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and negatively impact the revenues and profitability of companies whose businesses rely on goods imported from or exported to any country impacted by such policies. In addition, tariff increases may negatively impact our suppliers and certain other customers of our funds’ portfolio companies, which could amplify the negative impact on our operating results or future cash flows.
Changes in China’s governmental policies could have an adverse effect on our business and operations.
Investments in companies with significant Chinese operations can involve a high degree of risk and special considerations that are not always associated with investing in other markets. For example, investing in China may involve a risk of loss due to the imposition of restrictions on foreign investments or repatriation of capital. The Chinese government maintains a major role in setting economic policy, often making sudden changes to laws and regulations, including through the issuance of guidance or enforcement, possibly with retroactive effect. For example, in 2021, the Chinese government changed policies regulating certain industries, including the education and technology sectors, and in 2024, the Chinese government imposed strict export requirements on high-tech products, including semiconductors. While our funds have limited exposure to companies in those industries, the Chinese government could at any time adopt similar measures with respect to any of the multiple sectors across which we invest. Any changes in laws and regulations governing those sectors may reduce opportunities for our funds to make, exit and realize value from, and realize expected returns on, our investments in China. The industries in which our funds invest, and the material risks associated with these respective industries, include:
•Software: The Chinese government has enacted cybersecurity laws (including the Cyber Security Law, Data Security Law and Individual Information Protection Law, as well as relevant regulations implementing such laws such as the Regulations on the Administration of Cyber Data Security and the Provisions on Promoting and Regulating Cross-border Data Flows), and the Chinese government may promulgate more detailed guidelines on data localization, data processing, data cross-border transfer and data security compliance for firms that are currently, or plan to be, listed in foreign jurisdictions. Such laws and guidelines may limit options for our funds’ exit from such firms.
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
•Consumer Goods: China has recently enforced stringent regulations (including the latest amendment to the Juvenile Protection Law, effective on April 26, 2024, and the enactment of the Regulations on the Juvenile Protection in Cyberspace, effective January 1, 2024) “to protect the physical and mental health of minors,” including significant limitations on the use of online gaming, private tutoring services and other internet platforms for young adults and teenagers in China, and require real-name registration and usage time limits for underage users. These regulations could constrain the operation and profitability of firms in those industries, and therefore, negatively impact our funds’ investments in those sectors.

•Healthcare: The Chinese government has been promoting volume-based purchasing of medicine and medical devices and strengthening anti-corruption oversight across the healthcare industry as ways to reduce medical costs for the public. Any such reforms may adversely affect our funds’ investments in the Chinese healthcare sector.
•Artificial Intelligence (“AI”): China has implemented stringent regulations (including the Interim Measures for the Administration of Generative Artificial Intelligence Services, effective August 15, 2023) to ensure content security and data privacy, including mandatory security assessments and algorithmic filings for AI providers. These regulations could increase compliance burdens and restrict the growth of AI firms, and therefore may negatively affect our funds’ investments in the sector.
In addition, certain of our portfolio companies in China implement variable interest entity (“VIE”) structures. Instead of directly owning the equity securities of a Chinese company, a VIE enters into service and other contracts with the Chinese company that provide the VIE with economic exposure to it. Although the VIE does not own any of the Chinese company’s equity, the contractual arrangements permit the VIE to consolidate it in its financial statements. We invest in VIE structures constructed by our funds’ portfolio companies to access foreign capital, which structures replicate foreign investment in Chinese-based companies where, for example, Chinese law prohibits direct foreign investments in the operating companies. Our funds therefore do not directly hold equity interests in the Chinese operating company when a VIE structure is used. With the implementation of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies effective from 2023, companies with VIE structures generally must now complete filing procedures with the China Securities Regulatory Commission (“CSRC”) for their overseas listings. While such a regulatory shift reflects the Chinese government’s recognition of VIE structures, it would also increase the regulatory burden, costs and complexity for such companies seeking access to international capital markets. Furthermore, there is no assurance that the intervention by the Chinese government with respect to VIEs will not happen in the future, including disallowing the structure altogether, which could significantly affect the Chinese operating company’s performance and the enforceability of the VIE’s contractual arrangements with the Chinese company and result in a decline in the value of our funds’ investment.
Further, unlike in many other jurisdictions, the Chinese judiciary is not independent and may not be able to provide effective legal redress challenging Chinese authorities’ policy changes. Legal disputes over such policy changes may be subject to the exercise of considerable discretion or influence by Chinese governmental agencies or the governing political party, and factors unrelated to the legal merits of a particular matter may influence their determination. Continued uncertainty relating to the laws in China and the application of the laws could have a material adverse effect upon our funds’ and their portfolio companies’ operation in China. While none of our funds invests exclusively in China and our current investments in companies headquartered, listed or expected to be listed in Mainland China and Hong Kong represent approximately 1% of our AUM, our funds invest in various companies that operate globally, including in China, and thus could be subject to Chinese authorities’ policy changes. We also maintain and intend to continue to maintain multiple offices, personnel and investments in various sectors in China. Therefore, the materialization of any of the foregoing risks could have an adverse effect on the financial performance of our portfolio companies that operate in China and thus negatively affect our results of operations, financial condition and cash flow.
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
Our growth strategy is based, in part, on the selective development or acquisition of businesses complementary to our business. Such acquisitions have created, as with our acquisitions of Angelo Gordon on November 1, 2023 and Peppertree on July 1, 2025, risks involving the integration of our information technology environments and cybersecurity controls. These risks may arise from any system defects or vulnerabilities or difficulties or other breakdowns or disruptions in connection with the integration of our network environments and security controls. In addition, firms undergoing mergers and acquisitions are often targeted more frequently by cyber criminals due to this period of increased risk.
We are also dependent on an increasingly concentrated group of third-party software vendors that we do not control for hosting solutions and technologies. Outages of and interruptions to third-party software vendors’ services have previously resulted in temporary disruptions to our normal operations. A disaster or more significant disruption in technology or infrastructure that supports our businesses, including a disruption involving electronic communications or other parts or services used by us, our vendors or third parties with whom we conduct business, including fund administrators, custodians, paying agents and escrow agents, or directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may only partially reimburse us for our losses, if at all. Furthermore, we utilize cloud applications and services for the asset management business, and such applications and systems are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, pandemics, terrorism, war and telecommunication and electrical failures. Any disruption in the operation of the information systems and technology or cloud applications and services on which we rely could negatively impact our business.

Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our service providers and their vendors. We are subject to various risks and costs associated with the collection, handling, storage and transmission of personally identifiable information and other sensitive information, including those related to compliance with U.S. and foreign data collection, privacy laws and other contractual obligations, as well as those associated with the compromise of the systems processing such information. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information about our employees, our fund investors and other third parties, in our cloud applications and on our networks, as well as our service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks on our and their information technology infrastructure that are intended to gain access to our information, destroy or modify data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Further, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as tools that harness generative AI and other machine learning techniques, which are able to identify and target new vulnerabilities in information technology systems. As a result, we may face a heightened risk of a security breach or disruption with respect to confidential information resulting from an attack by computer hackers, foreign governments or cyber terrorists.
Our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, including malware, and other events that could have a security impact, and our ability to monitor our service providers’ information systems may be limited or more difficult because we may not have direct access. Modifying or adjusting such protective measures may require increased allocation of our resources. We may be the target of more advanced and persistent attacks because, as an alternative asset manager, we hold a significant amount of confidential and sensitive information about, among other things, our fund investors, portfolio companies and potential investments. We may also be exposed to a more significant risk if these acts are taken by state actors. Any of the above cybersecurity threats, fraudulent activities or security breaches suffered by our service providers and their vendors could also put our confidential and sensitive information at risk or cause the shutdown of a service provider on which we rely. We and our employees have been and expect to continue to be the target of fraudulent calls and emails, the subject of impersonations and fraudulent requests for money, including attempts to redirect material payment amounts in a transaction to a fraudulent bank account, and other forms of spam attacks, phishing or other social engineering (including through the use of AI), ransomware or other events. Cyber-criminals may attempt to redirect payments made at the closings of our investments to unauthorized accounts, which we or the services providers, such as paying agents and escrow agents, may be unable to detect or protect against. In addition, some of our employees have fully-remote or hybrid work arrangements, which may increase our vulnerability to cyber and other information technology risks. There has also been a significant increase in malicious cyber activity involving ransomware, extortion and business email compromise. Ongoing global conflicts have likewise exacerbated these risks due to the scale of related offensive cyber-attacks that could directly, indirectly or inadvertently impact business far removed from the battlefield. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers. If successful, such attacks and criminal activity could harm our reputation, disrupt our business, cause liability for stolen assets or information and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely heavily on our back office information technology infrastructure, including our data processing systems, communication lines and networks. Our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. Further, we are dependent on third-party service providers, including fund administrators, among others, for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we perform risk assessments on our third-party providers, our reliance on them and their potential reliance on other third-party service providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on our third-party service providers could adversely affect us, our business and our reputation. Any interruption or failure of our or our service providers’ information technology infrastructure could result in our inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data and fraudulent transfers or requests for transfers of money or the inability to demonstrate compliance with legal requirements. Further consequences could include liability for stolen assets or information, increased cybersecurity protection, computer forensics expenses, insurance costs and litigation. We expect that we will need to continue to upgrade and expand our back-up procedures and capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.
New technologies also continue to develop, including AI. AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us and our service providers can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our businesses in ways that we cannot predict.”
Our technology, data and intellectual property and the technology, data and intellectual property of our funds’ portfolio companies are also subject to a heightened risk of theft or compromise to the extent that we or our funds’ portfolio companies engage in operations outside the United States, particularly in those jurisdictions that do not have comparable levels of protection of proprietary information and assets, such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to forgo protections or rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect loss of rights in these assets could negatively impact us, our funds and their investments.
A significant actual or potential theft, loss, corruption, exposure or fraudulent, unauthorized or accidental use or misuse of investor, employee or other personally identifiable or proprietary business data could occur, as a result of third-party actions, employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data. If such a theft, loss, corruption, exposure, use or misuse of data were to occur, it could result in significant remediation and other costs, fines and litigation and regulatory actions against us by (i) the U.S. federal and state governments, (ii) the EU, U.K. or other jurisdictions, (iii) various regulatory organizations or exchanges and (iv) affected individuals, as well as significant reputational harm.
Cybersecurity has become a top priority for regulators in the United States and around the world, and cybersecurity laws and regulations are developing rapidly. For example, in December 2023, the SEC’s new cybersecurity rules became effective requiring public companies to publicly disclose material cybersecurity incidents and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. The SEC has also adopted changes to Regulation S‐P, which requires, among other things, that investment companies, broker‐dealers and SEC‐registered investment advisers notify affected individuals of a breach involving their personal financial information within 30 days of becoming aware that it occurred. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information and other sensitive information, including, without limitation, the General Data Protection Regulation (Regulation (EU) 2016/679) (the “GDPR”) in the EU and the U.K. GDPR and Data Protection Act 2018 in the U.K. (the “U.K. Data Protection Act”), comprehensive U.S. state privacy laws enacted in California, Texas and other states as well as laws in Australia, Cayman Islands, Hong Kong, India, Korea, Japan, Dubai, Abu Dhabi and Singapore. Some jurisdictions in which we operate, including China, have also passed cybersecurity laws that impose data sovereignty restrictions and require the localization of certain information within the jurisdiction. We believe that additional similar laws will be adopted in other jurisdictions in the future, further expanding the regulation of data privacy and cybersecurity. Such laws and regulations strengthen the rights of individual data subjects, mandate stricter controls over the processing of personal data by both controllers and processors of personal data and impose stricter sanctions with substantial administrative fines and potential claims for damages from data subjects for breach of their rights, among other requirements. Some jurisdictions, including each of the U.S. states, U.S. federal laws, the EU through the GDPR and the U.K. through the U.K. Data Protection Act, have also enacted laws requiring companies to notify individuals and data protection regulators of data security breaches involving certain types of personally identifiable information, which creates regulatory complexity and requires heightened internal processes and incident response planning. We devote resources to and monitor and enhance our information security and data privacy procedures and controls in an effort to comply with evolving cybersecurity and data privacy regulation. We or our funds’ portfolio companies may incur substantial costs to comply with changes in such laws and regulations and may be unable to adapt to such changes in the necessary timeframe and/or at reasonable cost. Furthermore, if we fail to comply with the applicable laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security and privacy measures.

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
The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our businesses. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business models, the investments our funds make, investment strategies, operational processes and our ability to identify and hire employees. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our products, services and businesses could suffer. In addition, we analyze data through different means, including manual reviews, automated rules as well as the use of AI to better manage our business. Recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our businesses. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on work product created by AI with or without human intervention or involvement.
There is also a risk that AI may be misused or misappropriated by our employees or third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into unauthorized AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. See “—We and our funds are subject to risks in using third-party service providers, including administrators, custodians, executing brokers, prime brokers and other agents.” The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.
In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of data, diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments. See “— Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.”

We and our funds are subject to risks in using third-party service providers, including administrators, custodians, executing brokers, prime brokers and other agents.
We and many of our funds depend on the services of administrators, custodians, prime brokers and other agents and third-party service providers to carry out certain securities transactions and other business functions. Errors and mistakes made by these third parties may be attributed to us and subject us or our fund investors to reputational damage, penalties or losses. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.
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
As we have expanded and continue to expand the number and scope of our activities, we increasingly confront actual, potential or apparent conflicts of interest relating to our funds’ investment activities. The following discussion describes certain of these actual, potential or apparent conflicts of interest and how we intend to manage them. If we are unable to successfully manage conflicts of interest relating to our funds’ investment activities, fund investors may decrease their commitments to future funds or redeem their investments in certain of our funds, including our open-ended funds and perpetual capital vehicles, we could be subject to lawsuits or regulatory enforcement actions or we could face other adverse consequences and reputational harm, all of which could cause our and our funds’ performance to suffer and thus adversely affect our results of operations, financial condition and cash flow. The following summary is not intended to be an exhaustive list of all actual, potential or apparent conflicts or their potential consequences. Identifying potential conflicts of interest is complex and fact-intensive, and it is not possible to foresee every conflict of interest that will arise.
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
We expect our allocation principles, and procedures more generally, to change over time, including during the commitment periods of our funds. The application of our allocation principles is a fact-intensive exercise, and in some cases, one single factor may outweigh the other considerations. While we base our allocation decisions on the information available to us at the time, this information could prove, in retrospect, to be incomplete or otherwise flawed.
In making an allocation decision, additional potential conflicts of interest arise. Specifically, because our funds have different fee, expense and profit-sharing structures, we have an incentive to allocate an investment opportunity to the fund that would generate higher management fees or performance allocations. In addition, our professionals will generally participate indirectly in investments made by the funds in which they invest as a result of commitments to upper-tier entities. We do not explicitly take such considerations into account in making allocation decisions and expect that our procedures and principles will help mitigate the risk that these incentives implicitly influence our allocation decisions.
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
Many of our fund documents give us the flexibility to offer fund investors, senior advisors or other third parties (including TPG, TPG-affiliated entities and investors in other funds) the opportunity to invest alongside our funds, or “co-invest,” in an investment a fund is making either directly or through a TPG-controlled vehicle established to invest in one or more co-investment opportunities. Our fund documents typically do not mandate specific allocations with respect to co-investments. Our funds’ investment advisers have an incentive to provide potential co-investment opportunities to certain investors or to certain funds, such as our perpetual capital vehicles, in lieu of others and/or in lieu of an allocation to our funds (including, for example, as part of an investor’s overall strategic relationship with us) if such allocations are expected to generate relatively greater fees or performance allocations than would arise if such co-investment opportunities were allocated otherwise.
Shared investments. We expect more than one of our funds to make investments in the same portfolio company in many cases. In such cases, the funds will often co-invest in lockstep, with both funds making and exiting the shared investment at the same time and on substantially the same terms. In some situations, however, the funds will have different entry and/or exit timing in the same portfolio company, acquire the same or different security or extend credit on different terms or acquire, originate or otherwise make investments in different parts of a portfolio company’s capital structure. See “—Investing throughout the corporate capital structure” below. In these cases, each fund’s views of the investment and its interests may diverge. This could cause one fund to dispose of, increase its exposure to or continue to hold the investment at a time when the other fund has taken a different approach. As a result, the actions of one fund could affect the value of the other fund’s investment. For instance, a sale by a fund of its investment below “par” could put downward pressure on the value of the remaining fund’s interest. Additionally, in certain circumstances, our investment professionals overseeing an investment for one fund may be, as a result of information barriers, unaware of, or otherwise prohibited from acting on or disclosing, information obtained while dealing with another’s fund investment in the same portfolio company, even though such action or disclosure could be in a fund’s, or our, interests (e.g., when a TPG fund holds an interest in a portfolio investment that goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations). See “—Information barriers” below.
Investing throughout the corporate capital structure. Our funds invest in a broad range of asset classes throughout the corporate capital structure, including loans and debt securities, preferred equity securities and common equity securities. In certain cases, we may manage separate funds that invest in different parts of the same company’s capital structure or one fund may lend to a company in which another fund holds an equity stake. As our number and range of products grows, the frequency of such conflicts may increase. Decisions taken by one fund in these circumstances to further its interests may be adverse to the interests of another fund. In those cases, the interests of our funds may not be aligned, which could create actual or potential conflicts of interest or the appearance of such conflicts. In addition, when such conflicts of interest arise between the holders of different types of investments as to what actions the relevant investment should take, the ability of the general partner to take actions in the best interest of the relevant fund may be impaired. We may also invest in portfolio investments of our funds, including on a temporary basis while warehousing investments on behalf of a fund or on a permanent basis (e.g., in connection with an establishment of a specific business). Such activities may result in actual or perceived conflicts of interest, including on a more pronounced basis in light of us being invested in a different level of the capital structure of an investment as compared to a fund. We will at times take steps to reduce potential conflicts of interest, including by causing a fund to take certain actions that, in the absence of such conflict, it would not take (or abstain from taking certain actions it would otherwise take). Any such steps could have the effect of benefiting one fund, or the Company, at the expense of another fund.
Competition and conflicts among TPG businesses. Given the breadth of our portfolio across platforms, our funds often invest in a competitor or customer of, or service provider or supplier to, a portfolio company of another fund, which could give rise to a variety of conflicts of interest. For example, a fund or its portfolio company may take actions for commercial reasons that have adverse consequences for another fund or its portfolio company, such as seeking to increase its market share at the portfolio company’s expense (as a competitor), withdrawing business from the portfolio company in favor of a competitor that offers the same product or service at a more competitive price (as a customer), increasing prices in lockstep with other enterprises in the industry (as a supplier) or commencing litigation against the fund portfolio company (in any capacity). Notwithstanding the foregoing risks, our funds are under no obligation to take any action or refrain from taking any action to prevent or mitigate any losses by another fund or to take into account another fund’s interests in advising their portfolio companies or otherwise managing their assets.
Possession of material non-public information. Our funds, investment platforms and people regularly obtain non-public information regarding target companies and other investment opportunities. Prior to our acquisition of Angelo Gordon, we did not maintain permanent information barriers among our businesses. Following the acquisition, we have created an information barrier between our historical TPG business and the Credit platform and certain Real Estate products. For more information, see “—Information barriers” below. However, we do not currently maintain permanent information barriers among the businesses on the same side of the information barrier and generally impute non-public information received by one investment team to all other investment professionals on the same side of an information barrier, including all of the personnel who make investments for our funds. In the event that any of our funds or people obtain confidential or material non-public information, we and our funds may be restricted in acquiring or disposing of investments. Notwithstanding the maintenance of restricted securities lists and other internal controls, the internal controls relating to the management of material non-public information could fail and result in us, or one of our people, buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could negatively impact our reputation, result in the imposition of regulatory or financial sanctions and, consequently, negatively impact our ability to provide investment management services to our funds and clients. In limited circumstances, we may erect temporary information barriers to restrict the transfer of non-public information, which limit our funds’ abilities to benefit from our expertise and could be breached, resulting in the same restrictions on their investment activities.
Information barriers. While we generally allow for information to flow freely among many of our investment platforms, we place certain businesses behind information barriers. Currently, for example, the Credit platform and certain Real Estate products are on the other side of an information barrier from the rest of our investment platforms. While information barriers are designed to restrict the flow of information between certain businesses, such barriers may be breached, inadvertently or otherwise, including with respect to information regarding certain investment opportunities, deal pipelines and strategy, which could result in greater restrictions to our funds’ investment activities. In addition, our information barriers may not be effective in accomplishing their stated purpose and/or they may otherwise adversely affect the ability of our funds to effectively achieve their investment objectives by unduly limiting the investment flexibility of the funds and/or the flow of otherwise appropriate information between businesses. For example, in some instances, certain of our personnel may be unable to assist with the activities of a fund as a result of these information barriers. As a result of having an information barrier, information that could benefit a fund might become restricted to those other respective businesses and otherwise be unavailable to such fund. Further, we could be required by certain regulations, or decide that it is advisable, to establish additional permanent information barriers, which would further reduce our ability to share information internally, limit management’s ability to manage our investments and reduce potential synergies across our businesses. The establishment of information barriers may also lead to operational disruptions and result in restructuring costs, including costs related to hiring additional personnel as existing investment professionals are allocated to either side of a barrier.
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
While we believe that our internal capital markets capabilities help maximize value for our funds, our ability to utilize TPG Capital BD or a related entity in connection with the foregoing transactions gives rise to conflicts of interest. In general, we have an incentive to retain, or to exercise our control or influence over a portfolio company’s management team or other participant so that it retains, TPG Capital BD (or a related entity) or otherwise transacts with TPG Capital BD instead of other unaffiliated broker-dealers or counterparties. For instance, TPG Capital BD (or a related entity) could take the place of an investment bank in a syndicate underwriting a securities offering or debt placement or act as the sole or lead financial institution on a transaction instead of a third-party bank. When involved in a particular transaction, TPG Capital BD (or a related entity) has the incentive to seek higher fees or other favorable terms from a fund, the portfolio company or other counterparties, as well as to structure a transaction so that it benefits certain fund investors or other third parties that are of strategic importance. For example, TPG Capital BD (or a related entity) could influence the placement of a portfolio company’s securities or debt instruments so that investors who are sizeable investors in multiple of our funds or who pay TPG Capital BD (or a related entity) a placement fee receive an allocation ahead of others. TPG Capital BD (or a related entity) could likewise place such securities or instruments with another fund or vehicle (and receive compensation for such placement), which would give rise to similar and additional conflicts. Similarly, we could place with a fund (and receive compensation for such placement) securities or instruments related to a portfolio company of one or more other funds. To the extent that our capital markets professionals face competing demands for their time and attention, we have an incentive to devote our limited capital markets resources to portfolio companies and transactions that would generate the highest fee for TPG Capital BD (or related entities). Our employees who provide capital markets services are under no obligation to prioritize the interests of a fund or its investors in determining how to allocate their time across various projects within our firm.
Potential conflicts of interest in connection with co-investments between our private funds and our Registered Closed-End Management Investment Companies. The registered closed-end management investment companies we manage are permitted to co-invest in portfolio companies with each other and with affiliated investment funds pursuant to an SEC Order (the “Co-Investment Exemptive Order”). The different investment objectives or terms of such funds may result in a potential conflict of interest, including in connection with the allocation of investments between the funds made pursuant to the Co-Investment Exemptive Order. Investing pursuant to the Co-Investment Exemptive Order may limit the ability of our funds to make certain investments, or take actions with respect to particular investments, they otherwise may have made, and subjects us to additional compliance and regulatory risk. In addition, conflicts of interest may exist in the valuation of our investments and regarding decisions about the allocation of specific investment opportunities among us and our funds and the allocation of fees and costs among us, our funds and their portfolio companies.
Potential performance allocation-related conflicts. Since the amount of performance allocations allocable to our funds’ general partners depends on such fund’s performance, we have an incentive to recommend and, as the general partner, cause our funds to make more speculative investments than they would otherwise make in the absence of such performance allocation. We may also have an incentive to cause a fund, as its general partner, to dispose of investments at a time and in a sequence that would generate the most performance allocations, even if it would not be in the fund’s interest to dispose of the investments in that manner. Further, capital gain in respect of a general partner’s distributions of performance allocations from certain of our funds is treated as short-term capital gain unless the fund holds the relevant investment for more than three years, as opposed to the general rule that capital gain from the disposition of investments held for more than one year is treated as long-term capital gain. This creates an incentive to cause the fund to hold investments for longer periods in order for any gain from their dispositions to qualify for capital gain treatment under the performance allocation rules, even if it would be in the fund’s interest to hold the investments for shorter periods. Consequently, conflicts of interest arise in connection with investment decisions, including regarding the identification, making, management, disposition and, in each case, timing of a fund’s investments, and we may not realize the most tax efficient treatment of our performance allocations generated by all of our funds going forward.
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
Potential conflicts of interest with our personnel, partners, directors or senior advisors. One or more committees of our board of directors, excluding any directors who may have an interest or involvement, will review and address, as appropriate, certain actual or perceived conflicts of interest involving, among others, our executive officers or directors. Other than as may be provided in the non-competition, non-solicitation and confidentiality obligations contained in employment or other agreements with our personnel, our partners, directors and senior advisors are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us or our funds’ portfolio companies. Although we generally have such agreements with our personnel, there can be no guarantee they would be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition agreements. For example, in April 2024, the U.S. Federal Trade Commission (“FTC”) issued a final rule that generally prohibits post-employment non-compete clauses (or other clauses with comparable effect) in agreements between employers and their employees. Although legal challenges to the FTC’s non-compete rule were successful at the trial court level and the FTC has abandoned its efforts to enforce a blanket federal ban, its recent enforcement actions and announced initiatives indicate the FTC will continue targeted enforcement against overly broad non-compete clauses and related market restraints. Further, in 2023, legislation that would ban post‐employment non‐compete agreements was introduced in New York, but subsequently vetoed by the Governor. Similar legislation is likely to be reintroduced in the future and, if enacted, would likely prohibit some or all post‐employment non‐compete provisions in employment agreements. In recent years, several states enacted legislation impacting non-compete enforceability, including complete bans of non-competes as well as industry-specific legislation. Several other states have proposed similar legislation that is currently pending. Such legislation could impact our ability to enforce such non-compete agreements with our employees. We may also face costly litigation if we seek to enforce these types of agreements.
Our code of conduct and ethics contains a conflicts of interest policy that provides that directors and officers must strive to identify and avoid conflicts of interest with us. Additionally, our related person transactions policy requires the review and approval by one or more committees of our board of directors, excluding any directors who may have an interest or involvement, of certain transactions involving us and our directors, executive officers, 5% or greater stockholders and other related persons as defined under the policy. Notwithstanding these policies, potential or perceived conflicts could lead to investor dissatisfaction, harm our reputation or result in litigation or regulatory enforcement actions.
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
As of February 12, 2026, members of our senior leadership team indirectly own approximately 26% of the outstanding Common Units and, together with our other partners and professionals, the Promote Units. They hold substantially all of their economic interest in the TPG Operating Group primarily through TPG Partner Vehicles (rather than through ownership of shares of our Class A common stock), and for each Common Unit owned, they own one share of our Class B common stock. Further, GP LLC has, prior to the Sunset (as defined herein), the right to vote our Class B common stock and therefore holds the significant majority of the combined voting power of our common stock. As a result of their indirect economic interest in us, the members of our senior leadership team may have interests that do not align with, or that conflict with, those of the holders of Class A common stock or with us, and conflicts of interest may arise among such members of our senior leadership team, on the one hand, and us and/or the holders of our Class A common stock, on the other hand. For example, members of our senior leadership team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us. Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the Internal Revenue Service (“IRS”) makes audit adjustments to the TPG Operating Group’s federal income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from the TPG Operating Group partnership. If, as a result of any such audit adjustment, the TPG Operating Group partnership is required to make payments of taxes, penalties and interest, the partnership’s cash available for distributions to us may be substantially reduced. We have agreed with GP LLC that the TPG Operating Group partnership will not make any elections that would result in the IRS pursuing the partners of such partnerships for such taxes owed for periods ending on or prior to December 31, 2021 without consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings.
Certain of our funds employ special situation and distressed debt investment strategies that involve significant risks.
Certain of our investment funds, in particular certain of our credit funds, invest in companies with weak financial conditions, poor operating results, substantial financial needs, negative net worth, special competitive problems and/or securities that are illiquid, distressed or have other high-risk features, including business entities contemplating or involved in bankruptcy or other reorganization and liquidation proceedings. Some of these investments are bespoke instruments designed to assist these entities in avoiding bankruptcy or to facilitate out-of-court restructurings and thus may not be widely traded or have any recognized or observable market value. In any of these situations, it may be difficult to obtain complete, accurate information as to the exact financial and operating conditions of these companies, increasing the risks associated with such investments. Additionally, the fair values of these investments are subject to unanticipated, abrupt and erratic changes and market movements, and may be susceptible to significant price volatility if they are publicly traded securities and to significant uncertainty in general if they are not publicly traded securities. A fund’s exposure to any such investment may be substantial in relation to the relevant market for the investment, and therefore the assets are likely to be illiquid and difficult to sell or transfer. In addition, it is possible the market may never reflect what our funds believe to be the intrinsic value of an investment, or take a substantial period of time to do so, further complicating the ability to exit the investment.
A central feature of our funds’ investment strategy is our ability to effectively anticipate the occurrence of certain corporate events, such as debt and/or equity offerings, restructurings, reorganizations, mergers, takeover offers and other transactions, that we believe will improve the condition of the business. Similarly, we perform significant analysis of a target’s capital structure, operations, industry and ability to generate income, as well as market valuation of the target and its debt, and develop a strategy with respect to a particular investment based on such analysis. In furtherance of that strategy our funds seek to identify the best position in the capital structure in which to invest. The success of any investment strategy will turn on, among other factors, whether the actual form, timing and outcome of a corporate event deviates from our expectations, or whether our analysis of a target or development of an investment strategy proves to be inaccurate. Such deviations or inaccuracies could result in a sharp decline in the market price and value of the applicable fund’s investment.
In addition, these investments could subject a fund to certain potential liabilities that may exceed the value of its original investment. Under certain circumstances, payments or distributions received by a fund on certain investments may be subject to disgorgement if later determined to have been a fraudulent conveyance, a preferential payment or a similar transaction subject to revocation or rescission under applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a bankruptcy debtor may have its claims as a creditor subordinated or disallowed and may also be subject to claims brought by or on behalf of the debtor, other creditors or third parties for damages allegedly suffered as a result of the lender having exercised such control. In any case where we invest in the securities of a troubled company in conjunction with an attempt to influence a restructuring proposal or plan of reorganization in bankruptcy, our funds may become involved in substantial litigation, resulting in the incurrence of legal fees and expenses and the funds’ exposure to potential liability.
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
•changes in geographic markets, macroeconomic conditions, including volatile debt and equity markets, fluctuations in interest and foreign exchange rates and uncertain trade relations due to tariffs or otherwise, and evolving political and legislative oversight of real estate markets;
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
Our real estate funds’ portfolio investments will be subject to various risks that cause fluctuations in occupancy, rental rates, operating income and expenses or that render the sale or financing of the funds’ portfolio investment properties difficult or unattractive. For example, following the termination or expiration of a tenant’s lease, there could be a period of time before a fund’s portfolio investment will begin receiving rental payments under a replacement lease. During that period, the portfolio investments (and indirectly, the fund) will continue to bear fixed expenses such as interest, real estate taxes, maintenance and other operating expenses. In addition, declining economic conditions could impair the portfolio investment’s ability to attract replacement tenants and achieve rental rates at or above those paid under previous leases. Moreover, recent changes to visa and immigration rules and increased immigration enforcement may impact housing demand. Increased competition for tenants would require the portfolio investments to make capital improvements to properties that we would not otherwise have planned. Any unbudgeted capital improvements that a fund undertakes may divert cash that would otherwise be available for distribution to investors. To the extent that the portfolio investment is unable to renew leases or re-let spaces as leases expire, decreased cash flow from tenants will result, which would adversely impact the relevant fund’s returns.
In addition, if our real estate funds’ portfolio investments acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our or our funds’ control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Our real estate funds may also from time to time make investments in residential real estate projects and/or otherwise participate in financing opportunities relating to residential real estate assets, which may be more highly susceptible to adverse changes in prevailing economic and/or market conditions and political and legislative oversight and present additional risks relative to the ownership and operation of commercial real estate assets. For example, in January 2026, the current U.S. President signed an Executive Order titled “Stopping Wall Street from Competing with Main Street Homebuyers.” The order seeks to limit large institutional investors’ (including private equity investors) participation in the single-family housing market, and, among other things, instructs the U.S. Department of Justice and the FTC to review substantial acquisitions by such investors of single-family homes for anti-competitive effects. The Executive Order and any related legislation that may be enacted could subject us to heightened government and regulatory scrutiny, regulatory enforcement action or lawsuits. The strategy of our real estate funds may be based, in part, on the availability for purchase of assets at favorable prices followed by the continuation or improvement of market conditions or on the availability of refinancing, and there can be no assurance that the real estate businesses or assets can be acquired or disposed of at favorable prices or that refinancing will be available. Further, the success of certain investments will depend on the ability to modify and effect improvements in the operations of the applicable properties, and there can be no assurance that we or our funds will be successful in identifying or implementing such modifications and improvements.
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
TPG Capital BD (and related entities) provides various capital markets services, including:
•structuring and arranging merger and acquisition transactions and providing other related transaction advisory services;
•structuring, executing and underwriting initial public offerings, follow-on primary offerings and secondary offerings (including “block trades”) and private placements of equity, debt and other securities;
•structuring, sourcing, trading, executing, syndicating, underwriting and repurchasing high yield and other bonds, preferred securities, hybrid instruments, notes, loans, mortgages, sale leasebacks, receivables, asset-backed securities, other credit instruments and other financial instruments;
•originating, structuring, arranging, syndicating, placing, providing and repurchasing loans, credit facilities, asset-based facilities, securitizations, acquisition financings, bridge financings, hedging and similar and other financial instruments and financial services, including where such instruments and financial services are in respect of, or subsequently acquired by, a TPG fund;
•structuring and arranging amendments to existing securities, credit facilities and other instruments;
•advising, negotiating, structuring and executing liability management transactions;
•structuring and implementing interest rate, foreign exchange and other hedging or derivative strategies;
•advising on, structuring, sourcing, arranging and executing transferable tax credit transactions or other transactions involving financial instruments;

•structuring and executing other similar transactions to finance fund acquisitions of a portfolio company or to enable a fund to monetize all or a portion of its interest in a portfolio company, including through the syndication of a continuation vehicle or an investment, recapitalization, refinancing, restructuring or other similar transactions;
•structuring and executing financing, interim financing and certain “fronting” and “seasoning” transactions and syndications in respect of, or otherwise making investments that are intended to be of a temporary nature in, any portfolio company in which a fund invests or intends to invest;
•providing other loan servicing, collateral agent, administrative agent and other similar services, such as loan sourcing, loan due diligence and general services or administration services relating to loan portfolios;
•providing syndication services more generally, which we expect to include identifying potential third-party investors (including potential co-investors, syndicate participants and/or financing counterparties), transaction structuring to attract third-party investors and/or financing counterparties, preparing marketing materials, performing outreach, executing on a syndication and sell-down strategy, arranging financing and providing post-closing support (including in each case in situations where there may not ultimately be any allocation, syndication or sell-down to third-party investors or financing more generally);
•providing strategic and capital markets advice with respect to any of the foregoing transactions; and
•providing any other capital markets or other services that a third party may render to or with respect to a fund or an existing, prospective or former portfolio company and/or their affiliates or related entities.
The capital markets services that TPG Capital BD (and related entities) provides continue to be an increasingly important source of revenue. The capital markets fees we receive are generally dependent on the frequency and volume of transactions by our funds and the companies in which they invest, which can fluctuate over time. A slowdown in capital market activity generally or in our investment or exit activity could adversely affect the amount of fees TPG Capital BD’s (and related entities’) business generates.
In addition, as a result of TPG Capital BD’s (or related entities’) capital markets services, we could incur losses that could have a material adverse effect on our results of operations, financial condition and cash flow, as well as our reputation. For example, we may incur significant losses to the extent that our counterparties fail to acquire or pay for the debt or equity securities or loans that we expected to sell, place or syndicate to them or are otherwise unable to dispose of any financial exposure that we incur at the prices that we anticipated or at all. TPG Capital BD’s capital markets activities also subject us to potential liability for, among other things, material misstatements or omissions in prospectuses and other offering documents in the United States and elsewhere, and for failure to provide certain disclosure documents or marketing securities to certain types of investors in the EU and the U.K. Further, the relationship between us and TPG Capital BD (or a related entity), on the one hand, and our funds and/or our funds’ portfolio companies, on the other hand, gives rise to conflicts of interest which could negatively impact our business. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.”
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
Funds associated with our secondaries investment products, including NewQuest and TGS, are subject to additional risks. Such funds have limited opportunity to control the day-to-day operation of its portfolio investments, including investment and disposition decisions, or to protect their position in portfolio investments, nor do they generally have the right to remove the managers thereof. The success of these funds is substantially dependent upon the capabilities and performance of the general partners who control those portfolio investments and the company management of the underlying portfolio companies, which could include representatives of other investors with whom such funds are not affiliated and whose interests may conflict with the interests of the funds. Although investors (such as our funds) in general partner-led and other structured secondary transactions typically retain enhanced governance and other rights (and may participate in the initial structuring and customization of a portfolio investment), once such a transaction is complete, the general partners will generally have broad discretion in structuring, negotiating, purchasing, financing, monitoring and eventually divesting the underlying portfolio companies. Further, should a general partner for any reason cease to participate in the management of the underlying portfolio companies, the performance of the relevant portfolio investment (and, consequently, our funds) could be adversely affected.
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
Movements in the global credit markets could adversely affect our funds’ credit investments and our CLO vehicles.
Credit markets directly impact the valuations of, and risks associated with, our funds’ credit investments. For example, interest income earned from debt investments with floating interest rates typically increases if the applicable benchmark interest rate were to rise, and the reverse is generally true for declines in the applicable benchmark interest rate. However, during periods of rising interest rates, obligors of floating rate debt may become less able to pay their obligations, which could impair the value of their debt. Rising interest rates can also put pressure on an obligor’s cost of capital and its ability to acquire or to sell assets, to engage in refinancing or restructuring exercises and to raise capital and generate liquidity. To the extent rising interest rates create such pressure on companies in which our funds are invested, the value of and prospects of those investments could suffer negative consequences. For debt investments with fixed interest rates, changes in interest rates generally will also cause values to vary inversely to such changes, although any losses or gains would in most cases not be realized if the fixed rate debt is intended to be held to maturity.
CLOs invest in loans or securities that are themselves highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses compared to unlevered investments in the event of movements in interest rates. In addition to interest rate risks, our CLO vehicles are subject to credit, liquidity and other risks that may arise as a result of movements in global credit markets. For example, from time to time, liquidity in the credit markets contracts, sometimes significantly, resulting in an increase in credit spreads and a decline in the ratings, performance and market values of the leveraged loans in which our CLOs invest. Accordingly, our CLO funds are at greater risk of suffering losses. CLOs have also failed in the past and may in the future fail one or more of their “over-collateralization” tests. Market or other conditions that cause our CLOs to fail “over-collateralization” tests would decrease our cash flows and reduce the value of our investments.
Our provision of products and services to insurance companies subjects us to a variety of risks and uncertainties.
We expect to increasingly undertake initiatives to deliver to insurance companies investment products and strategies across asset classes, with a focus on investment grade asset based finance and direct lending. Our insurance initiatives include partial management of insurance companies’ general account or reinsurance assets pursuant to investment management agreements and similar arrangements. The success of these initiatives will depend in large part on further developing investment relationships with insurance company clients and maintaining existing asset management arrangements, such as our investment management relationship with and minority investment in Jackson Financial Inc. If we fail to deliver or originate high-performing products, strategies or assets that help our insurance company clients meet long-term policyholder obligations, we may not be successful in retaining existing relationships, developing new ones or originating or selling capital-efficient assets or products. Such failure may have a material adverse effect on our business, results and financial condition.
The U.S. and non-U.S. insurance industries are subject to significant regulatory oversight. Regulatory authorities in the United States have broad regulatory (including through certain regulatory support organizations), administrative and in some cases discretionary authority with respect to insurance companies and/or their investment advisors, which may include, among other things, the investments insurance companies may acquire and hold, marketing practices, affiliate transactions, reserve requirements, capital treatment and adequacy and admissibility of assets and investments. Insurance regulatory authorities regularly review and update these and other requirements. These requirements are primarily concerned with the protection of policyholders, and regulatory authorities often have wide discretion in applying the relevant restrictions and regulations to insurance companies, which may indirectly affect us. We may be the target or subject of, or may have indemnification obligations related to, litigation (including class action litigation by policyholders), enforcement investigations or regulatory scrutiny. Regulators and other authorities generally have the power to bring administrative or judicial proceedings against insurance companies, which could result in, among other things, suspension or revocation of licenses, cease-and-desist orders, fines, civil penalties, criminal penalties or other disciplinary action. To the extent we are involved in such regulatory actions, our reputation could be harmed, we may become liable for indemnification obligations and we could potentially be subject to enforcement actions, fines and penalties.
Insurance regulatory authorities and regulatory support organizations continue to scrutinize alternative asset managers’ involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators and standard-setting and regulatory support organizations like the National Association of Insurance Commissioners (“NAIC”) have increasingly focused on the terms and structure of investment management agreements. This has included focus on whether such agreements are at arms’ length, establish a control relationship with the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable or termination provisions that make it overly difficult or costly for the insurer to terminate the agreement. Non-U.S. regulators (including in Europe, Asia-Pacific, Bermuda and the Cayman Islands, among others) and the International Association of Insurance Supervisors, an international insurance standard-setting organization comprised of over 200 jurisdictions, have similarly focused on each of these topics.
Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including structured credit assets such as CLOs), appropriateness of investment ratings and potential conflicts of interest, including affiliated investments, and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions involving us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into new, or maintain existing, investment management agreements with insurance companies and thereby grow our insurance solutions business. Some of the arrangements we have or will develop with insurance companies may involve complex U.S. and non-U.S. tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change or scrutiny and differing interpretations and any adverse changes, scrutiny or interpretations may result in substantial costs to insurance companies or us.
Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products and assets they may acquire and hold. Many of the investment products and strategies we originate or develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency or the NAIC’s Securities Valuation Office (“SVO”), as applicable, with respect to such products, assets or investments could make them less attractive and limit our ability to offer such products to, or invest or deploy capital on behalf of, insurers. Furthermore, insurance companies are subject to certain minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time (as discussed in more detail below). In the United States, our insurance company clients are subject to risk-based capital (“RBC”) standards and other minimum capital and surplus requirements imposed by state laws. The RBC standards are based upon the Risk-Based Capital for Insurers Model Act promulgated by the NAIC, as adopted by applicable clients’ insurance regulators.

New statutory accounting guidance or changes or clarifications in interpretations of existing guidance may adversely impact our ability to originate, or invest in, appropriate assets on behalf of our insurance company clients or cause our clients to increase their required capital in respect of such assets, thus making such assets less attractive to insurers, which may adversely affect our business. Certain proposals or exposure drafts released by insurance regulatory authorities, the NAIC or the SVO may result in changes to the risk-based capital treatment and/or ratings or re-ratings processes of certain assets or investments that are, or may be, held by our insurance company clients. For example, in 2024, the NAIC increased the applicable capital charge of residual tranches or equity securities of asset-based securitizations from 30% to 45% in respect of life insurers. Any similar increase in the applicable RBC charge of such assets could potentially make such assets or investments less attractive to insurers and limit our ability to originate, or invest in, such assets on behalf of insurers.
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
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. In recent years, the volume of claims and the amount of potential damages claimed in such proceedings against the financial services industry have generally been increasing. The activities of our business, including the investment decisions we make and the activities of our employees in connection with our funds, portfolio companies or other investment vehicles may subject us and them to the risk of litigation by third parties, including fund investors dissatisfied with the performance or management of our funds, holders of our or our funds’ portfolio companies’ debt or equity and a variety of other potential litigants. For example, we, our funds and certain of our employees are each exposed to the risks of litigation relating to investment activities of our funds and actions taken by the officers and directors (some of whom may be TPG employees) of portfolio companies, such as lawsuits by other stockholders of our public portfolio companies or holders of debt instruments of companies in which we or our funds have significant investments, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. We may from time to time be involved in litigation or other proceedings relating to our credit investment activities, including claims by borrowers, investors, lenders or other counterparties alleging breaches of contract, fiduciary duties or applicable law, particularly in the context of borrower financial distress (e.g., bankruptcy or restructuring). As an additional example, we are sometimes listed as a co-defendant in actions against portfolio companies on the theory that we control such portfolio companies or based upon allegations that we improperly exercised control or influence over portfolio investments. We may suffer losses as a result of a variety of claims, including claims related to securities, antitrust, contracts, environmental, pension, fraud and various other potential claims, whether or not such claims are valid. We are also exposed to risks of litigation, investigation or negative publicity in the event of any transactions that are alleged not to have been properly considered and approved under applicable law or where transactions presented conflicts of interest that are alleged not to have been properly addressed. See “—Our activities and the business activities of certain of our personnel may give rise to conflicts of interest with our funds, and our failure to deal appropriately with conflicts of interest could damage our reputation and negatively impact our business.” The activities of our broker-dealer may also subject us to the risk of liabilities to our clients and third parties, under securities or other laws in connection with transactions in which we participate. See Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of a particular matter which we believe to be without merit but in which large nominal damages have been claimed against us as a party.
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
Investors in our funds do not have legal remedies against us solely based on their dissatisfaction with the investment performance of such funds. However, investors may have remedies against us, the general partners of our funds, our funds, our employees, or our affiliates to the extent any losses result from fraud, negligence, willful misconduct or other alleged malfeasance. While the general partners of our funds, our funds, our employees and our affiliates are typically insured and are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct.
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
If any litigation or regulatory actions were brought against us and resulted in a finding of substantial legal liability, that result could materially adversely affect our business, results of operations or financial condition or cause significant reputational harm to us, which could materially impact our business. Furthermore, the current rise of populist political movements has generated and may continue to generate a growing negative public sentiment toward globalization, free trade, capitalism and financial institutions, which could lead to heightened public and regulatory scrutiny and criticisms of our business and our investments. See “—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” The risk of reputational harm is elevated by the prevalence of internet and social media usage and the increased public focus on behaviors and externalities of business activities. For example, regulators and other stakeholders have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability and DEI initiatives, including the enactment or proposal of “anti-ESG” and “anti-DEI” legislation or policies and engaging in related investigation and litigation. If we are unable to successfully meet or manage the evolving expectations of our fund investors and other stakeholders, stakeholder trust may erode, our reputation may be harmed and we may be exposed to the risk of litigation, investigation or other regulatory action by federal or state authorities. See “—Sustainability-related compliance and reporting may result in increased compliance costs, litigation or enforcement actions, reputational harm, irreconcilable inconsistencies across jurisdictions and/or some investors not investing in or seeking to exit our funds.” We depend to a large extent on our business relationships and our reputation. As a result, allegations of improper conduct made by private litigants (including investors in or alongside our funds), regulators or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business, our workplace environment or the private equity industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than it would be to other types of businesses.
Contingent liabilities could harm the performance of our funds.
Our funds may acquire an investment that is subject to contingent liabilities. Such contingent liabilities could be unknown to us at the time of acquisition or, if they are known to us, we may not accurately assess or protect against the risks that they present. Acquired contingent liabilities could thus result in unforeseen losses for our funds. Additionally, in connection with the disposition of an investment in a company, a fund may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of a business. A fund may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. These arrangements may result in the incurrence of contingent liabilities by a fund, even after the disposition of an investment. Although our funds typically obtain representations and warranties insurance, the inaccuracy of representations and warranties made by a fund could harm such fund’s performance.
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
Historically, we distribute performance allocations received by us to their ultimate recipients (our professionals and investors) within the year that we receive them. Therefore, if a subsequent clawback occurs, we will no longer be holding the performance allocations initially paid to us. In addition, for certain of our more recent funds and our expected future funds, we or one of our subsidiaries have and will guarantee 100% of any clawback obligations.

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
As of December 31, 2025, $7.9 million of performance allocations were subject to this clawback obligation, assuming that all applicable funds and investments were liquidated at their current unrealized fair values as of December 31, 2025. Had the investments in these funds been liquidated at zero value, the clawback obligation would have been approximately $2,456.5 million. Since inception, our historical funds have returned $80.3 million in distributions of performance allocations pursuant to our clawback obligations, which were funded primarily through collection of partner receivables related to clawback obligations.
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
Holders of our Class B common stock control a majority of the voting power of our outstanding common stock by virtue of their ownership of Class B common stock. Prior to the Sunset and for so long as the shares of Class B common stock represent at least 9.1% of all of the outstanding shares of our common stock, the Class B stockholders hold a majority of our outstanding voting power by virtue of their ownership of Class B common stock, and GP LLC, as the owner of the general partners of TPG Group Holdings and the Alabama Partnerships and as the holder of voting power over the shares of Class B common stock held by other entities, controls the outcome of matters submitted to a stockholder vote prior to the Sunset, including the appointment of all company directors. As a result of the voting power exercised by GP LLC, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors or an independent nominating committee and (iii) we have a compensation committee that is composed entirely of independent directors.
We rely on some or all of these exemptions and expect to continue to do so. As a result, we will not have a majority of independent directors, our directors will not be nominated or selected by independent directors and most compensation decisions will not be made by an independent compensation committee. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, and control over the voting of Class B common stock will be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships and to the other entities holding shares of Class B common stock. Accordingly, GP LLC will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote.
We are a holding company and our only material asset is our interest in the TPG Operating Group, and we are accordingly dependent upon distributions from the TPG Operating Group to pay taxes, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company and have no material assets other than our indirect ownership of Common Units representing approximately 41% of the Common Units as of December 31, 2025 and 100% of the interests in certain intermediate holding companies. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including to satisfy our obligations under the Tax Receivable Agreement, or declare and pay dividends in the future, depends upon the results of operations and cash flows of the TPG Operating Group and its consolidated subsidiaries and distributions we receive from the TPG Operating Group. Deterioration in the financial condition, earnings or cash flows of the TPG Operating Group and its subsidiaries for any reason could limit or impair its ability to pay such distributions. Additionally, to the extent that we need funds, and the TPG Operating Group is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, such restriction could materially adversely affect our liquidity and financial condition.
We anticipate that the TPG Operating Group partnership will be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax (except potentially in the case of an IRS audit). Instead, taxable income will be allocated to holders of Common Units, including us. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of the TPG Operating Group partnership. However, under certain rules, the TPG Operating Group partnership (or other subsidiary partnership) may be liable in the event of an adjustment by the IRS to the tax return of the TPG Operating Group partnership (or subsidiary partnership), absent an election to the contrary (including an election to “push out” the liability to the partners in the year being audited). The TPG Operating Group may be subject to material liabilities under these rules and related guidance if, for example, its calculations of taxable income are incorrect (including for years prior to the admission of us to the TPG Operating Group partnership). Further any “push out” election will require consent of (i) a majority of the holders of Common Units and (ii) TPG Group Holdings for the tax periods ending on or prior to December 31, 2021.
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
Under the Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage now or in the future must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Advisers Act if, among other things, our subsidiaries that are registered as investment advisers undergo a change of control. After the Sunset becomes effective, the Class B common stock will have one vote per share instead of ten votes per share, and control over the voting of Class B common stock will be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships and to the other entities holding shares of Class B common stock. Accordingly, GP LLC will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. While we do not believe that the Sunset will result in an assignment under the Advisers Act, there can be no assurance that the SEC or a court would agree. Furthermore, if a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, it could be deemed a change of control of our subsidiaries that are registered as investment advisers, and thus an assignment. If such an assignment occurs, we cannot be certain that our subsidiaries that are registered as investment advisers will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance allocations we earn from such funds and other clients.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock will generally vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until the Sunset becomes effective; provided that, prior to the Sunset, shares of “Free

Float” (as defined under the rules of FTSE Russell relating to the Russell indices) Class A common stock are entitled to at least 5.1% of the aggregate voting power (the “Free Float Threshold”) and the voting power of the Class B common stock will be reduced proportionately until the Free Float Threshold is met. After the Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote, and GP LLC will no longer control the vote of all shares of Class B common stock. Prior to the Sunset, GP LLC will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and members of our Executive Committee and the approval of significant corporate transactions. After the Sunset becomes effective, the control over the votes of TPG Partner Holdings and the Alabama Partnerships will be passed through to the individual partners of TPG Partner Holdings and the Alabama Partnerships, and GP LLC will no longer control the vote of the other entities holding shares of Class B common stock. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2025, we have outstanding 146,507,998 shares of voting Class A common stock and 6,605,963 shares of nonvoting Class A common stock and 224,331,812 shares of Class A common stock that are authorized but unissued that are issuable upon exchange of 224,331,812 Common Units.
Pursuant to the A&R Investor Rights Agreement (as defined herein), our partners, the TPG Partner Vehicles and pre-IPO investors, including certain sovereign wealth funds, other institutional investors and certain other parties that entered into a strategic relationship with us prior to the Reorganization (collectively, “Pre-IPO Investors”), were restricted from transferring or exchanging their Class A common stock, Class B common stock or Common Units, as applicable, prior to the IPO’s second anniversary. Between the IPO’s second and third anniversary, the TPG Partner Vehicles and the TPG partners were able to transfer or exchange up to 33.33% of their Class A common stock, or any shares of Class B common stock or any Common Units, owned as of the IPO’s closing, as applicable; between the IPO’s third and fourth anniversary, the TPG Partner Vehicles and the TPG partners were able to transfer or exchange up to 66.66% of their original holdings of Class A common stock, or any shares of Class B common stock or any Common Units, owned as of the IPO’s closing, as applicable; and after the IPO’s fourth anniversary, the TPG Partner Vehicles and the TPG partners may transfer or exchange up to 100% of their Class A common stock, or any shares of Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement (as defined herein)). Upon an exchange of Common Units for Class A common stock, pursuant to the A&R Exchange Agreement, an equal number of Class B common stock will be cancelled for no additional consideration. The foregoing restrictions were subject to customary exceptions, including with respect to certain existing pledges and assignments of distributions from the TPG Operating Group and for transfers to related parties and charitable organizations.
Pursuant to the A&R Investor Rights Agreement, the API Feeder Partnerships and API partners were restricted from transferring or exchanging any Class A common stock, Class B common stock or Common Units prior to the first anniversary of the closing of the Angelo Gordon Acquisition (as defined herein) (the “Closing”). Between the Closing’s first and second anniversary, the API Feeder Partnerships and API partners were able to transfer or exchange up to 33.33% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; between the Closing’s second and third anniversary, the API Feeder Partnerships and API partners were able to transfer or exchange up to 66.66% of their Class A common stock, Class B common stock or any Common Units directly or indirectly owned as of the Closing, as applicable; and after the Closing’s third anniversary, the API Feeder Partnerships and API partners may transfer or exchange up to 100% of their Class A common stock, Class B common stock or any Common Units, as applicable (in each case, with respect to Common Units, subject to the terms of the A&R Exchange Agreement). Any additional Common Units received by the API Feeder Partnerships and API partners pursuant to the Angelo Gordon Transaction Agreement’s (as defined herein) earnout provisions shall be deemed to have been received as of the date of the Closing and subject to the transfer restrictions descried above.
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
As of December 31, 2025, we had an aggregate of 224,331,812 shares of Class A common stock issuable upon exchange of Common Units that are held by the Common Unit holders of the TPG Operating Group. The holders of Common Units are entitled to have their Common Units exchanged for cash from a substantially concurrent primary equity offering (based on the closing price per share of the Class A common stock on the day before the pricing of such primary equity offering (taking into account customary brokerage commissions or underwriting discounts actually incurred)) or (at our option) shares of our Class A common stock.
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
We use indebtedness as a means to finance our business operations, which exposes us to the typical risks associated with using leverage, including those discussed under “—Dependence on significant leverage by certain of our funds and their investments could adversely affect the ability of our funds to achieve attractive rates of return on those investments.” We have outstanding senior notes due March 5, 2034, outstanding senior notes due January 15, 2036, outstanding junior subordinated notes due March 15, 2064, outstanding securitization notes due June 20, 2038 and revolving credit facilities with various maturity dates. See Note 11, “Debt Obligations,” to the Consolidated Financial Statements for further information regarding our outstanding indebtedness. We are dependent on financial institutions extending credit to us on reasonable terms to finance our business, and on our ability to access the debt and equity capital markets, which can be volatile. 2025 was marked by periods of turbulence and rapid shifts in market sentiment, driven primarily by trade policy developments, monetary policy adjustments, geopolitical tensions and evolving macroeconomic indicators. Though capital markets were active throughout the year, the underlying backdrop remains fluid. There is no guarantee that financial institutions will continue to extend credit to us or will renew the existing credit agreements we have with them, or that we will be able to refinance our outstanding notes or other obligations when they mature. In addition, the incurrence of additional debt in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing or increase our cost of borrowing. As borrowings under our credit facilities or any other indebtedness mature, we may be required to refinance them by either entering into new facilities or issuing additional debt, which could result in higher borrowing costs, or issuing additional equity, which would dilute existing stockholders. We could also repay them by using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, which could reduce the amount of cash available to facilitate the growth and expansion of our businesses and pay dividends to our stockholders and operating expenses and other obligations as they arise. We may be unable to enter into new facilities or issue debt or equity securities in the future on attractive terms, or at all.
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
•continue growing our businesses, including:
•seeding new strategies;

•warehousing investments or seeding portfolios for the benefit of one or more of our funds or other investment vehicles pending the expected contribution of committed capital by the investors in such vehicles and advancing capital to them for other operational needs;
•pursuing strategic investments or acquisitions;
•funding our capital commitments made to existing and future funds and co-investments;
•meeting any net capital requirements of our broker-dealer or funding obligations of our capital markets business; and
•otherwise supporting investment vehicles that we sponsor;
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
These liquidity requirements are significant and, in some cases, involve capital that will remain invested for extended periods of time. As of December 31, 2025, we had approximately $595.9 million of remaining unfunded capital commitments to our funds. Our commitments to our funds will require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows from realizations of investments to fund them. We have used our balance sheet to provide credit support to the facilities used by certain personnel in connection with their commitments to our funds and to facilitate and manage the investments by partners, employees and other participants in certain of our funds. In addition, we have used our balance sheet to provide credit support to backstop certain clawback obligations to our funds. We have also used our balance sheet to provide credit support for guarantees related to certain operating leases for our offices.
In addition, as of December 31, 2025, we had $1,722.5 million of indebtedness outstanding under our credit facilities, outstanding notes and Secured Notes and $826.1 million of cash and cash equivalents. Depending on market conditions, we may be unable to refinance or renew all or part of our outstanding notes, Secured Notes or our credit facilities, or find alternate sources of financing (including issuing equity), on commercially reasonable terms or at all. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position. Furthermore, the incurrence of additional debt by us or our subsidiaries in the future could result in downgrades of our existing corporate credit ratings, which could limit the availability of future financing and increase our costs of borrowing.
From time to time, our broker-dealer makes significant drawdowns under a revolving credit facility to satisfy net capital requirements arising from its underwriting commitments. These drawdowns could also put pressure on our liquidity or limit our ability to allocate our capital efficiently across our businesses. To the extent we do not have access to our broker-dealer’s revolving credit facility or other liquidity, regulatory net capital requirements could limit our broker-dealer’s ability to participate in underwriting or other transactions.
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
A portion of the indebtedness used to finance our funds’ investments often includes leveraged loans and debt instruments privately placed with institutional investors. Availability of capital from the leveraged loan, high-yield, private debt markets and banks is subject to market volatility, and there may be times when our funds might not be able to access those markets at attractive rates, or at all, when completing an investment. Additionally, to the extent there is a reduction in the availability of financing for extended periods of time, the purchasing power of a prospective buyer may be more limited, adversely impacting the fair value of our funds’ investments and thereby reducing the acquisition price.
We also have relied, and may in future rely, on banks for financing. In March 2013, the U.S. Federal Reserve Board and other U.S. federal banking agencies issued updated leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance may limit the amount or cost of financing we are able to obtain from banks for our transactions, and as a result, the returns on our investments may suffer. While the 2013 leveraged lending guidance’s status remains uncertain following an October 2017 Government Accountability Office determination to submit the guidance to U.S. congressional review, it’s possible the U.S. federal bank regulatory agencies could apply the leveraged lending guidance in its current form or implement a revised or new rule that limits leveraged lending. Such regulatory action could limit the amount, and increase the cost, of bank financing available for our business.
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
•give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;
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
A period of sharply rising interest rates could create downward pressure on the price of real estate, increase the cost and availability of debt financing for the transactions our funds pursue and decrease the value of fixed-rate debt investments made by our funds, each of which may have an adverse impact on our business. Interest rates rose steadily in 2023 and, although the U.S. Federal Reserve initiated a series of interest rate cuts in late 2024 that continued throughout 2025, there can be no guarantee that interest rates will continue to decline. A rise in interest rates may have further material adverse impacts on our business and that of our investment funds and their investments. In addition, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing, including higher equity requirements or more restrictive covenants, could have a material adverse impact on our business and that of our investment funds and their investments. Moreover, the financing of new investments or the operations of our funds’ investments may become less attractive due to limitations on the deductibility of net interest expense. See “—Risks Related to Our Industry—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.”
If our funds are unable to obtain committed debt financing for potential investments, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an investment, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments. Furthermore, any failure by lenders to provide previously committed financing can also expose us to potential claims by sellers of businesses that we may have contracted to purchase.
Our funds’ portfolio companies also regularly utilize the corporate loan and bond markets to obtain financing for their operations. Certain portfolio companies are facing, or may face in the future, increased credit and liquidity risk due to volatility in financial markets, increased costs of existing floating rate indebtedness in a rising interest rate environment, reduced revenue streams and limited or higher cost of access to preferred sources of funding, which could negatively affect us or our funds’ investments. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may negatively impact the financial results of those investments and, therefore, the investment returns on our funds.
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
Risks Related to Our Industry
The alternative asset management business is intensely competitive, which could have a material adverse effect on our results of operations, financial condition and cash flow.
We compete as an alternative asset management firm for both fund investors and investment opportunities. The alternative asset management business is highly fragmented, with our principal competitors being sponsors of private funds and operating companies acting as strategic buyers of businesses. Competition for fund investors is based on a variety of factors, including:
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
•some of our competitors may be more successful than we are in the development of new or customized products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to private credit products that are developed for individual investors or that target insurance capital;
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
•some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on AI, and new competitors may enter the alternative asset management space using new investment platforms based on AI;
•some investors may prefer to pursue investments directly instead of investing through one of our funds;
•some investors may prefer to invest with an investment manager that is not publicly traded, is smaller or manages fewer investment products; and
•other industry participants continuously seek to recruit our investment professionals and other key personnel away from us.
We may lose investment opportunities in the future if we do not match investment prices, structures and terms offered by competitors. For example, competitors that are corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may allow them to submit a higher bid. Alternatively, we may experience decreased investment returns and increased risks of loss if we match investment prices, structures and terms offered by competitors. As a result, if we are forced to compete with other investment firms on the basis of price, we may be unable to maintain our current fees or other terms. There is a risk that management fees and performance allocations in the alternative asset management industry will decline, without regard to the historical performance of a manager. Management fee or performance allocation income reductions on existing or future funds, without corresponding decreases in our cost structure, would negatively impact our revenues and profitability and could have a material adverse effect on our results of operations, financial condition and cash flow.
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
TPG and our portfolio companies face risks associated with climate change, including risks related to climate-related business trends and risks stemming from the physical and transitional impacts of climate change and the impact of climate-related legislation, funding, regulation and deregulation (both domestically and internationally). In addition, uncertainties related to climate change and climate change-related regulation may adversely impact our dedicated climate impact and climate transition infrastructure investing products or other related funds, and their respective investments.
New climate change-related regulations, rescission or modification of existing regulations or appropriations or changes in interpretations of existing requirements may result in changes to subsidies, tax, permitting and other requirements and/or enhanced disclosure obligations, which could negatively affect us or our portfolio companies and/or materially increase our or their regulatory burden. The Trump Administration has begun to implement significant changes to environmental and energy policies from those that were in place under the Biden Administration. Such changes may be material to us or our portfolio companies. Conversely, to the extent a jurisdiction introduces new regulatory requirements, whether the U.S. federal government, a U.S. state or a foreign jurisdiction, increased regulations generally increase our or our portfolio companies’ costs, and we or they could continue to experience higher costs if new laws and regulatory requirements require us or them to, among other things, spend more time, hire additional personnel or buy new technology to comply effectively. Compliance with climate- and other sustainability-related rules could result in increased legal and compliance costs and expenses which would be borne by us and our funds. See “—Risks Related to Our Business— Sustainability-related compliance and reporting may result in increased compliance costs, litigation or enforcement actions, reputational harm, irreconcilable inconsistencies across jurisdictions and/or some investors not investing in or seeking to exit our funds.” At the portfolio company level, while we have invested in sectors that are inherently lower carbon intensity (e.g., technology and healthcare), which decreases some exposure to energy transition risk, there are individual portfolio companies in these and other sectors that could face transition risks related to carbon-related regulations or taxes or there is shifting demand for the companies’ products or services.
In addition, TPG faces business trend-related climate risks. For our portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. Not addressing these changed expectations could create business model disruptions and other risks for portfolio companies, which could negatively impact the returns in our funds. Furthermore, certain fund investors consider sustainability factors, including climate risks, in determining whether to invest in our funds.
Further, significant physical effects of climate change, including extreme weather events such as fires, hurricanes or floods, can cause considerable damage to portfolio companies and investments and negatively impact returns, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas. Increases in the effects of climate change are expected to exacerbate the frequency and impact of weather and climate related events and conditions.
While we believe the geographic distribution of our portfolio diversifies TPG’s physical climate risk, some physical risk is inherent in the companies in our portfolio, particularly in some real estate holdings and Asia- and Africa-based investments and in the unknown potential for extreme weather that could occur related to climate change.

We expect some funds to face additional climate-related risks of a different nature. For example, deregulation or non-implementation of additional regulation, particularly in the United States, U.K. and EU, around climate change and carbon output control could lead to diminished market demand in various investment sectors. Additionally, implementation of the Paris Agreement and other climate-related initiatives and the pace of private actors seeking to reduce greenhouse gas emissions are uncertain. Uneven or slow implementation could negatively impact the speed of growth for the companies in certain funds. Further, non-implementation, or the rollback of energy subsidies designed to enable the energy transition, may negatively impact the financial performance of certain investments. In addition, jurisdictions could classify fund investments differently in terms of their contributions to climate change mitigation and/or the energy transition, which could open some assets to transition risks.
Difficult economic and market conditions could negatively impact our businesses in many ways, including by reducing the value or hampering the performance of our funds’ investments or reducing our funds’ ability to raise or deploy capital, each of which could have a material adverse effect on our results of operations, financial condition and cash flow.
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside of our control, such as fluctuating interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation and regulations on the financial industry), pandemics or other severe public health events, trade barriers, commodity prices, currency exchange rates and controls, national and international political circumstances (including government shutdowns, wars, threatened military conflicts, terrorist acts or security operations) and the effects of climate change. Recently, markets have been affected by U.S. interest rates, inflation, the imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners, slower economic growth or recession, changes in U.S. tax regulations and geopolitical events such as the ongoing war in Ukraine and conflicts in the Middle East. These conditions, events and factors are outside our control and may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
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
Market volatility could also negatively impact our fundraising efforts in several ways. We generally raise capital for a successor fund following the substantial and successful deployment of capital from the existing fund. Poor performance by existing funds as a result of market conditions could impair our ability to raise new funds as could any change in or rebalancing of fund investors’ asset allocation policies. Investors often allocate to alternative asset classes based on a target percentage of their overall portfolio. If the value of an investor’s portfolio decreases as a whole, the amount available to allocate to alternative assets could decline. Further, investors often take into account the amount of distributions they have received from existing funds when considering commitments to new funds. General market volatility or a reduction in distributions to investors could cause investors to delay making new commitments to funds or negotiate for lower fees, different fee sharing arrangements for transaction or other fees and other concessions. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed, and a decrease in the amount an investor commits to our funds could have an impact on the ultimate size of the fund and amount of management fees we generate.
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
In recent years, the SEC and its staff have focused on issues relevant to global investment firms and have formed specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and their employees. Such actions and settlements involving U.S.-based private fund advisers generally have involved a number of issues, including the undisclosed allocation of the fees, costs and expenses related to unconsummated co-investment transactions (i.e., the allocation of broken-deal expenses), undisclosed legal fee arrangements affording the adviser greater discounts than those afforded to funds advised by such adviser, the undisclosed acceleration of certain special fees and the handling of material non-public information. We have in the past and may in the future be subject to SEC enforcement actions and settlements. Recent SEC focus areas have also included the use and compensation of, and disclosure regarding, operating partners or consultants, outside business activities of firm principals and employees, group purchasing arrangements, compliance with the SEC’s custody rule, compliance with the SEC’s marketing rule, management fee calculations, use of affiliated service providers, general conflicts of interest disclosures and cybersecurity. We generally expect the SEC’s oversight of global investment firms to continue to focus on concerns related to transparency, investor disclosure practices, handling of material non-public information, fees and expenses, valuation, compliance policies and procedures and conflicts of interest, which could impact us in various ways. Although we have a robust compliance program in place, it is possible this enforcement activity will target practices that we believe are compliant and that were either previously examined without sanction or not targeted before. We regularly are subject to requests for information and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate. For example, in October 2022, the Company received a document request from the SEC focusing on the use and retention of business-related electronic communications, which, as has been publicly reported, is part of an industry-wide review. The Company cooperated with the SEC’s investigation and reached a settlement, which was announced in January 2025. See Note 16, “Commitments and Contingencies—Legal Actions and Other Proceedings.”
Various new regulations have been proposed and/or adopted over the past few years applicable to private fund advisers. These initiatives include:
•Amendments to Regulation S-P adopted in May 2024 apply privacy safeguarding requirements directly to investment advisers that manage private funds. See “—Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.”
•In February 2022, the SEC proposed rules that would have required investment advisers to adopt cybersecurity policies and procedures reasonably designed to address cybersecurity risks, implement monitoring and protections and disclose certain information about cybersecurity risks and incidents; however, that proposal was subsequently withdrawn and not adopted. Notwithstanding the withdrawal, the SEC continues to bring enforcement actions under existing authorities where registrants fail to develop and implement cybersecurity protections that it deems appropriate and adequate to protect against cybersecurity incidents.
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
The current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, tariff, economic, environmental and other policies under the Trump administration could lead to disruption, instability and volatility in the global markets. The consequences of previously enacted legislation could also impact our business operations in the future. For example, bipartisan legislation enacted in August 2018 has increased and may continue to significantly increase the number of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”), which has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. CFIUS’ expanded jurisdiction may reduce the number of potential buyers of certain of our funds’ portfolio companies and thus limit the ability of our funds to exit from certain investments, as well as limit our flexibility in structuring or financing certain transactions. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 which, among other things, includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations and a 1% excise tax on share repurchases. Such changes could materially increase the taxes imposed on us or our funds’ portfolio companies. On July 4, 2025, the bill referred to as the “One Big Beautiful Bill Act” (the “OBBBA”) was enacted into law. The OBBBA resulted in significant changes to the Code, including changes to the taxation of international businesses, more favorable interest deductibility and accelerated asset depreciation. Certain aspects of the OBBBA are unclear and require substantial future guidance from the U.S. Department of the Treasury and other governmental agencies. See “—Risks Related to Taxation—Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate and tax liability.” Further, negative public sentiment could lead to heightened scrutiny and criticisms of our business model generally, or our business and investments in particular.
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
The regulation of derivatives, including commodity interest transactions, in the United States and other jurisdictions, is an evolving area of law and is subject to ongoing modification by governmental, self-regulatory organization and judicial action. We and our affiliates enter into derivatives transactions for various purposes, including to manage the financial risks related to our business. Accordingly, the impact of this evolving regulatory regime on our business is difficult to predict, but it could be substantial and adverse.
Managers of certain pooled investment vehicles with exposure to certain types of derivatives may be required to register with the CFTC as commodity pool operators and/or commodity trading advisors and become members of the National Futures Association (the “NFA”). As such, certain of our or our affiliates’ risk management or other commodity interest-related activities may be subject to CFTC oversight. To date, we have concluded that the covered activities in which our affiliates engage do not rise to the level of requiring the affiliates to register with the CFTC or become members of the NFA, and instead, these affiliates rely on exemptions from CFTC registration requirements. As part of ensuring the affiliates continue to be exempt from registration, we have instituted procedures to, as applicable, monitor our affiliates’ compliance with the requirements of exemptions on which they rely and comply with exemption renewal requirements. In the event that our affiliates no longer qualify for an exemption from registration, such affiliates could become subject to a wide range of other regulatory requirements, such as reporting, recordkeeping and operational requirements as well as periodic examinations.
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
We are subject to a number of laws and regulations governing payments, offers and contributions to or for the benefit of public officials or other parties, including restrictions imposed by the FCPA. The FCPA prohibits bribery of foreign public officials, government employees and political party officials and requires public companies in the United States to keep books and records that accurately and fairly reflect their transactions. In addition, the U.S. Department of Commerce and the U.S. Department of State administer and enforce certain export control laws and regulations, and OFAC and the U.S. Department of State administer and enforce economic sanctions based on U.S. foreign policy and national security goals against targeted countries, jurisdictions, territories, regimes, entities, organizations and individuals. These laws and regulations relate to a number of aspects of our businesses, including servicing existing fund investors, finding new fund investors and sourcing new investments, as well as the activities of our funds’ portfolio companies. U.S. government regulators, including the U.S. Department of Justice, the SEC and OFAC, have devoted significant resources to enforcement of these laws. The U.S. government has also recently used sanctions and export controls to address broader foreign and international economic policy goals, including with respect to certain industries and technologies. Moreover, the U.S. Department of Justice has also recently adopted updated guidance with respect to the FCPA, prioritizing national security links, including cartels and transnational criminal organizations.
In September 2024, FinCEN published a rule requiring registered investment advisers and exempt reporting advisers to, among other measures, adopt an anti-money laundering program and file certain reports with FinCEN. The rule also delegates authority to the SEC to monitor compliance with these requirements. Although FinCEN has since delayed implementation of this rule, we expect our investment advisory business to be subject to additional anti-money laundering obligations in due course.
Certain investments or divestments by our funds that involve a national security nexus may be subject to review and approval by CFIUS. The Foreign Investment Risk Review Modernization Act (“FIRRMA”) and related regulations significantly expanded the types of transactions that are subject to the jurisdiction of CFIUS. Under FIRRMA, CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate. Such limitations and restrictions may prevent our funds from pursuing certain investments, cause delays with respect to consummating investments, require our funds to consummate an investment on terms that are less advantageous than would be the case absent such restrictions, reduce the number of potential buyers and/or limit the ability of our funds to exit from certain investments.
Congress has also enacted the Protecting Americans’ Data from Foreign Adversaries Act of 2024, which establishes new restrictions on transfers of certain personally identifiable sensitive data to foreign adversary countries and entities controlled by a foreign adversary. Similarly, U.S. Department of Justice “Data Security Program” regulations issued pursuant to Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” restrict, and in some cases prohibit, data transfers involving countries of concern or covered persons, including the People’s Republic of China (including Hong Kong and Macau), Russia, Iran, North Korea, Cuba and Venezuela, which involve certain U.S. government-related data and bulk human ‘omic, geolocation, biometric, health, financial and other sensitive personal data. The Data Security Program applies even to data that have been de-identified, anonymized or encrypted. Entities organized under laws of the United States as well as U.S. persons are restricted in their ability to provide access to such data to such countries as well as “covered persons” that have certain nexuses to such countries, and they are also required to prohibit foreign parties from making an “onward transfer” of such data to countries of concern and covered persons. These restrictions may inhibit or preclude our ability to fully realize the value of such data, to use such data effectively or efficiently or to engage in some data transactions that would otherwise be available to entities not subject to the Data Security Program.
Effective January 2, 2025, the Treasury Department’s China-focused Outbound Investment Security Program requires notification of and, in some cases, prohibits certain investments by U.S. persons in companies that have a nexus to China and are involved in advanced technologies in the AI, semiconductor or quantum information sectors. These requirements, as may be amended or supplemented from time to time, may prevent our funds from pursuing or exiting certain investments.
Non-U.S. anti-bribery, anti-corruption or anti-money laundering laws, economic sanctions or other export control laws may impose stricter or more onerous requirements than U.S. law, and compliance with such non-U.S. laws may disrupt our business or cause us to incur significantly more costs. A number of other countries, including countries where we and our funds’ portfolio companies maintain operations or conduct business, have also expanded significantly their enforcement activities, especially in the anti-corruption area. For example, in the U.K., we are subject to laws regarding the prevention of money laundering and the financing of terrorism as well as laws prohibiting bribery, facilitation of tax evasion and fraud. Differences between such U.S. and non-U.S. laws increase the risks and complexities of compliance and sometimes present actual conflicts of law (especially with respect to sanctions and export controls). We cannot predict the nature, scope or effect of future regulatory requirements to which we might be subject or the manner in which existing laws might be administered, interpreted or enforced.
While we have developed and implemented policies and procedures designed to ensure compliance with applicable sanctions, anti-bribery, data transfer and export control laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disbarment and a general loss of investor confidence, any one of which could have a material adverse effect on our results of operations, financial condition and cash flow. In addition, depending on the circumstances, we could be liable for violations of applicable anti-corruption, sanctions or export control laws committed by companies in which we or our funds invest (including via successor liability). Our funds’ portfolio companies’ compliance policies and procedures may not prevent all instances of money laundering, bribery, dealings with sanctioned jurisdictions or parties or other prohibited transactions, including those arising from actions by employees, for which we or they might be held responsible. Allegations that our funds’ portfolio companies engaged in conduct that has violated anti-corruption, economic sanctions or export control laws could negatively impact us, create legal liability or cause reputational and business harm that could negatively impact a fund’s investments. If we fail to comply with this multitude of laws and regulations, even where conflicts of law arise, we could be exposed to claims for damages, civil or criminal penalties, reputational harm, incarceration of our employees, restrictions on our operations (including disbarment) and other liabilities, which could have a material adverse effect on our results of operations, financial condition and cash flow.
Regulatory initiatives in jurisdictions outside the United States could negatively impact our business.
Similar to the United States, the current environment in non-U.S. jurisdictions in which we operate, in particular the EU, the U.K., India, Japan and Korea, has become subject to an expanding body of regulation. Governmental regulators and other authorities have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business.
EU and U.K. Regulatory Framework. As described under “Item 1. Business—Regulation and Compliance,” our two entities authorized and regulated in the U.K., TPG Europe and AG Europe, are subject to various regulations. As our business continues to grow in Europe, these U.K. authorized entities may be brought within scope of new rules that apply to larger, more complex businesses, which may impose additional costs or restrictions on how those entities operate. Our funds established, or registered for marketing, in the EU or the U.K. are also subject to EU and U.K. legislation, including the Alternative Investment Fund Managers Directive (“AIFMD”). AIFMD imposes regulatory obligations on us principally with respect to the marketing of our funds to EU and U.K. investors. These regulatory requirements increase the costs and administrative burden of establishing and operating our funds. Ongoing legislative developments may impose further restrictions, costs and complexity. For example, AIFMD amendments to be implemented in April 2026 (under AIFMD II), will introduce new rules for funds managed or marketed in the EEA, including substantive requirements and restrictions on open-ended funds and funds that “originate loans.” These new requirements will impose additional costs on our business as we implement measures to comply with AIFMD II and will also impose new restrictions on how our European managed funds operate. In addition, certain of our funds’ portfolio companies are subject to EU and U.K. regulation that affect their business and, in the case of violations, could result in a range of sanctions.
Anti-Money Laundering. During 2020, two new EU Anti-Money Laundering (“AML”) Directives came into force: the fifth AML EU Directive (“AMLD5”) and the sixth AML EU Directive (“AMLD6”). AMLD5 was implemented into U.K. law on January 10, 2020. The changes under AMLD5 include new, more stringent customer due diligence measures and reporting requirements. AMLD5 has added complexity to our internal processes and any perceived or actual shortcomings in our adoption of AMLD5 could create reputational and legal risks to our business. AMLD6 harmonizes the definition of money laundering across the EU, expands the number of offenses that fall under the definition of money laundering and extends criminal liability to include punishments for legal persons. Since the U.K.’s withdrawal from the EU, each of the U.K. and EU has continued to develop its own autonomous AML regulatory regimes. More recently, the EU has introduced the Anti-Money Laundering Regulation (“AMLR”), which was adopted in 2024 with the main provisions coming into force in 2027. Among other things, the AMLR creates a new EU AML Authority, which will begin direct supervision of some large institutions in the EU in 2028, and an EU-wide single rulebook. The divergence of applicable regulatory regimes increases the risks and complexities of compliance.
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

Hong Kong Security Law. The National People’s Congress of China passed a national security law (the “National Security Law”) in 2020 that criminalizes certain offenses, including secession, subversion of the Chinese government, terrorism and collusion with foreign entities. The National Security Law also applies to non-permanent residents. Although the extra-territorial reach of the National Security Law remains unclear, there is a risk that its application to conduct outside the Hong Kong Special Administrative Region of the People’s Republic of China (“Hong Kong”) by non-permanent residents of Hong Kong could limit the activities of or negatively impact us, our funds and/or our funds’ portfolio companies. The United States, the U.K. and several EU countries have expressed concerns regarding the National Security Law. The United States and other countries may take action against China, its leaders and leaders of Hong Kong, which may include the imposition of sanctions or tariffs. Escalation of tensions resulting from the National Security Law, including conflict between China and other countries, protests and other government measures, as well as other economic, social or political unrest in the future, could negatively impact the security and stability of the region and have a material adverse effect on countries in which we, our funds and our funds’ portfolio companies or any of their respective personnel or assets are located. While we maintain offices in Hong Kong and our funds invest in portfolio companies that operate in Hong Kong or are currently or expected to be listed on the Stock Exchange of Hong Kong (which investments comprise approximately 0.1% of our AUM), none of our funds invests exclusively in Hong Kong; our Hong Kong operations, including our personnel and investments, do not represent a significant portion of our business; and our portfolio companies do not generally engage in commercial practices that would implicate the National Security Law. Nevertheless, the aforementioned risks, including an expansionary application of the National Security Law in unpredictable circumstances by the Chinese authorities, and any downturn in Hong Kong’s economy could negatively impact the industries in which we participate, negatively impact our, our funds’ or their portfolio companies’ operations and have a material adverse effect on our results of operations, financial condition and cash flow. See “—Risks Related to Our Business—Changes in China’s governmental policies could have an adverse effect on our business and operations.”
Any perceived or actual failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
We and our funds’ portfolio companies collect personally identifiable information and other sensitive and confidential data as an integral part of our business processes. The interpretation and application of privacy laws or regulations in the United States, EU (and its member states), the U.K. and elsewhere is developing and sometimes uncertain, and increasingly laws or regulations in one country may be inconsistent with, or contrary to, those of another country. Federal, state and foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy. Any of our U.S. operations may be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR.
Our compliance obligations include those relating to U.S. data privacy and security laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (together, the “CCPA”), which provides for enhanced consumer protections for California residents, a private right of action with statutory damages for certain data breaches and statutory fines for other CCPA violations, as well as a requirement of “reasonable” cybersecurity. The CCPA generally applies to businesses that collect personal information about California consumers, and either meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. Additionally, if unauthorized access, acquisition, theft or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices consistent with California law, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California has established a state agency focused on the enforcement of the CCPA, which is leading to greater levels of regulation and enforcement and greater costs related to compliance.
Nearly twenty other states in the United States have either passed, proposed or are considering comprehensive privacy laws and regulations generally similar to the CCPA and GDPR (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, the Virginia Consumer Data Protection Act passed March 2, 2021, the Colorado Privacy Act passed on July 8, 2021, the Utah Consumer Privacy Act passed on March 24, 2022 and the Connecticut Data Privacy Act passed on May 10, 2022, all of which have become effective), which could impose similarly significant costs, potential liabilities and operational and legal obligations. Such laws and regulations vary from jurisdiction to jurisdiction, with certain provisions being materially different and more restrictive than provisions in California, thus further increasing costs, operational and legal burdens, as well as the potential for significant liability.

Many foreign countries and governmental bodies, including the EU, U.K. and other relevant jurisdictions where we and our funds’ portfolio companies conduct business, have laws and regulations concerning the collection and use of personally identifiable information and other data about individuals in those countries, or by businesses operating within those jurisdictions that are more restrictive than those in the United States. These more restrictive laws include the GDPR, the U.K. GDPR, the Hong Kong Personal Data (Privacy) Ordinance and the Australian Privacy Act. Privacy and cybersecurity laws in Singapore, Japan, Korea, Dubai, Abu Dhabi, India and other jurisdictions may also impact data in those jurisdictions. Laws and regulations in China may require the localization of certain personally identifiable information, or other information, and may subject businesses operating in China to intrusive governmental inspections. These laws and regulations impose onerous privacy obligations on us in the United States and internationally.
We potentially remain exposed to liability, particularly given the continued and rapid development of privacy laws and regulations around the world and increased enforcement action. Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory enforcement actions and liability (which could include civil or criminal penalties), third-party liability, litigation (including class claims), increased costs, disruption of our and our funds’ portfolio companies’ business and operations and loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply continue to increase.
Artificial Intelligence. In May 2024, the EU approved a new regulation on AI (the “EU AI Act”), parts of which have already taken effect and the remainder of which will take effect by August 2027. The EU AI Act is a legal framework that governs the development and deployment of AI in the EU. The framework bans certain uses of AI outright and imposes material obligations on both the providers and deployers of certain other AI activities. Violations are subject to potentially significant fines, and regulators have powers to remove non-compliant products from the EU market. The Colorado Artificial Intelligence Act and other U.S. statutes may also impact our ability to use AI, restrict innovations or result in liability for prohibited uses of AI technologies. Other jurisdictions, such as Canada and Brazil, are also considering similar legal frameworks.
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
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by the tax authorities, the tax authorities could challenge our interpretation, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Regarding the impact of our status as a corporation on our income taxes, see Note 12, “Income Taxes,” to the Consolidated Financial Statements.
Tax laws, regulations or treaties newly enacted or enacted in the future may cause us to revalue our net deferred tax assets and have a material change to our effective tax rate and tax liabilities. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted in the United States. The IRA, among other things, includes a 15% minimum tax on adjusted financial statement income of corporations with average annual adjusted financial statement income in excess of $1 billion over a three-year period, a 1% excise tax on stock repurchases and additional clean energy tax incentives. There are significant uncertainties relating to the application of the IRA. Although the IRS and Treasury have released certain guidance under the IRA, including proposed regulations and other guidance regarding the 15% minimum tax and final regulations regarding the 1% excise tax, significant uncertainties remain after such guidance was issued, and it is not clear when additional guidance will be issued or whether the proposed regulations will be finalized. The Company will continue to evaluate its future impact if additional guidance is issued by the U.S. Department of the Treasury. Moreover, the OBBBA was enacted into law in the United States on July 4, 2025. The OBBBA resulted in significant changes to the Code, including changes to the taxation of international businesses, more favorable interest deductibility and accelerated asset depreciation, as well as making certain temporary provisions of the Tax Cuts and Jobs Act permanent. Certain aspects of the OBBBA are unclear and require substantial future guidance from the U.S. Department of the Treasury and other governmental agencies. In addition, the U.S. Congress could, in the future, revise or repeal the provisions in the OBBBA or enact other tax law changes, and we are unable to predict which, if any, U.S. tax reform proposals will be enacted into law, and what effects any enacted legislation might have on the Company.
The U.S. Congress, the Organization for Economic Co-operation and Development (the “OECD”) and other government agencies in jurisdictions in which we invest or do business remain focused on the taxation of organizations, such as TPG. The OECD, which represents a coalition of member countries, is contemplating changes to numerous longstanding tax principles through its base erosion and profit shifting (“BEPS”) project, which focuses on a number of issues, including profit shifting among affiliated entities in different jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the proposed measures, including measures relating to the deductibility of interest expense, local nexus requirements, transfer pricing, treaty qualification and hybrid instruments could potentially be relevant to some of our ownership structures and could have an adverse tax impact on us, our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because the timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of the BEPS proposals. If implemented, these and other proposals could result in increased taxes on income from our investments and increased non-U.S. taxes on our management fees. In addition, on October 8, 2021, the OECD/G20 inclusive framework on BEPS (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform under the BEPS project originally agreed on July 1, 2021, and a timetable for implementation. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market countries where such allocated profits would be taxed, and under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis. Over 130 members of the Inclusive Framework are participating in the two-pillar plan. The OECD has published model rules and other guidance with respect to the two-pillar plan, and further additional guidance and commentary was published throughout 2024 and 2025 and most recently in January 2026. A number of jurisdictions, including the United Kingdom and certain European Union Member States, have introduced legislation to implement aspects of the pillar two proposals with effect from December 31, 2023 (broadly, the “income inclusion rule” and the “domestic top-up tax”) with further aspects introduced from December 31, 2024 (broadly, the “undertaxed payments rule”). As the pillar two proposals have partially taken effect in some, but not all, jurisdictions for the taxable year beginning on January 1, 2025, there is still uncertainty as to how the pillar two proposals will be applied evenly during this transition period. In particular, further to the statement released by the G7 on June 28, 2025 which confirmed that agreement has been reached concerning the operation of a “side-by-side” solution to the application of Pillar Two to U.S. parented groups, we will evaluate the Administrative Guidance published by the OECD on January 5, 2026 in relation to the side-by-side package and other matters (including safe harbors and other simplification measures). We are currently monitoring the developments of the two-pillar plan and are evaluating its potential impact on our financial results, though the implementation of any new legislation could negatively impact us, our funds, our funds’ portfolio companies and our investors.

Legislative changes have been proposed that would, if enacted, modify the tax treatment of partnership interests. If this or any similar legislation or regulation were to be enacted and apply to us, we could incur a substantial increase in our compensation costs and it could result in a reduction in the value of our Class A common stock.
Under the Tax Cuts and Jobs Act (the “TCJA”), investments must be held for more than three years, rather than the prior requirement of more than one year, for performance allocations to be treated for U.S. federal income tax purposes as capital gain. In connection with the enactment of the IRA, certain proposals were made, that if enacted, would have significantly extended the required holding period rules and the scope of the rules governing the taxation of certain performance allocations. While these proposals were not ultimately included in the IRA, those proposals, or other similar proposals, could be adopted pursuant to future legislation. The longer holding period requirement under the TCJA (or as may be enacted under any current future proposals) may result in some or all of our performance allocations being treated as short-term capital gain, which would materially increase the amount of taxes that our employees and other key personnel holding equity would be required to pay. In January 2021, the IRS released regulations implementing the performance allocation provisions that were enacted as part of the TCJA, but some uncertainties remain after such regulations were issued. Although most proposals regarding the taxation of performance allocations still require gain realization before applying short-term capital gain rates, legislation has been proposed that would assume a deemed annual return on performance allocations and tax that amount annually, with a true-up once the assets are sold. In addition, following the TCJA, the tax treatment of performance allocations has continued to be an area of focus for policymakers and government officials, which could result in a further regulatory action by federal or state governments. For example, certain states, including New York and California, have proposed legislation to levy additional state tax on performance allocations. Tax authorities and legislators in other jurisdictions that TPG has investments or employees in could clarify, modify or challenge their treatment of performance allocations. See “Risks Related to Our Industry—Changes in the U.S. political environment and financial regulatory changes in the United States could negatively impact our business.”
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
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Risk Management and Strategy
We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include risk assessments of internal and external threats to the confidentiality, integrity and availability of our data and systems along with other material risks to our operations.
These risk assessments inform our cybersecurity program and the continued development of a layered set of controls aimed at preventing, detecting and responding to threats. Our administrative, organizational, technical and physical security controls include, but are not limited to, policies and procedures, system hardening vulnerability scanning and patching, employee training and awareness, third-party risk management processes, backup and recovery processes, access controls, data encryption in transit and at rest, network perimeter controls and identity verification. When we engage service providers who will have access to sensitive data or our systems and facilities, our Cybersecurity team assesses each service provider’s administrative and technical security controls. In addition, as appropriate, we seek to include provisions in our service provider agreements that address our requirements as well as industry best practices related to data and cybersecurity, as well as our rights to assess, monitor, audit and test such service providers’ cybersecurity programs and practices.
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
Governance
We have established an Enterprise Risk Committee (“ERC”) to manage overall risk across the Company including cybersecurity risks identified by the Cybersecurity team; the ERC includes representatives from relevant functions and is led by our CEO. We have also established an Operational Risk Committee (“ORC”) which is responsible for applying the policy decisions of the ERC. Operational responsibility for ensuring the adequacy and effectiveness of our cybersecurity risk management, control and governance processes is assigned to our Chief Information Security Officer (“CISO”), who periodically reports, among other things, potentially material cybersecurity incidents to the ORC and reports to the ERC at least annually. The Cybersecurity team also regularly coordinates with other key stakeholders within the firm, including Compliance, Human Resources, Internal Audit and Legal.
The CISO leads the Company’s Cybersecurity team, which is responsible for implementing, maintaining and enforcing our cybersecurity program. Our CISO previously held various leadership roles within the Technology Risk department of one of the world’s largest banking institutions over a 17-year period. He holds a Bachelor of Science in Electrical Engineering and Mathematics from the University of Texas at Arlington and is a Certified Information Systems Security Professional (CISSP). Our Cybersecurity team possesses a variety of cybersecurity skill sets and extensive expertise obtained through decades of experience, numerous industry certifications, and advanced degrees. The Cybersecurity team continues to take steps to maintain up-to-date knowledge of evolving cybersecurity threats and countermeasures.

The Audit Committee of our Board of Directors has primary oversight over our cybersecurity program. The CISO reports at least annually to the Audit Committee and such report may address overall assessment of the Company’s compliance with our cybersecurity policies, including risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses, and recommendations for changes and updates to policies and procedures.
As of the date of this report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Cyber criminals do, however, target TPG and our employees and service providers. Ongoing or future attacks such as these could have impacts on TPG’s operations. For additional information on these ongoing risks please refer to “Part 1. Item 1A.—Risk Factors—Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.”
Item 2. Properties
Our principal executive offices are located in leased office space at 301 Commerce Street, Fort Worth, Texas 76102. We also lease office space in Amsterdam, Beijing, Chagrin Falls, Chicago, Dubai, Frankfurt, Guangdong, Hong Kong, London, Los Angeles, Luxembourg, Melbourne, Miami, Milan, Mumbai, New York, San Francisco, Seoul, Shanghai, Singapore, Tokyo and Washington, D.C. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.
Item 3. Legal Proceedings
From time to time, we are involved in litigation and claims incidental to the conduct of our business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. See “Item 1A.—Risk Factors—Risks Related to Our Industry—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. Increased regulatory focus on the alternative asset industry or legislative or regulatory changes could result in additional burdens and expenses on our business.” We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our operations, financial position or cash flows. However, given the inherent unpredictability of these types of proceedings, an adverse outcome in certain matters could have a material effect on TPG’s financial results in any particular period. See Note 16, “Commitments and Contingencies,” to the Consolidated Financial Statements included in this Report.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of our Class A common stock are listed on the Nasdaq Global Select Market under the symbol “TPG.”
The number of holders of record of our Class A common stock was 40 as of February 12, 2026. This does not include the number of stockholders that hold shares in “street-name” through banks or broker-dealers. The number of holders of record of our nonvoting Class A common stock and Class B common stock as of February 12, 2026 was one and seven, respectively.
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

We are a holding company, and our only material assets are Common Units representing 41% of the Common Units and 100% of the interests in certain intermediate holding companies. We need to cause the TPG Operating Group to make distributions to us sufficient to pay our taxes and other obligations (including those pursuant to the Tax Receivable Agreement), and if we decide to pay a dividend, in an amount sufficient to cover such dividend. If the TPG Operating Group makes such distributions to us, the other holders of Common Units, including the TPG Partner Vehicles and certain Pre-IPO Investors, will be entitled to receive pro rata distributions. Holders of our Class B common stock will not be entitled to cash dividends distributed by TPG Inc. Holders of Promote Units will not be entitled to cash distributions from the TPG Operating Group, except for certain distributions of performance allocations received by the TPG Operating Group.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Not Applicable.
Item 6. Selected Financial Data
(Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors.” We assume no obligation to update any of these forward-looking statements.
We completed the Peppertree Acquisition on July 1, 2025. Accordingly, the results of TPG Peppertree included in our consolidated results of operations for the year ended December 31, 2025 are from July 1, 2025 through December 31, 2025.
The following discussion includes a comparison of our results for the years ended December 31, 2025 and 2024. For a discussion of our results for the year ended December 31, 2023 and a comparison of results for the years ended December 31, 2024 and 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference.
Business Overview
We are a leading global alternative asset manager with $303.0 billion in assets under management (“AUM”) as of December 31, 2025. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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
2025 was marked by significant volatility and rapid shifts in market sentiment, driven primarily by trade policy developments, monetary policy adjustments, geopolitical tensions and evolving macroeconomic indicators. The year began with heightened uncertainty due to sweeping tariffs announced by the U.S. administration in the first half, which triggered sharp selloffs across equity, credit and commodities. However, as the year progressed, softening of these policies combined with resilient corporate earnings and moderating inflation contributed to a recovery in risk assets and a generally positive market tone in the latter half.
In U.S. equities, the S&P 500, Nasdaq and Dow Jones Industrial Average posted sharp losses in the first quarter amid trade-related uncertainty, but rebounded sharply in the second and third quarters on strong earnings and thematic growth in artificial intelligence and data center investments. For the full year, the S&P 500 returned 16.4%, the Dow Jones Industrial Average 13.0% and the NASDAQ Composite 20.4%. Communication Services, Information Technology and Industrials sectors outperformed with annual returns of 32.4%, 23.3%, and 17.7% respectively. Real Estate, Consumer Staples and Energy were relative laggards, returning (0.3%), 1.3% and 5.0% respectively. Volatility, as measured by the CBOE Volatility Index, spiked in early 2025 but moderated significantly by year-end and closed the year slightly lower on a year-over-year basis. Global equity markets performed in-line or better with U.S. returns, with the MSCI Europe Index rising 16.3%, the MSCI Asia Pacific Index gaining 25.3% and the MSCI World Index rising 19.5% for 2025.

Inflation stabilized throughout 2025, though remains stubbornly above the Federal Reserve's 2.0% target. The November Consumer Price Index (“CPI”) was up 2.7% year-over-year, with core CPI, which excludes food and energy, rising slightly lower at 2.6%. The labor market showed signs of weakening as the year progressed. Non-farm payroll additions averaged approximately 111,000 in the first quarter but turned negative in several months during the second half of the year, including a decline of 105,000 jobs in October. The Unemployment Rate ticked up slightly over the course of the year, standing at 4.6% as of November 2025 versus 4.0% as of January 2025. U.S. GDP contracted at a 0.6% annualized rate in Q1, though increased 3.8% and 4.3% in Q2 and Q3 2025, respectively.
Amid the economic backdrop and cooling labor market, the Federal Reserve lowered interest rates by 0.25% at September, October, and December FOMC meetings bringing cumulative rate cuts for 2025 to 0.75% compared with the 1.00% of cuts in 2024. Following the most recent cut, the Federal Funds target range is 3.75% to 4.00%.
The U.S. Treasury yield curve steepened in 2025, nearly erasing the inversion that had persisted since 2022. Long-term yields climbed while short-term yields declined, influenced by concerns over the U.S. budget deficit and tariff-driven inflation at the long end, and Federal Reserve rate cuts at the short end. Yields at the front end of the curve fell by roughly 60 basis points year-over-year, with the 2-Year Treasury yield ending the year at 3.48%. In contrast, yields at the long end of the curve rose modestly with the 30-Year Treasury finishing the year with a yield of 4.85%, up six basis points year-over-year.
In corporate credit markets, both U.S. and European high yield generated positive performance in the fourth quarter of 2025. According to J.P. Morgan data, U.S. high yield gained 1.5% and the European market returned 0.8% during the three-month period. In the United States, high yield bond spreads narrowed by five basis points during the quarter to 314 basis points compared to 325 at the start of the year. In Europe, high yield spreads tightened by 1 basis point during the quarter to 345 basis points, down from 377 at the beginning of the year. The high yield default rate, measured on a trailing twelve-month basis, increased from 1.4% to 1.9% in the United States and modestly decreased from 3.3% to 3.2% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a 1.3% return, and the J.P. Morgan European Leveraged Loan Index posted a 0.9% return for the fourth quarter of 2025. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 7.7% and 435 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.5% and 500 basis point spread.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 41% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of December 31, 2025. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
Acquisition of Peppertree
On July 1, 2025, we acquired the business of Peppertree Capital Management, Inc. pursuant to the terms and subject to the conditions set forth in the Peppertree Transaction Agreement. Pursuant to the Peppertree Transaction Agreement, we acquired Peppertree for both cash and non-cash consideration under U.S. GAAP equal to $389.6 million (the “Peppertree Purchase Price”). See Note 3 to our Consolidated Financial Statements for further details.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our consolidated results of operations for the periods presented:

	Year Ended December 31,
	2025	2024

	(dollars in thousands, except share and per share data)
Revenues
Fees and other	$2,424,138	$2,087,076
Capital allocation-based income	2,246,074	1,413,006
Total revenues	4,670,212	3,500,082
Expenses
Compensation and benefits:
Cash-based compensation and benefits	894,382	835,328
Equity-based compensation	813,741	1,006,312
Performance allocation compensation	1,427,458	930,053
Total compensation and benefits	3,135,581	2,771,693
General, administrative and other	702,173	583,733
Depreciation and amortization	144,542	135,386
Interest expense	112,111	87,511
Total expenses	4,094,407	3,578,323
Investment income (loss)
Net (losses) gains from investment activities	(2,847)	(29,326)
Interest, dividends and other	93,620	82,743
Total investment income	90,773	53,417
Income (loss) before income taxes	666,578	(24,824)
Income tax expense	66,993	52,091
Net income (loss)	599,585	(76,915)
Net income (loss) attributable to non-controlling interests in TPG Operating Group	50,771	(175,927)
Net income attributable to other non-controlling interests	364,226	75,529
Net income attributable to TPG Inc.	$184,588	$23,483
Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.89	$0.00
Diluted	$0.45	$(0.42)
Weighted-average shares of Class A common stock outstanding
Basic	138,879,433	100,219,905
Diluted	374,125,608	364,725,579

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Revenues consisted of the following for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change	%

	($ in thousands)
Management fees	$1,826,411	$1,637,990	$188,421	12%
Transaction, monitoring and other fees	309,693	203,256	106,437	52%
Expense reimbursements and other	288,034	245,830	42,204	17%
Total fees and other	2,424,138	2,087,076	337,062	16%
Performance allocations	2,011,649	1,301,766	709,883	55%
Capital interests	234,425	111,240	123,185	111%
Total capital allocation-based income	2,246,074	1,413,006	833,068	59%
Total revenues	$4,670,212	$3,500,082	$1,170,130	33%
Fees and other revenues
Fees and other revenues increased $337.1 million, or 16%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This change resulted from a $188.4 million increase in management fees, a $106.4 million increase in transaction, monitoring and other fees and a $42.2 million increase in expense reimbursements and other.
Management Fees. The $188.4 million increase in management fees during the year ended December 31, 2025 compared to the year ended December 31, 2024 is attributable to:
•an increase of $0.9 million from our Capital platform primarily due to fees earned from TPG X, which was activated during the third quarter of 2025, partially offset by a reduction in the fee basis of TPG VIII resulting from the realization of portfolio investments, a step-down in fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025 and a decrease in fees from Asia VIII resulting from catch-up fees recognized during the year ended December 31, 2024;
•an increase of $68.1 million from our Growth platform primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base;
•an increase of $86.3 million from our Impact platform primarily due to fees earned from Rise Climate II, Rise Climate Global South and Rise Climate TI, which were activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024;
•an increase of $25.4 million from our Credit platform primarily due to a higher fee base from deployment of capital in MMDL V and Credit Solutions III. These were partially offset by a reduction in fee basis from MMDL III resulting from the realization of portfolio investments;
•a decrease of $0.9 million from our Real Estate platform primarily due to Realty IX as the fund ceased paying fees beginning in the second quarter of 2025, partially offset by catch-up fees earned from Europe Realty IV; and
•an increase of $16.7 million from our Market Solutions platform primarily due to additional management fees from Peppertree IX and Peppertree X due to the acquisition in July 2025, partially offset by catch-up fees earned from TGS I recognized during the year ended December 31, 2024.
Catch-up fees totaled $54.7 million during the year ended December 31, 2025 and primarily consisted of $34.8 million for Growth VI, $8.9 million for Europe Realty IV, and $7.5 million for Rise Climate II.

Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $106.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily driven by increased capital markets activity among our portfolio companies involving our broker-dealer and crystallization of T-POP fee-related performance revenues in our Market Solutions platform.
Expense Reimbursements and Other. Expense reimbursements and other increased by $42.2 million, or 17%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in reimbursable expenses from TPG funds.
Capital allocation-based income
Capital allocation-based income increased $833.1 million, or 59%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. This change resulted from a $709.9 million increase in performance allocations and a $123.2 million increase in capital interests income.
Performance Allocations. Performance allocations increased $709.9 million, or 55%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Realized performance allocation gains for the year ended December 31, 2025 and 2024 totaled $1,168.3 million and $955.4 million, respectively. Unrealized performance allocation gains for the years ended December 31, 2025 and 2024 totaled $843.4 million and $346.4 million, respectively.
The table below highlights performance allocations for the years ended December 31, 2025 and 2024, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Year Ended December 31,
	2025	2024	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$948,072	$560,616	$387,456	69%
Growth(1)	125,570	362,398	(236,828)	(65)%
Impact	307,266	135,176	172,090	127%
Credit	373,724	406,537	(32,813)	(8)%
Real Estate	134,440	(81,866)	216,306	264%
Market Solutions	130,935	(29,734)	160,669	540%
Total TPG Operating Group Shared:	$2,020,007	$1,353,127	$666,880	49%
TPG Operating Group Excluded:
Capital	$4,113	$(18,254)	$22,367	123%
Growth	(14,656)	(30,044)	15,388	51%
Real Estate	2,185	(3,063)	5,248	171%
Total TPG Operating Group Excluded(2)	(8,358)	(51,361)	43,003	84%
Total Performance Allocations	$2,011,649	$1,301,766	$709,883	55%
_________________
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

The $709.9 million increase in performance allocations during the year ended December 31, 2025 compared to the year ended December 31, 2024 is attributable to:
•income of $948.1 million from our Capital platform for the year ended December 31, 2025 was primarily driven by gains of $500.3 million from TPG IX, $171.6 million from Asia VII and $135.9 million from THP II. Performance allocation income for the year ended December 31, 2024 was primarily driven by gains of $236.2 million from TPG VIII, $176.9 million from TPG VII and $174.8 million from TPG IX, partially offset by losses of $73.6 million from Asia VI and $56.4 million from Asia VII;
•income of $125.6 million from our Growth platform for the year ended December 31, 2025 was primarily driven by gains of $103.7 million from TTAD II, $29.1 million from Growth VI, partially offset by losses of $30.2 million from TTAD I. Performance allocation income for the year ended December 31, 2024 was primarily driven by $156.8 million from Growth IV, $120.8 million from Growth V and $83.6 million from TTAD II;
•income of $307.3 million from our Impact platform for the year ended December 31, 2025 was primarily driven by gains of $192.4 million from Rise Climate I and $109.0 million from Rise III. Performance allocation income for the year ended December 31, 2024 was primarily driven by gains of $63.9 million from Rise III, $45.2 million from Rise Climate I and $41.6 million from Rise II, partially offset by losses of $15.5 million from Rise I;
•income of $373.7 million from our Credit platform for the year ended December 31, 2025 was primarily driven by gains of $71.4 million from Credit Solutions II, $56.7 million from MVP, $33.0 million from Credit Solutions III Fund and $32.1 million from MMDL V. Performance allocation income for the year ended December 31, 2024 was primarily driven by gains of $81.1 million from Credit Solutions II, $68.8 million from MVP, $37.7 million from MMDL IV, $25.7 million from ABC Fund and $20.8 million from Essential Housing II.;
•income of $134.4 million from our Real Estate platform for the year ended December 31, 2025 was primarily driven by gains of $182.7 million from TREP III, $24.1 million from Asia Realty V and $16.5 million from Net Lease IV, which were partially offset by losses of $51.8 million from Asia Realty IV and $38.3 million from Realty X. Performance allocation losses for the year ended December 31, 2024 were primarily driven by losses of $90.2 million from Realty Value X, $31.9 million from Europe Realty II, $29.9 million from Asia Realty IV and $12.5 million from Realty VIII, which were partially offset by gains of $41.8 million from Net Lease Realty III and $21.3 million from TREP III; and
•income of $130.9 million from our Market Solutions platform during the year ended December 31, 2025 was primarily driven by gains of $75.3 million from NewQuest IV and $12.7 million from TGS. Performance allocation losses for the year ended December 31, 2024 were primarily driven by losses of $32.1 million from NewQuest IV and $29.4 million from NewQuest III, partially offset by net gains of $16.0 million from TPEP.
TPG Operating Group Excluded entities generated losses of $8.4 million during the year ended December 31, 2025 compared to losses of $51.4 million during the year ended December 31, 2024. Performance allocation losses for the year ended December 31, 2025 were primarily driven by losses of $21.2 million from Gator from our Growth platform, partially offset by gains of $4.4 million from TPG VI from our Capital platform. Performance allocation losses from TPG Operating Group Excluded entities for the year ended December 31, 2024 were primarily driven by losses of $27.2 million from Biotech III from our Growth platform and $9.5 million from Asia V from our Capital platform, partially offset by gains of $5.3 million from Biotech V from our Growth platform.
As of December 31, 2025, accrued performance allocations presented as investments in the Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $7.1 billion. As of December 31, 2025, accrued performance allocations presented as investments in the Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.

Capital Interests. Capital interests income increased $123.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily attributable to gains from our investments in TPG IX and Asia VII, partially offset by losses from our investments in TPG VII and TPG VIII during the year ended December 31, 2025. During the year ended December 31, 2024, we recognized gains on our investments in TPG VII, TPG IX and TRTX, offset by losses from our investment in Asia VII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $59.1 million, or 7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily driven by higher salaries and benefits resulting from an overall increase in headcount.
Equity-Based Compensation. Equity-based compensation expense decreased $192.6 million, or 19%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily attributable to the reversal of previously recognized equity-based compensation related to liability-classified performance awards that are no longer probable of vesting, partially offset by an increase in compensatory RSU grants to certain TPG Peppertree partners, as described in Note 18 to the Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased $497.4 million, or 53%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses increased $118.4 million, or 20%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily driven by an increase in rent expense due to the commencement of a new office lease in 2025, along with increases in reimbursable expenses from TPG funds and professional fees.
Depreciation and Amortization. Depreciation and amortization increased $9.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the amortization of intangible assets resulting from the acquisition of Peppertree in July 2025.
Interest Expense. Interest expense increased $24.6 million, or 28%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily attributable to higher average debt outstanding throughout the year.
Net Losses from Investment Activities. Net losses from investment activities totaled $2.8 million for the year ended December 31, 2025 compared to net losses of $29.3 million for the year ended December 31, 2024. This change was primarily attributable to a net loss from our investment in Nerdy Inc. during the year ended December 31, 2024.
Interest, Dividends and Other. Interest, dividends and other increased $10.9 million, or 13%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by a change in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased by $14.9 million, or 29%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in income attributable to TPG Inc. partially offset by benefits recognized in connection with equity based compensation as well as a state tax income tax benefit in connection with the remeasurement of deferred tax assets due to a change in the Company’s state effective tax rate.

Unaudited Consolidated Statements of Financial Condition (U.S. GAAP basis)

	December 31, 2025	December 31, 2024

	($ in thousands)
Assets
Cash and cash equivalents	$826,105	$808,017
Investments	9,211,816	7,503,281
Due from affiliates	573,590	447,012
Intangible assets and goodwill	1,158,027	969,786
Right-of-use assets	552,254	208,501
Deferred tax assets	860,676	352,951
Other assets	310,467	245,561
Total assets	$13,492,935	$10,535,109

Liabilities and Equity
Debt obligations	$1,722,547	$1,281,984
Due to affiliates	694,632	465,137
Accrued performance allocation compensation	5,399,750	4,376,523
Operating lease liabilities	604,593	223,131
Other liabilities	935,038	596,345
Total liabilities	9,356,560	6,943,120

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (153,113,961 and 109,211,355 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	153	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,331,812 and 255,756,502 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	224	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,476,444	970,719
Accumulated deficit	(291,604)	(186,983)
Non-controlling interests	2,951,158	2,807,888
Total equity	4,136,375	3,591,989
Total liabilities and equity	$13,492,935	$10,535,109
Investments increased $1,708.5 million during the year ended December 31, 2025 primarily due to net capital allocation-based income of $2,246.1 million, purchases of $1,122.8 million and $561.9 million related to the acquisition of Peppertree, which we completed in July 2025, which were partially offset by proceeds of $2,296.9 million.
Intangible assets and goodwill increased $188.2 million during the year ended December 31, 2025 primarily due to the acquisition of Peppertree in July 2025.
Right-of-use assets and operating lease liabilities increased $343.8 million and $381.5 million, respectively, for the year ended December 31, 2025 primarily due to the commencement of a new office lease in 2025.
Deferred tax assets, net of valuation allowance, increased $507.7 million during the year ended December 31, 2025 primarily due to additional deferred tax assets arising from exchanges of TPG Operating Group Common Units for Class A common stock during the year ended December 31, 2025.
Debt obligations increased $440.6 million during the year ended December 31, 2025 primarily due to the issuance of the 2036 Senior Notes.

Due to affiliates increased $229.5 million during the year ended December 31, 2025 primarily due to additional payments expected to be made in future years of $189.9 million in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
Accrued performance allocation compensation increased $1,023.2 million for the year ended December 31, 2025, primarily attributable to performance fee compensation expense of $1,427.5 million, and a $403.1 million increase in liability related to the acquisition of Peppertree in July 2025, partially offset by settlements of performance allocation compensation of $803.6 million during the year ended December 31, 2025.
Other liabilities increased $338.7 million during the year ended December 31, 2025 primarily due to $286.1 million in expected payments to be made in future years to non-affiliates in connection with certain exchanges of Common Units for Class A common stock subject to our Tax Receivable Agreement.
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
The following table sets forth our total FRE and DE for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Management fees	$1,800,061	$1,625,710
Fee-related performance revenues	49,287	33,032
Transaction, monitoring and other fees, net	249,348	147,644
Other income	10,559	25,071
Fee-Related Revenues	2,109,255	1,831,457
Cash-based compensation and benefits, net	743,565	689,001
Fee-related performance compensation	24,644	16,516
Operating expenses, net	388,474	361,712
Fee-Related Expenses	1,156,683	1,067,229
Fee-Related Earnings	952,572	764,228
Realized performance allocations, net	204,710	194,582
Realized investment income and other, net	(20,660)	(7,703)
Depreciation expense	(20,355)	(20,387)
Interest expense, net	(74,158)	(36,109)
Distributable Earnings	1,042,109	894,611
Income taxes	(68,620)	(57,336)
After-Tax Distributable Earnings	$973,489	$837,275

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Fee-Related Revenues
Fee-related revenues increased $277.8 million, or 15%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to additional management fees of $174.4 million and an increase in transaction, monitoring and other fees, net of $101.7 million, partially offset by a decrease in other income of $14.5 million.
Management Fees
The following table presents management fees in our platforms for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Capital	$500,676	$514,494
Growth	232,891	167,387
Impact	276,538	198,824
Credit	341,772	311,033
Real Estate	350,077	350,647
Market Solutions	98,107	83,325
Total Management Fees	$1,800,061	$1,625,710
The $174.4 million increase in management fees during the year ended December 31, 2025 compared to the year ended December 31, 2024 is attributable to:
•a decrease of $13.8 million from our Capital platform primarily due to catch-up fees from Asia VIII earned during the year ended December 31, 2024, a reduction in the fee basis of TPG VII and TPG VIII resulting from the realization of portfolio investments, a step-down in fee basis of TPG IX from committed capital to invested capital in the fourth quarter of 2025, and Asia VI which ceased paying management fees in 2024, partially offset by fees earned from TPG X, which was activated during the third quarter of 2025;
•an increase of $65.5 million from our Growth platform primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base;
•an increase of $77.7 million from our Impact platform primarily due to fees earned from Rise Climate II, Rise Climate Global South and Rise Climate TI, which were activated during the third quarter of 2024, partially offset by a step-down in fee basis of Rise Climate I from committed capital to actively invested capital during the fourth quarter of 2024;
•an increase of $30.7 million from our Credit platform primarily due to a higher fee basis from deployment of capital in MMDL V and MMDL Evergreen as well as Credit Solutions III, which was activated during the third quarter of 2024. These were partially offset by a decrease in fees from MMDL III as a result of lower fee earning AUM;
•a decrease of $0.6 million from our Real Estate platform primarily due to Realty IX which ceased paying fees beginning in the second quarter of 2025, partially offset by catch-up fees earned from Europe Realty IV; and
•an increase of $14.8 million from our Market Solutions platform primarily due to additional management fees from Peppertree IX and Peppertree X which were acquired in July 2025, partially offset by catch-up fees earned from TGS I recognized during the year ended December 31, 2024.
Catch-up fees totaled $54.7 million during the year ended December 31, 2025 and primarily consisted of $34.8 million for Growth VI, $8.9 million for Europe Realty IV, and $7.5 million for Rise Climate II.

Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Credit	$28,939	$33,032
Market Solutions	20,348	—
Total Fee-Related Performance Revenues	$49,287	$33,032
Fee-related performance revenues increased $16.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily attributable to the Market Solutions platform driven by the crystallization of T-POP fee-related performance revenues.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Capital	$5,958	$6,012
Growth	1,412	1,053
Impact	7,899	6,510
Credit	8,763	4,133
Real Estate	3,316	4,014
Market Solutions	222,000	125,922
Total Transaction, Monitoring and Other Fees, Net	$249,348	$147,644
Transaction, monitoring and other fees, net increased $101.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily driven by a $96.1 million increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Other Income

	Year Ended December 31,
	2025	2024

	($ in thousands)
Former affiliate funds	$—	$13,254
Other income	10,559	11,817
Total Other Income	$10,559	$25,071
Total other income decreased $14.5 million, or 58%, for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to the expiration of contracts to provide services to our former affiliate in April 2024.

Fee-Related Expenses
Fee-related expenses increased $89.5 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily comprised of higher cash-based compensation and benefits, net of $54.6 million and an increase in operating expenses, net of $26.8 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Salaries	$377,511	$351,739
Bonuses	317,664	300,833
Benefits and other	163,199	132,918
Reimbursements	(114,809)	(96,489)
Total Cash-Based Compensation and Benefits, Net	$743,565	$689,001
Total cash-based compensation and benefits, net increased $54.6 million, or 8%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily due to higher salaries, benefits and bonuses resulting from an overall increase in headcount, partially offset by an increase in reimbursements.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Credit	$14,469	$16,516
Market Solutions	10,175	—
Total Fee-related Performance Compensation	$24,644	$16,516
Total fee-related performance compensation increased $8.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This was primarily attributable to the increase in fee-related performance revenues from T-POP that drives compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $26.8 million, or 7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. This change was primarily due to an increase in professional fees.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Capital	$76,188	$64,302
Growth	45,468	32,398
Impact	4,534	17,801
Credit	64,448	66,916
Real Estate	9,443	9,936
Market Solutions	4,629	3,229
Total Realized Performance Allocations, Net	$204,710	$194,582
Realized performance allocations, net of $204.7 million for the year ended December 31, 2025 were largely generated from realizations of $48.0 million from TPG VII, $9.8 million from TPG VIII, $9.5 million from Asia VIII, and $8.6 million from Asia VII in the Capital platform, $42.5 million from Growth IV in the Growth platform, $11.3 million from MVP Fund, $10.6 million from Credit Solutions II, and $5.8 million from MMDL V in the Credit platform, and $6.1 million from Net Lease Realty III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises, Crunch Fitness, DirecTV, Q-Centrix, and Samhwa Co.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Investments in funds	$72,006	$27,882
Non-core income (expense)	(92,666)	(35,585)
Total Realized Investment Income and Other, Net	$(20,660)	$(7,703)
The decrease in realized investment income and other, net of $13.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 resulted primarily from an increase in our non-core expense partially offset by realizations from certain investments in our funds. Our non-core activity includes expenses of $41.0 million related to our unoccupied lease space and $28.9 million for strategic transaction activity during the year ended December 31, 2025.
Depreciation
Depreciation expense remained flat for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Interest Expense, Net
The following table presents interest expense, net for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Interest expense	$112,565	$87,715
Interest (income)	(38,407)	(51,606)
Interest Expense, Net	$74,158	$36,109
Interest expense, net increased $38.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by higher average debt outstanding throughout the year.
Distributable Earnings
The increase in DE for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to an increase in FRE, partially offset by an increase in interest expense.
Income Taxes
Income taxes increased $11.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in expected payments under our Tax Receivable Agreement for the year ended December 31, 2025.
Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the years ended December 31, 2025 and 2024:
Revenue

	Year Ended December 31,
	2025	2024

	($ in thousands)
GAAP Revenue	$4,670,212	$3,500,082
Capital-allocation based income	(2,246,074)	(1,413,006)
Expense reimbursements	(275,303)	(217,049)
Investment income and other	(39,580)	(38,570)
Fee-Related Revenues	$2,109,255	$1,831,457

Expenses

	Year Ended December 31,
	2025	2024

	($ in thousands)
GAAP Expenses	$4,094,407	$3,578,323
Depreciation and amortization expense	(144,542)	(135,386)
Interest expense	(112,111)	(87,511)
Expense reimbursements	(275,303)	(217,049)
Performance allocation compensation	(1,427,458)	(930,053)
Equity-based compensation	(813,741)	(1,006,312)
Acquisition success fee	(4,000)	—
Non-core expenses and other	(160,569)	(134,783)
Fee-Related Expenses	$1,156,683	$1,067,229
Net Income

	Year Ended December 31,
	2025	2024

	($ in thousands)
Net income (loss)	$599,585	$(76,915)
Net income attributable to other non-controlling interests	(364,226)	(75,529)
Amortization expense	113,196	97,585
Equity-based compensation	823,610	1,004,925
Unrealized performance allocations, net	(203,587)	(79,935)
Unrealized investment income	6,018	(77,282)
Income taxes	(1,579)	(5,388)
Acquisition success fee	4,000	—
Non-recurring and other	(3,528)	49,814
After-tax Distributable Earnings	$973,489	$837,275
Income taxes	68,620	57,336
Distributable Earnings	$1,042,109	$894,611
Realized performance allocations, net	(204,710)	(194,582)
Realized investment income and other, net	20,660	7,703
Depreciation expense	20,355	20,387
Interest expense, net	74,158	36,109
Fee-Related Earnings	$952,572	$764,228
Net Accrued Performance

	Year Ended December 31,
	2025	2024

	($ in thousands)
GAAP Investments	$9,211,816	$7,503,281
Equity method and other investments	(1,902,577)	(1,545,202)
Accrued performance allocation compensation	(5,399,750)	(4,376,523)
Impact of other consolidated entities	(629,734)	(607,989)
Net Accrued Performance	$1,279,755	$973,567

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
The following table summarizes our AUM by platform as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	($ in millions)
Capital	$90,857	$74,408
Growth	32,237	28,062
Impact	31,258	26,569
Credit	93,064	72,359
Real Estate	38,168	36,296
Market Solutions	17,445	8,179
AUM as of end of period	$303,029	$245,873

The table below presents rollforwards of our total AUM for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in millions)
Balance as of Beginning of Period	$245,873	$221,623
Acquisition	7,927	—
Capital Raised	51,485	30,123
Realizations	(23,371)	(22,913)
Outflows(1)	(2,842)	(1,992)
Changes in Investment Value and Other(2)	23,957	19,032
AUM as of end of period	$303,029	$245,873
_________________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $57.2 billion during the year ended December 31, 2025. This increase was led by $51.5 billion of capital raised primarily attributable to fundraising activities of TPG X within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III, MMDL VI, MMDL Continuation I and ABC Evergreen within the Credit platform, TRECO within the Real Estate platform and TGS II and T-POP within the Market Solutions platform. Investment appreciation of $24.0 billion and the $7.9 billion acquisition of Peppertree in July further contributed to AUM growth during the year ended December 31, 2025. These increases were partially offset by realization activities in TPG VII, TPG IX, Asia VI and Asia VII within the Capital platform, Growth IV and Growth V within the Growth platform, Rise II within the Impact platform, MMDL III, MMDL IV and MMDL II within the Credit platform and TREP III and Net Lease Realty III within the Real Estate platform during the year ended December 31, 2025.
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
The following table summarizes our FAUM by platform as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	($ in millions)
Capital	$44,474	$37,075
Growth	15,294	12,334
Impact	20,635	17,357
Credit	52,772	43,005
Real Estate	26,068	26,138
Market Solutions	10,859	5,377
FAUM as of end of period	$170,102	$141,286

The table below presents rollforwards of our FAUM for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in millions)
Balance as of Beginning of Period	$141,286	$136,794
Acquisition	4,458	—
Fee-Earning Capital Raised(1)	22,099	10,882
Deployment(2)	20,517	14,012
Realizations(3)	(13,008)	(15,980)
Reduction in Fee Base(4)	(5,070)	(3,663)
Outflows(5)	(2,472)	(1,906)
Market Activity and Other(6)	2,292	1,147
FAUM as of end of period	$170,102	$141,286
_________________
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
FAUM increased $28.8 billion during the year ended December 31, 2025, primarily driven by $22.1 billion in fee-earning capital raised. This activity was led by the activation of TPG X during the third quarter within the Capital platform, the final closing of Growth VI during the second quarter within the Growth platform, subsequent closings for Rise Climate II during the third and fourth quarters within the Impact platform and the activation of TGS II during the third quarter within the Market Solutions platform. Deployment added $20.5 billion to FAUM primarily driven by TPG IX within the Capital platform, TTAD II within Growth platform, Rise Climate I within the Impact platform and MMDL V, MMDL Continuation I, Credit Solutions III, ABC Fund II and MMDL Evergreen within the Credit platform. Acquisition of Peppertree in July 2025 within the Market Solutions platform contributed an additional $4.5 billion of FAUM during the year ended December 31, 2025. These increases were partially offset by realizations of $13.0 billion primarily attributable to TPG VII within the Capital platform, Growth IV within the Growth platform, MMDL III, Essential Housing II, MMDL IV, MMDL II and Credit Solutions II within the Credit platform and Net Lease Realty III and TREP III within the Real Estate platform. For the year ended December 31, 2025, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM were 1.16%.
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

The tables below summarize our net accrued performance by fund vintage year and platform as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024

	($ in millions)
Fund Vintage
2020 & Prior	$809	$801
2021	136	78
2022	280	87
2023	23	5
2024	12	3
2025	20	—
Net Accrued Performance	$1,280	$974

	December 31,
	2025	2024

	($ in millions)
Platform
Capital	$581	$468
Growth	211	226
Impact	173	116
Credit	83	73
Real Estate	100	82
Market Solutions	132	9
Net Accrued Performance	$1,280	$974
Net accrued performance was primarily driven by TPG VIII, TPG IX, Asia VII, Growth V and Growth IV as of December 31, 2025 and TPG VII, TPG VIII, Asia VII, Growth IV, Growth V and Rise I as of December 31, 2024.
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
Performance Generating AUM totaled $208.8 billion and $163.4 billion as of December 31, 2025 and December 31, 2024, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $254.3 billion and $209.3 billion as of December 31, 2025 and December 31, 2024, respectively.
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

The table below reflects AUM Subject to Fee-Earning Growth by platform as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$5,481	$3,088
Growth	4,029	2,796
Impact	981	1,928
Credit	13,463	7,613
Real Estate	3,886	3,468
Market Solutions	818	315
Total AUM Not Yet Earning Fees	$28,658	$19,208

FAUM Subject to Step-Up:
Capital	$4,058	$926
Growth	29	—
Credit	5,118	5,828
Real Estate	1,713	2,183
Market Solutions	903	—
Total FAUM Subject to Step-Up	11,821	8,937
Total AUM Subject to Fee-Earning Growth	$40,479	$28,145
As of December 31, 2025, AUM Not Yet Earning Fees was $28.7 billion, which primarily consisted of TPG IX, TPG VIII and THP III within the Capital platform, Growth V, TPG Sports and TDM within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions III, MMDL VI and MMDL V within the Credit platform and TRECO within the Real Estate platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds or certain investors range between 0.35% and 1.65% and step-up to rates in the range of 0.47% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of December 31, 2025 relates primarily to TPG X within the Capital platform, MMDL V and Credit Solutions III within the Credit platform and Asia Realty V within the Real Estate platform.
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

The table below presents capital raised by platform for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in millions)
Capital	$14,987	$5,513
Growth	5,516	1,678
Impact	4,522	6,891
Credit	20,773	12,423
Real Estate	2,651	2,246
Market Solutions	3,036	1,372
Total Capital Raised	$51,485	$30,123
Capital raised totaled approximately $51.5 billion for the year ended December 31, 2025. This was primarily attributable to the fundraising activities of TPG X within the Capital platform, Growth VI within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III, MMDL VI, MMDL Continuation I and ABC Evergreen within the Credit platform, TRECO within the Real Estate platform and TGS II and T-POP within the Market Solutions platform during the year ended December 31, 2025.
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
The table below presents available capital by platform as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	($ in millions)
Capital	$21,776	$14,345
Growth	7,050	5,297
Impact	9,564	9,767
Credit	18,268	12,325
Real Estate	12,293	13,376
Market Solutions	3,485	2,492
Available Capital	$72,436	$57,602
Available capital totaled $72.4 billion as of December 31, 2025, primarily attributable to TPG X, Asia VIII, TPG IX, THP II and TPG VIII within the Capital platform, Growth VI and Growth V within the Growth platform, Rise Climate II within the Impact platform, Credit Solutions III, MMDL VI, MMDL V, MMDL III and TPG Advantage Direct Lending within the Credit platform, TREP IV, Europe Realty IV, TRECO and Asia Realty V within the Real Estate platform and TGS II and Peppertree X within the Market Solutions platform.
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

The table below presents capital invested by platform for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in millions)
Capital	$8,410	$5,934
Growth	4,489	1,817
Impact	4,159	2,171
Credit	24,995	16,234
Real Estate	6,115	6,330
Market Solutions	3,740	458
Capital Invested	$51,908	$32,944
Capital invested was $51.9 billion for the year ended December 31, 2025, which was primarily attributable to TPG IX within the Capital platform, Growth VI and TTAD II within the Growth platform, Rise Climate II and Rise Climate I within the Impact platform, ABC Fund II, MMDL V, MITT, ABC Evergreen and MMDL Continuation I within the Credit platform, TRTX and TREP IV within the Real Estate platform and T-POP and TGS I within the Market Solutions platform.
Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

	($ in millions)
Capital	$6,248	$6,706
Growth	3,547	2,785
Impact	1,825	1,408
Credit	7,243	7,506
Real Estate	4,048	3,841
Market Solutions	460	667
Total Realizations	$23,371	$22,913
Realizations were $23.4 billion for the year ended December 31, 2025, primarily attributable to realization activities in TPG VII, TPG IX, Asia VI and Asia VII within the Capital platform, Growth IV and Growth V within the Growth platform, Rise II within the Impact platform, MMDL III, MMDL IV and MMDL II within the Credit platform and TREP III and Net Lease Realty III within the Real Estate platform during the year ended December 31, 2025.
Fund Performance Metrics
Fund performance information for our investment funds as of December 31, 2025 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of December 31, 2025 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,481	58	33,539	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,275	22,999	1,826	24,825	26%	2.4x	19%	2.0x
TPG VIII	2019	11,505	10,738	5,663	14,589	20,252	22%	1.9x	15%	1.5x
TPG IX	2022	12,014	10,511	1,205	14,178	15,383	37%	1.5x	24%	1.3x
TPG X	2025	10,858	598	—	1,037	1,037	NM	NM	NM	NM
Capital Funds		92,699	80,095	120,318	31,688	152,006	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,440	114	5,554	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,810	1,706	6,516	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,636	4,094	4,750	8,844	18%	1.9x	11%	1.5x
Asia VIII	2022	5,259	3,095	473	4,105	4,578	33%	1.6x	16%	1.3x
Asia Funds		19,773	17,341	23,962	10,675	34,637	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,457	891	3,195	4,086	18%	1.6x	11%	1.4x
THP II	2022	3,576	2,013	141	3,217	3,358	45%	1.6x	29%	1.4x
THP III		1,125	—	—	—	—	NM	NM	NM	NM
Healthcare Funds		7,405	4,470	1,032	6,412	7,444	24%	1.6x	14%	1.4x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	129	129	(10%)	0.6x	(11%)	0.6x
Continuation Vehicles		1,524	1,521	2,720	129	2,849	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,847	495	5,342	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,382	5,117	1,787	6,904	23%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,649	3,208	7,857	20%	2.1x	14%	1.7x
Gator	2019	726	686	771	508	1,279	24%	1.9x	20%	1.7x
Growth V	2020	3,558	3,307	1,469	4,158	5,627	18%	1.7x	12%	1.4x
Growth VI	2023	4,285	2,118	8	2,645	2,653	49%	1.3x	18%	1.1x
Growth Funds		18,741	16,561	18,756	12,801	31,557	19%	1.9x	13%	1.6x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,333	2,512	16%	1.6x	12%	1.4x
TTAD II	2021	3,198	3,072	656	3,827	4,483	22%	1.5x	17%	1.4x
TTAD III	2025	566	153	—	244	244	NM	NM	NM	NM
Tech Adjacencies Funds		5,338	4,722	1,835	5,404	7,239	19%	1.6x	14%	1.4x

TDM	2017	1,326	601	—	1,063	1,063	11%	1.8x	8%	1.5x
LSI	2023	410	217	21	201	222	(5%)	1.0x	(25%)	0.8x
TECA	2025	742	265	—	310	310	NM	NM	NM	NM
TPG Atlas	2025	752	427	—	481	481	NM	NM	NM	NM
TPG Sports		751	—	—	—	—	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,045	$1,658	$2,188	$3,846	15%	1.8x	10%	1.5x
Rise II	2020	2,176	2,077	847	2,538	3,385	15%	1.6x	10%	1.4x
Rise III	2022	2,700	2,268	285	3,262	3,547	39%	1.6x	23%	1.3x
The Rise Funds		6,982	6,390	2,790	7,988	10,778	18%	1.7x	11%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	6,340	1,498	7,918	9,416	25%	1.5x	15%	1.3x
Rise Climate II(11)	2025	6,625	1,444	—	1,482	1,482	NM	NM	NM	NM
Rise Climate Global South(11)	2025	808	31	—	31	31	NM	NM	NM	NM
Rise Climate TI	2025	1,313	410	—	410	410	NM	NM	NM	NM
Rise Climate Funds		16,014	8,225	1,498	9,841	11,339	25%	1.5x	15%	1.3x

TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	454	116	429	545	3%	1.2x	0%	1.0x
TPG NEXT(12)	2023	565	49	3	49	52	NM	NM	NM	NM

Platform: Credit
TPG Credit Solutions
Credit Solutions I	2019	1,805	1,801	2,125	636	2,761	16%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	1,142	3,020	4,162	16%	1.4x	12%	1.3x
Credit Solutions II Dislocation A	2022	1,310	868	916	120	1,036	19%	1.2x	14%	1.2x
Credit Solutions III	2024	6,214	1,237	14	1,474	1,488	NM	NM	NM	NM
TPG Credit Solutions		13,680	7,724	5,203	5,250	10,453	17%	1.4x	13%	1.3x
Essential Housing
Essential Housing I	2020	642	456	577	—	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	1,108	305	1,413	16%	1.4x	12%	1.3x
Essential Housing III	2024	1,619	746	4	830	834	14%	1.1x	11%	1.1x
Essential Housing		4,795	2,273	1,689	1,135	2,824	16%	1.3x	12%	1.2x

Hybrid Solutions	2025	389	62	—	95	95	NM	NM	NM	NM

TPG Asset Based Finance
ABC Fund I	2021	1,005	904	178	1,105	1,283	17%	1.4x	13%	1.3x
ABC Fund II	2024	1,258	932	3	985	988	NM	NM	NM	NM
TPG Asset Based Finance		2,263	1,836	181	2,090	2,271	17%	1.4x	13%	1.3x
TPG Direct Lending(13)
MMDL I	2015	594	572	846	—	846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	2,326	—	2,326	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	3,669	—	3,669	13%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	1,726	1,846	3,572	14%	1.5x	10%	1.4x
MMDL IV Annex	2021	797	767	437	566	1,003	14%	1.4x	11%	1.3x
MMDL V	2022	3,924	2,853	401	2,892	3,293	17%	1.2x	13%	1.2x
MMDL VI	2025	2,214	87	—	83	83	NM	NM	NM	NM
TPG Direct Lending		14,531	10,975	9,405	5,387	14,792	14%	1.5x	10%	1.4x
Continuation Vehicles
MMDL Continuation I	2025	1,207	1,123	9	1,070	1,079	NM	NM	NM	NM
Continuation Vehicles		1,207	1,123	9	1,070	1,079	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	$2,065	$2,213	$3,574	$2	$3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,324	4,032	2,357	6,389	16%	1.6x	11%	1.4x
TREP IV	2022	6,820	4,581	806	4,803	5,609	18%	1.2x	8%	1.1x
TPG Real Estate Partners		12,607	11,118	8,412	7,162	15,574	21%	1.5x	13%	1.3x
TPG AG U.S. Real Estate
TPG AG Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,142	2,785	105	2,890	15%	1.6x	11%	1.4x
Realty IX	2015	1,329	1,986	2,283	226	2,509	8%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,588	4,208	1,497	5,705	12%	1.4x	8%	1.2x
Realty Value XI	2022	2,589	2,865	1,121	2,178	3,299	15%	1.2x	7%	1.1x
TPG AG Realty		10,441	14,647	14,938	4,006	18,944	14%	1.4x	9%	1.3x
TPG AG Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,020	2,086	221	2,307	5%	1.2x	2%	1.1x
TPG AG Core Plus Realty		3,650	5,084	6,649	221	6,870	15%	1.5x	11%	1.4x
TPG Asia Real Estate
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	869	1,024	126	1,150	11%	1.3x	6%	1.2x
Asia Realty IV	2018	1,315	1,313	1,356	493	1,849	14%	1.4x	9%	1.3x
Asia Realty V	2022	2,007	1,106	145	1,281	1,426	26%	1.3x	12%	1.2x
Asia Realty		5,311	4,396	4,241	1,900	6,141	13%	1.4x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	253	23	270	293	75%	1.4x	39%	1.2x
Japan Value		417	253	23	270	293	75%	1.4x	39%	1.2x
TPG AG Europe Real Estate
Europe Realty I	2014	570	1,187	1,719	8	1,727	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,763	1,831	453	2,284	7%	1.4x	5%	1.3x
Europe Realty III(15)	2019	1,515	2,204	930	1,361	2,291	7%	1.3x	3%	1.1x
Europe Realty IV(15)	2023	2,270	796	171	782	953	141%	1.3x	7%	1.0x
TPG AG Europe Real Estate		5,198	5,950	4,651	2,604	7,255	13%	1.5x	8%	1.3x
TPG Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,426	3,038	409	3,447	12%	2.0x	8%	1.6x
Net Lease Realty IV	2019	997	1,974	1,458	905	2,363	11%	1.4x	7%	1.3x
Net Lease Realty V	2024	259	317	184	149	333	NM	NM	NM	NM
TPG Net Lease		3,000	5,986	6,991	1,463	8,454	14%	1.9x	10%	1.6x

TAC+	2021	1,797	1,275	156	1,136	1,292	0%	1.0x	(1%)	1.0x
TRECO	2024	1,786	717	454	326	780	31%	1.3x	8%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Market Solutions
TPG Peppertree Funds
Peppertree I	2004	$63	$44	$95	$—	$95	16%	2.1x	11%	1.7x
Peppertree II	2008	24	21	57	—	57	30%	2.8x	20%	2.1x
Peppertree III	2011	55	49	105	4	109	16%	2.2x	11%	1.8x
Peppertree IV	2014	132	119	215	40	255	16%	2.1x	11%	1.7x
Peppertree V	2014	79	63	12	90	102	5%	1.6x	3%	1.3x
Peppertree VI	2016	230	204	146	453	599	18%	2.9x	13%	2.2x
Peppertree VII	2018	505	460	31	1,236	1,267	17%	2.8x	13%	2.2x
Peppertree VIII	2020	1,000	890	31	1,774	1,805	16%	2.0x	11%	1.7x
Peppertree IX	2022	1,500	1,299	81	1,813	1,894	14%	1.5x	10%	1.3x
Peppertree X	2023	2,040	1,007	—	1,307	1,307	30%	1.3x	18%	1.2x
TPG Peppertree Funds		5,628	4,156	773	6,717	7,490	16%	1.8x	12%	1.5x
TPG GP Solutions
TGS I(12)	2022	1,864	988	15	1,266	1,281	56%	1.3x	33%	1.2x
TGS II(12)		1,484	—	—	—	—	NM	NM	NM	NM
TPG GP Solutions		3,348	988	15	1,266	1,281	56%	1.3x	33%	1.2x
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	686	78	764	24%	2.3x	19%	1.8x
NewQuest III(12)	2016	541	543	562	215	777	8%	1.4x	4%	1.2x
NewQuest IV(12)	2020	1,000	964	273	1,371	1,644	18%	1.7x	10%	1.4x
NewQuest V(12)	2022	689	467	143	541	684	40%	1.6x	27%	1.3x
NewQuest Funds		2,930	2,607	2,431	2,205	4,636	33%	1.9x	19%	1.5x
The following table reflects the performance of our significant perpetual funds as of December 31, 2025 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Credit
TPG Credit Solutions
Corporate Credit Opportunities(16)	1988	$371	10%
Essential Housing Evergreen		400	NM
TPG Asset Based Finance
MVP Fund(17)	2009	6,766	11%
ABC Evergreen(17)	2024	3,309	25%
TPG Direct Lending
TCAP(18)	2022	4,513	10%
MMDL Evergreen	2022	2,693	11%
MMDL Offshore Evergreen	2024	1,268	9%
TPG Advantage Direct Lending	2025	933	NM
TPG Multi-Asset Credit
Dynamic Credit Income Fund(17)	1993	1,109	9%

Platform: Market Solutions
T-POP(19)	2025	1,365	23%

_________________
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
(1)Vintage Year represents the year in which the fund consummated its first investment (or, if earlier, received its first capital contributions from investors). For platforms other than Credit, for consistency with prior reporting, however, the Vintage Year classification of any fund that held its initial closing before 2018 represents the year of such fund’s initial closing.
(2)Capital Committed represents the amount of inception-to-date commitments a particular fund has received. Certain of our newer vintage funds are actively fundraising and capital committed is subject to change.
(3)Capital Invested represents cash outlays by the fund for its investments, whether funded through investor capital contributions or borrowing under the fund’s credit facility. For Credit funds, Capital Invested represents inception-to-date investor contributed capital net of returned contributions, excluding borrowings under the fund’s credit facility.
(4)Realized Value represents total cash received or earned by the fund in respect of such investment or investments through the period end, including all interest, dividends and other proceeds. For Credit funds, Realized Value represents inception-to-date capital distributed by the fund, including any performance distributions net of recalled distributions, if any.
(5)Unrealized Value, with respect to an investment in a publicly traded security, is based on the closing market price of the security as of the period end on the principal exchange on which the security trades, as adjusted by the general partner for any restrictions on disposition. Unrealized Value, with respect to an investment that is not a publicly traded security, represents the general partner’s estimate of the unrealized fair value of the fund’s investment. Unrealized Value, with respect to Credit funds, represents the ending NAV for such fund, which is the period end ending capital balances of the investors and general partner. Valuations entail a degree of subjectivity, and therefore actual value may differ from such estimated value and these differences may be material and adverse. Except as otherwise noted, valuations are as of the period end.
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
(11)The Rise Climate Global South Fund excludes a $500 million commitment ($444 million of which was closed as of December 31, 2025) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of September 30, 2025.
(13)Each TPG Direct Lending fund is comprised of four vehicles: onshore levered, onshore unlevered, offshore levered and offshore unlevered. Capital Committed, Capital Invested, Realized Value, Unrealized Value and Total Value for each fund are presented on a consolidated basis across the four vehicles. Performance metrics are presented only for the onshore levered vehicle of each fund. The Net IRRs and Net MoMs for TPG Direct Lending funds on a consolidated basis were: (i) for the onshore unlevered vehicles, 7% and 1.3x, (ii) for the offshore levered vehicles, 9% and 1.3x and (iii) for the offshore unlevered vehicles, 7% and 1.2x.
(14)Japanese-Yen denominated fund. Commitments, Capital Invested and Realized Value are calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable.
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, 1% and 1.0x and (ii) for the euro-denominated vehicle of Europe Realty IV, 9% and 1.0x
(16)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 5%.
(17)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, 24% and (iii) for Dynamic Credit Income Fund (formerly Super Fund), 8%.

(18)Total Return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested) divided by the beginning NAV per share. Inception-to-date figures for Class I, Class D and Class S shares use the initial offering price per share as the beginning NAV. Total Return presented is for Class I and is prior to the impact of any potential upfront placement fees. An investment in TCAP is subject to a maximum upfront placement fee of 1.5% for Class D and 3.5% for Class S, which would reduce the amount of capital available for investment, if applicable. There are no upfront placement fees for Class I shares. Total Return has been annualized for periods less than or greater than one year.
(19)T-POP Total Return reflects a per unit return based on Class R-I, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Total Return for Class R-S is 23%.

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
As of December 31, 2025, our total liquidity was $2,906.1 million, comprised of $826.1 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $1,750.0 million, $30.0 million and $300.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $839.3 million as of December 31, 2025 includes $136.4 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $839.3 million at December 31, 2025.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility (as amended, the “Senior Unsecured Revolving Credit Facility”). As of March 31, 2025, the Senior Unsecured Revolving Credit Facility, as amended May 2018, November 2020, November 2021, July 2022, August 2022 and September 2023, had aggregate revolving commitments of $1.2 billion and with a maturity date of September 26, 2028.
In May 2025, we amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, we further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion. During the year ended December 31, 2025, borrowings and repayments under the Senior Unsecured Revolving Credit Facility totaled $630.0 million. In February 2026, we borrowed $400.0 million, resulting in $1.35 billion available to be borrowed under the terms of the Senior Unsecured Revolving Credit Facility.
Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.20% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%. We are also required to pay a quarterly commitment fee on the unused commitments under the Senior Unsecured Revolving Credit Facility not to exceed 0.15% per annum, as well as certain customary fees for any issued letters of credit.

Senior Notes
On August 14, 2025, the Notes Issuer issued in an SEC-registered offering $500.0 million aggregate principal amount of Senior Notes due 2036 (the “2036 Senior Notes”). The 2036 Senior Notes will mature on January 15, 2036, unless earlier accelerated, redeemed or repurchased. The 2036 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2036 Senior Notes bear interest at a rate of 5.375% per annum. Interest on the 2036 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2036 Senior Notes contain certain covenants, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
On March 5, 2024, the Notes Issuer issued in an SEC-registered offering $600.0 million aggregate principal amount of Senior Notes due 2034 (the “2034 Senior Notes” and, collectively with the 2036 Senior Notes, the “Senior Notes”). The 2034 Senior Notes will mature on March 5, 2034, unless earlier accelerated, redeemed or repurchased. The 2034 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2034 Senior Notes bear interest at a rate of 5.875% per annum. Interest on the 2034 Senior Notes is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024. The 2034 Senior Notes contain certain covenants as set forth in the 2034 Senior Notes’ Indenture and First Supplement Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
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
Secured Notes
Our Secured Notes are issued using on-balance sheet securitization vehicles. The Secured Notes are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The Secured Notes are separated into two tranches. Tranche A Secured Notes (the “Series A Secured Notes”) were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million due June 20, 2038, with interest payable semiannually. Tranche B Secured Notes (the “Series B Secured Notes” or, collectively with the Series A Secured Notes, the “Secured Notes”) were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million due June 20, 2038, with interest payable semiannually. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part, subject to a prepayment penalty if called before May 2023. If the Secured Notes are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum.
The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of December 31, 2025, we were in compliance with these covenants and conditions.
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
During the year ended December 31, 2025, the subsidiary borrowed and made repayments of $55.0 million on the Subordinated Credit Facility, resulting in a zero balance outstanding at December 31, 2025.

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
During the year ended December 31, 2025, the subsidiary borrowed $154.0 million and made repayments of $206.0 million on the 364-Day Credit Facility, resulting in a zero balance outstanding at December 31, 2025.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations(1)	$1,750,000	$—	$—	$—	$—	$—	$1,750,000
Interest on debt obligations(2)	2,055,663	100,795	102,960	107,960	112,960	262,688	1,368,300
Capital commitments(3)	595,895	595,895	—	—	—	—	—
Operating lease obligations(4)	898,175	6,020	85,898	88,345	85,749	80,286	551,877
Repurchase agreements	88,195	29,442	26,520	32,233	—	—	—
Total contractual obligations	$5,387,928	$732,152	$215,378	$228,538	$198,709	$342,974	$3,670,177
_________________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Secured Notes, 2034 Senior Notes, 2036 Senior Notes and Subordinated Notes.
(2)Estimated interest payments on our debt obligations include estimated future interest payments based on the terms of the debt agreements. See Note 11 to the Consolidated Financial Statements for further discussion of these debt obligations.
(3)Capital commitments represent our obligations to provide general partner capital funding to the TPG funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the “2026” column. We generally utilize proceeds from return of capital distributions and proceeds from our Secured Notes to help fund these commitments.
(4)Net of tenant improvement allowances.
Additional Contingent Obligations
As of December 31, 2025 and December 31, 2024, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $7.9 million and $5.5 million, respectively, primarily related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition. During the year ended December 31, 2025, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of December 31, 2025 and December 31, 2024 would be $2,456.5 million and $2,140.4 million, respectively.
As of December 31, 2025 and December 31, 2024, we had guarantees outstanding totaling $168.4 million and $137.5 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $348.7 million and $192.9 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

_________________
(a)     The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the year ended December 31, 2025, we recognized an additional liability associated with the Tax Receivable Agreement in the amount of $476.1 million in connection with the Exchange Agreement. As of December 31, 2025 and December 31, 2024, Tax Receivable Agreement liability, which is included in due to affiliates in the Consolidated Statements of Financial Condition, was $495.1 million and $308.9 million, respectively.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024

	($ in thousands)
Net cash provided by operating activities	$1,032,395	$532,146
Net cash used in investing activities	(263,956)	(44,465)
Net cash used in financing activities	(750,360)	(344,860)
Net change in cash, cash equivalents and restricted cash	18,079	142,821
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371
Cash, cash equivalents and restricted cash, end of period	$839,271	$821,192
Operating Activities
Operating activities provided $1,032.4 million and $532.1 million of cash for the years ended December 31, 2025 and 2024, respectively. Key drivers consisted of performance allocation and co-investment proceeds totaling $2,291.8 million and $1,460.5 million for the years ended December 31, 2025 and 2024, respectively. This was partially offset by other changes in operating assets and liabilities for the years ended December 31, 2025 and 2024.
Investing Activities
Investing activities used $264.0 million and $44.5 million of cash during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, cash used in investing activities was primarily related to the acquisition of Peppertree, which was completed in July 2025, and purchases of fixed assets. Cash used in investing activities during the year ended December 31, 2024 was primarily related to the payment of cash consideration to the sellers of Angelo Gordon as a result of post close net working capital adjustments and purchases of fixed assets.
Financing Activities
Financing activities used $750.4 million and $344.9 million of cash during the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by net proceeds from the issuance of the 2036 Senior Notes in August 2025 and proceeds, net of repayment from the Senior Unsecured Revolving Credit Facility. During the year ended December 31, 2024, cash used by financing activities is primarily related to the 2034 Senior Notes and Subordinated Notes offerings, partially offset by repayment of our outstanding borrowings under our Senior Unsecured Revolving Credit Facility and senior unsecured term loan and by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries.

Supplemental Guarantor Financial Information
The Subordinated Notes issued by the Notes Issuer are guaranteed on a junior, unsecured basis by the Guarantors, and the Senior Notes issued by the Notes Issuer are guaranteed on a senior, unsecured basis by the Guarantors. As used herein, “Obligor Group” means the Notes Issuer and the Guarantors on a combined basis. The Guarantors fully and unconditionally guarantee payments of principal, premium, if any, and interest (i) on the Subordinated Notes on a subordinated, unsecured basis and (ii) on the Senior Notes on a senior, unsecured basis. See Note 11 of the Consolidated Financial Statements for further discussion on these debt obligations.
The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of December 31, 2025 and December 31, 2024, the Obligor Group held investments in its non-guarantor subsidiaries of $3.4 billion and $3.1 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $1.4 billion for the year ended December 31, 2025. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of December 31, 2025 and December 31, 2024 and for the year ended December 31, 2025.

	December 31,
	2025	2024
	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$1,250,242	$448,271
Due from related parties, excluding non-guarantor subsidiaries	459	3,006
Due from non-guarantor subsidiaries	157,758	173,709
Liabilities, less payables to non-guarantor subsidiaries	1,964,844	1,265,061
Due to related parties, excluding non-guarantor subsidiaries	511,968	318,952
Due to non-guarantor subsidiaries	27,508	27,119

Non-controlling interests in Obligor Group Assets and Liabilities	(633,381)	(669,389)

Year Ended December 31, 2025
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$(30,264)
Net loss from Obligor Group's revenues and expenses	(200,544)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(72,756)
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
Revenues
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. We are required to 1) identify our contracts with customers, 2) identify the performance obligations in a contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) we satisfy a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. When another party is involved in providing goods or services to the customer, the guidance requires us to assess whether we are the principal versus the agent in the arrangement based on the notion of control, which affects recognition of revenue on a gross or net basis. Essentially all of our revenue and operations are directly or indirectly supporting affiliated investment funds and are derived from or related to their underlying investments.
Management fees related to our funds are generally based on a fixed percentage of the committed capital, net funded capital commitments, cost of investments or Net Asset Value (“NAV”), or actively invested capital. The corresponding fee calculations are primarily objective in nature and therefore do not require the use of significant estimates or assumptions. Management fee calculations based on NAV depend on the fair value of the underlying investments within the respective investment vehicle. Estimates and assumptions are made when determining the fair value of the underlying investments and could vary depending on the valuation methodology that is used. See “Fair Value Measurements” below for further discussion on the judgment required for determining the fair value of underlying investments.
Incentive fees within the scope of the revenue guidance are generally calculated as a percentage of the profits earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the AUM over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.
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
Additionally, we will generally engage independent valuation firms to assist with valuations of certain Level III valuations. The respective valuation firm will either perform certain procedures in order to assess the reasonableness of our valuation or provide a valuation range from which we will select a point in the range to determine the final valuation.
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
Effect on Performance Allocations
Performance allocations reflect revenue primarily from performance allocations on our TPG funds. In our discussion of “Key Financial Measures” and “Critical Accounting Estimates,” we disclose that performance allocations are recognized upon appreciation of the valuation of our TPG funds’ investments above certain return hurdles and are based upon the amount that would be due to TPG at each reporting date as if the funds were liquidated at their then-current fair values. Changes in the fair value of the funds’ investments may materially impact performance allocations depending upon the respective funds’ performance to date as compared to its hurdle rate and the related performance allocation waterfall. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of performance allocations totaling $2,409.4 million, or $448.8 million net of accrued performance allocation compensation and other allocations.
Effect on Investment Income
Investment income is earned from our investments in TPG funds and other investments. We record these investments under the equity method of accounting and recognize our pro rata share of income. Net changes in the fair value of the underlying investments of our TPG funds and other investment’s underlying portfolio investments may materially impact the net gains (losses) from investment activities in our consolidated statement of operations depending upon the respective funds’ performance to date as compared to its hurdle rate. An immediate, hypothetical 10% decline in the fair value of investments would result in a decrease of investment income totaling $117.8 million.
Exchange Rate Risk
Our investment funds hold investments that are denominated in non-USD currencies that may be affected by movements in the rate of exchange between the USD and non-USD currencies. Non-USD denominated assets and liabilities are translated at year-end rates of exchange, and the consolidated statements of operations accounts are translated at rates of exchange in effect throughout the year. In our capacity as investment manager, certain of the funds we manage may seek to mitigate risks from this exposure by employing hedging techniques, including using foreign currency options and foreign exchange forward contracts to help insulate us from future changes in exchange rates. This may include hedging amounts in excess of our capital invested, to reduce exposure on projected unrealized on projected unrealized investment profits. We estimate that as of December 31, 2025, if the USD strengthened 10% against all foreign currencies, the impact on our consolidated results of operations for the year then ended would be as follows: (a) performance allocations would decrease by $300.74 million, or $55.5 million net of accrued performance allocation compensation and other allocations and (b) net gains from investments would decrease by $22.3 million. The majority of our TPG funds are USD denominated and have functional currency in the USD. As such, our management fees are not significantly impacted by fluctuations in exchange rates.

Interest Rate Risk
Interest rate risk represents exposure we have to instruments whose values vary with the change in interest rates. These instruments include, but are not limited to, loans, borrowings and derivative instruments. We may seek to mitigate risks associated with the exposures by taking offsetting positions in derivative contracts. We have obligations under our loans that accrue interest at variable rates. Interest rate changes may therefore affect the amount of interest payments, future earnings and cash flows. The loans generally incur interest at SOFR plus an applicable rate. We do not have any interest rate swaps in place for these borrowings. Based on our debt obligations payable as of December 31, 2025, we estimate that interest expense relating to variable-rate debt would increase by approximately $2.5 million on an annual basis in the event interest rates were to increase by one percentage point.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of TPG Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Peppertree Capital Management Inc. (“Peppertree”), which was acquired on July 1, 2025, and whose financial statements constitute 4.5% of the Company’s total assets and 1.4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Peppertree.
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
•We evaluated the appropriateness of management’s assumptions through independent analysis and comparison to external sources.

•We involved more senior, more experienced audit team members and, as needed, our internal fair value specialists, to assist in the evaluation of management’s valuation methodologies and valuation assumptions including the unobservable inputs used to estimate fair value.
•We assessed the consistency by which management applied its valuation process.
•We evaluated management’s ability to accurately estimate the fair value of Level III investments by comparing the previous estimates of fair value to subsequent market transactions.

/s/ Deloitte & Touche LLP
Fort Worth, Texas
February 17, 2026
We have served as the Company’s auditor since 2015.

TPG Inc.
Consolidated Statements of Financial Condition
(dollars in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$826,105	$808,017
Restricted cash(1)	13,166	13,175
Due from affiliates	573,590	447,012
Investments (includes assets pledged of $603,322 and $720,933 as of December 31, 2025 and December 31, 2024, respectively(1))	9,211,816	7,503,281
Intangible assets, net	659,839	533,707
Goodwill	498,188	436,079
Right-of-use assets	552,254	208,501
Deferred tax assets	860,676	352,951
Other assets	297,301	232,386
Total assets	$13,492,935	$10,535,109

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$230,523	$211,914
Due to affiliates	694,632	465,137
Debt obligations(1)	1,722,547	1,281,984
Accrued performance allocation compensation	5,399,750	4,376,523
Operating lease liabilities	604,593	223,131
Other liabilities	704,515	384,431
Total liabilities	9,356,560	6,943,120

Commitments and contingencies (Note 16)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (153,113,961 and 109,211,355 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	153	109
Class B common stock $0.001 par value, 750,000,000 shares authorized (224,331,812 and 255,756,502 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	224	256
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Additional paid-in-capital	1,476,444	970,719
Accumulated deficit	(291,604)	(186,983)
Non-controlling interests	2,951,158	2,807,888
Total equity	4,136,375	3,591,989
Total liabilities and equity	$13,492,935	$10,535,109
_________________
(1)The Company’s consolidated total assets and liabilities as of December 31, 2025 and December 31, 2024 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 10 and 11 to the Consolidated Financial Statements.
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Operations
(dollars in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Fees and other	$2,424,138	$2,087,076	$1,534,626
Capital allocation-based income	2,246,074	1,413,006	855,285
Total revenues	4,670,212	3,500,082	2,389,911
Expenses
Compensation and benefits:
Cash-based compensation and benefits	894,382	835,328	547,377
Equity-based compensation	813,741	1,006,312	654,922
Performance allocation compensation	1,427,458	930,053	591,676
Total compensation and benefits	3,135,581	2,771,693	1,793,975
General, administrative and other	702,173	583,733	483,627
Depreciation and amortization	144,542	135,386	47,673
Interest expense	112,111	87,511	38,528
Total expenses	4,094,407	3,578,323	2,363,803
Investment income (loss)
Net (losses) gains from investment activities	(2,847)	(29,326)	6,564
Interest, dividends and other	93,620	82,743	42,622
Investment and other income of consolidated Public SPACs	—	—	8,359
Total investment income	90,773	53,417	57,545
Income (loss) before income taxes	666,578	(24,824)	83,653
Income tax expense	66,993	52,091	60,268
Net income (loss)	599,585	(76,915)	23,385
Net income attributable to redeemable equity in Public SPACs	—	—	12,044
Net income (loss) attributable to non-controlling interests in TPG Operating Group	50,771	(175,927)	(92,411)
Net income attributable to other non-controlling interests	364,226	75,529	23,662
Net income attributable to TPG Inc.	$184,588	$23,483	$80,090

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.89	$0.00	$0.89
Diluted	$0.45	$(0.42)	$(0.04)
Weighted-average shares of Class A common stock outstanding
Basic	138,879,433	100,219,905	80,334,871
Diluted	374,125,608	364,725,579	317,944,496

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2023	79,240,058	229,652,641	$79	$230	$506,639	$2,724	$509,672	$2,576,199	$3,085,871
Net income (loss)	—	—	—	—	—	80,090	80,090	(68,749)	11,341
Equity-based compensation	—	—	—	—	49,579	—	49,579	590,443	640,022
Capital contributions	—	—	—	—	—	—	—	21,769	21,769
Dividends/distributions	—	—	—	—	—	(117,495)	(117,495)	(539,309)	(656,804)
Change in redemption value of redeemable non-controlling interest	—	—	—	—	1,457	—	1,457	25,971	27,428
Shares issued for net settlement of equity-based awards	356,443	—	0	—	0	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(1,752)	—	(1,752)	(5,126)	(6,878)
Deferred tax effects resulting from changes in equity	—	—	—	—	(767)	—	(767)	—	(767)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	1,000,000	(1,000,000)	1	(1)	1,085	—	1,085	—	1,085
Acquisition (see Note 3)	—	53,004,985	—	53	(53)	—	—	238,067	238,067
Equity reallocation between controlling and non-controlling interest	—	—	—	—	57,288	—	57,288	(57,288)	—
Balance at December 31, 2023	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134

See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2024	80,596,501	281,657,626	$80	$282	$613,476	$(34,681)	$579,157	$2,781,977	$3,361,134
Net income (loss)	—	—	—	—	—	23,483	23,483	(100,398)	(76,915)
Equity-based compensation	—	—	—	—	192,852	—	192,852	756,591	949,443
Capital contributions	—	—	—	—	—	—	—	220,934	220,934
Dividends/distributions	—	—	—	—	—	(175,785)	(175,785)	(657,595)	(833,380)
Shares issued for net settlement of equity-based awards	2,713,730	—	3	—	(3)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(21,361)	—	(21,361)	(46,310)	(67,671)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	25,901,124	(25,901,124)	26	(26)	38,444	—	38,444	—	38,444
Equity reallocation between controlling and non-controlling interest	—	—	—	—	147,311	—	147,311	(147,311)	—
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at January 1, 2025	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
Net income	—	—	—	—	—	184,588	184,588	414,997	599,585
Equity-based compensation	—	—	—	—	245,804	—	245,804	621,225	867,029
Capital contributions	—	—	—	—	—	—	—	539,097	539,097
Dividends/distributions	—	—	—	—	—	(289,209)	(289,209)	(999,053)	(1,288,262)
Shares issued for net settlement of equity-based awards	5,049,790	—	5	—	(5)	—	—	—	—
Shares retired	(517)	(857,626)	(0)	(1)	1	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(71,139)	—	(71,139)	(119,424)	(190,563)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	35,939,394	(35,939,394)	36	(36)	64,135	—	64,135	—	64,135
Equity reallocation between controlling and non-controlling interest	—	—	—	—	112,964	—	112,964	(112,964)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(258,359)	(258,359)
Acquisition of Peppertree	2,913,939	5,372,330	3	5	153,965	—	153,973	57,751	211,724
Balance at December 31, 2025	153,113,961	224,331,812	$153	$224	$1,476,444	$(291,604)	$1,185,217	$2,951,158	$4,136,375
See accompanying notes to Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$599,585	$(76,915)	$23,385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity-based compensation	813,741	1,006,312	654,922
Performance allocation compensation	1,427,458	930,053	591,676
Net losses (gains) from investment activities	2,847	29,326	(6,564)
Capital allocation-based income	(2,246,074)	(1,413,006)	(855,285)
Depreciation and amortization	144,542	135,386	47,673
Non-cash lease expense	56,471	36,573	23,207
Other non-cash activities	1,351	7,283	29,081
Changes in operating assets and liabilities:
Purchases of investments	(1,122,810)	(862,821)	(303,118)
Proceeds from investments	2,291,806	1,460,532	798,478
Due from affiliates	(118,555)	(18,862)	41,268
Other assets	(66,632)	(25,063)	(44,475)
Accounts payable and accrued expenses	(4,906)	52,610	(231,542)
Due to affiliates	62,271	26,635	(161,833)
Accrued performance allocation compensation	(803,609)	(647,128)	(505,024)
Other liabilities	(5,091)	(108,769)	(40,283)
Assets and liabilities, net related to consolidated Public SPACs	—	—	658,952
Net cash provided by operating activities	1,032,395	532,146	720,518

Investing activities:
Acquisition of Peppertree	(235,154)	—	—
Acquisition of Angelo Gordon	—	(16,334)	(356,835)
Purchases of fixed assets	(28,802)	(28,131)	(16,728)
Net cash used in investing activities	(263,956)	(44,465)	(373,563)

Financing activities:
Proceeds from debt obligations	1,339,000	1,388,500	651,000
Repayment of debt obligations	(891,000)	(1,037,500)	(150,000)
Issuance costs on debt obligations	(8,972)	(16,632)	(900)
Withholding taxes paid on net settlement of equity-based awards	(190,563)	(67,671)	(6,878)
Contributions from holders of other non-controlling interests	258,461	220,934	21,769
Dividends/Distributions	(1,229,045)	(832,491)	(643,224)
Settlement of contingent liabilities	(18,646)	—	—
Tax receivable agreement payments	(9,595)	—	—
Redemption of redeemable equity	—	—	(661,001)
Net cash used in financing activities	$(750,360)	$(344,860)	$(789,234)
Net change in cash, cash equivalents and restricted cash	$18,079	$142,821	$(442,279)
Cash, cash equivalents and restricted cash, beginning of period	821,192	678,371	1,120,650
Cash, cash equivalents and restricted cash, end of period	$839,271	$821,192	$678,371

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$30,286	$42,293	$51,130
Cash paid for interest	92,117	65,371	33,549
Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$826,105	$808,017	$665,188
Restricted cash	13,166	13,175	13,183
Cash, cash equivalents and restricted cash, end of period	$839,271	$821,192	$678,371
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
As of December 31, 2025, TPG Inc. held approximately 41% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements (the “Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2025.
The Consolidated Financial Statements include the accounts of TPG Inc., TPG Operating Group and their consolidated subsidiaries, management companies, the general partners of funds and entities that meet the definition of a variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.
Public SPACs are consolidated pursuant to U.S. GAAP in the relevant years presented, and the accompanying Consolidated Financial Statements include the revenues, expenses and cash flows of the consolidated Public SPACs. All of the management fees and other amounts earned from the consolidated Public SPACs are eliminated in consolidation. In addition, the equivalent expense amounts recorded by the consolidated Public SPACs are also eliminated, with such reduction of expenses allocated to controlling interest holders. Accordingly, the consolidation of these entities has no net effect on net income attributable to TPG Inc. or net income attributable to other non-controlling interests. As of December 31, 2025 and December 31, 2024, the Company did not have any investments in consolidated Public SPACs.

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

TPG Inc.
Notes to Consolidated Financial Statements

An entity is considered to be a VIE if any of the following conditions exist: (i) the equity investment at risk is not sufficient to finance the activities of the entity without additional subordinated financial support, (ii) as a group, the holders of the equity investment at risk lack the power to direct the activities that most significantly impact the entity’s economic performance or the obligation to absorb the expected losses or right to receive the expected residual returns, and (iii) the voting rights of some holders of the equity investment at risk are disproportionate to their obligation to absorb losses or right to receive returns, and substantially all of the activities are conducted on behalf of the holder of equity investment at risk with disproportionately few voting rights. For limited partnerships, limited partners lack power if neither (i) a simple majority or lower threshold (including a single limited partner) with equity at risk is able to exercise substantive kick-out rights through voting interests over the general partner, nor (ii) limited partners with equity at risk are able to exercise substantive participating rights over the general partners.
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
Revenues
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Management fees	$1,826,411	$1,637,990	$1,187,947
Monitoring fees	29,012	29,625	10,866
Transaction fees	231,394	140,599	99,427
Incentive fees	49,287	33,032	2,815
Expense reimbursements and other	288,034	245,830	233,571
Total fees and other	2,424,138	2,087,076	1,534,626
Performance allocations	2,011,649	1,301,766	808,248
Capital interests	234,425	111,240	47,037
Total capital allocation-based income	2,246,074	1,413,006	855,285
Total revenues	$4,670,212	$3,500,082	$2,389,911

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
(b)See Note 13 to the Consolidated Financial Statements for amounts classified in due from affiliates.

TPG Inc.
Notes to Consolidated Financial Statements

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
Management fee rates generally range between the following:

Management fee base	Low	High
Committed capital	0.50%	2.00%
Actively invested capital	0.25%	2.00%
Net funded capital commitments	0.50%	1.75%
Cost of investments	0.33%	1.00%
NAV	0.35%	2.00%
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023 these amounts totaled $28.2 million, $48.9 million and $6.4 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements.
Monitoring Fees
Monitoring fees are earned for providing oversight and advisory services to certain portfolio companies. Monitoring fees are based upon the contractual terms of the related agreements with the underlying portfolio company and are recognized as such services are provided. After the monitoring contract is established, there are no significant judgments made in determining the transaction price.
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

TPG Inc.
Notes to Consolidated Financial Statements

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

TPG Inc.
Notes to Consolidated Financial Statements

The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at December 31, 2025 related to clawback, see Note 16 to the Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on deposit with banks and other short-term investments with an initial maturity of 90 days or less. Restricted cash balances relate to cash balances reserved for the payment of interest on the Company’s privately placed securitization notes.

TPG Inc.
Notes to Consolidated Financial Statements

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
Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of December 31, 2025, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.

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
Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within general, administrative and other in the accompanying Consolidated Financial Statements (see Note 15 to the Consolidated Financial Statements).

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
Segment Reporting
The Company provides a variety of fee-based asset management services to the TPG funds, limited partners, SMAs and clients, and other vehicles, primarily in North America. The Company is also entitled to performance allocations from the TPG funds when the Company has a general partner interest. The Company operates its business as a single operating and reportable segment, as the Company’s CODM, its CEO, manages the business on a consolidated basis. The segment expenses regularly provided to the CODM are the same as those shown on the Company’s Consolidated Statement of Operations. The Company operates collaboratively across product lines through shared investment themes and relies on shared support functions that span across product lines. The CODM uses consolidated net income as one of the primary measures to make resource allocation decisions and assess the performance of the Company across reporting periods. There is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Consolidated Financial Statements herein.
Regulated Entities
At December 31, 2025, the Company consolidates a registered broker-dealer subsidiary that is subject to the minimum net capital requirements of the SEC and FINRA that may restrict the Company’s ability to withdraw funds from the broker-dealer. The broker-dealer has continuously operated in excess of its minimum net capital requirements.
Certain other U.S. and non-U.S. entities are subject to various investment adviser, commodity pool operator and trader regulations. This includes a number of U.S. entities that are registered as investment advisers with the SEC.

TPG Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In September, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is designed to modernize the accounting for software costs for internal-use software. ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and now states that a reporting entity should begin capitalizing costs once management has authorized and committed funding to the project and determined it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for the Company beginning after December 15, 2027, with early adoption permitted at the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption of ASU 2025-06 on its Consolidated Financial Statements.
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
Recently Adopted Accounting Guidance
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires a significant expansion of the granularity of the income tax rate reconciliation as well as an expansion of other income tax disclosures. ASU 2023-09 requires a company to disclose specific income tax categories within the rate reconciliation table and provide additional information for reconciling items that meet a quantitative threshold if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (or loss) by the applicable statutory income tax rate. There are also additional disclosures related to income taxes paid disaggregated by jurisdictions. The Company adopted ASU 2023-09 on a prospective basis and included additional disclosures within Note 12 “Income taxes” to comply with the requirements of ASU 2023-09.
On March 21, 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of ASC Topic 718, Compensation—Stock Compensation. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company’s adoption of ASU 2024-01 on January 1, 2025 did not have a material impact on its Consolidated Financial Statements and disclosures.
3. Acquisition
Peppertree Acquisition
On July 1, 2025 (the “Peppertree Acquisition Date”), the Company and certain of its affiliated entities completed the acquisition (the “Peppertree Acquisition”) of the business of Peppertree Capital Management, Inc. (“Peppertree”) pursuant to the terms and conditions set forth in the transaction agreement (the “Peppertree Transaction Agreement”), as amended May 28, 2025, with Peppertree and certain affiliated entities and equity holders thereof (together with Peppertree, the “Peppertree Parties”), a specialized digital infrastructure investment firm with a focus on wireless communications towers. As a result of the Peppertree Acquisition, the Company expanded its platform diversity, with Peppertree’s alternative investment focus in wireless communications towers and related critical communication infrastructure assets.

TPG Inc.
Notes to Consolidated Financial Statements

The Company accounted for the Peppertree Acquisition as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), with assets acquired and liabilities assumed recorded at fair value as of July 1, 2025, subject to adjustments for provisional amounts through the measurement period, which is limited to one year from the Peppertree Acquisition Date. Peppertree contributed revenues of $66.9 million and net income of $37.3 million to the Company for the period ended December 31, 2025.
Pursuant to the Peppertree Transaction Agreement, the Company acquired Peppertree for both cash and non-cash consideration under U.S. GAAP equal to $389.6 million (“Peppertree Purchase Price”) as described below. The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Peppertree Acquisition Date (in thousands):

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
(b)Represents the fair value of approximately 2.9 million shares of nonvoting Class A common stock issued to certain Peppertree Parties upon consummation of the Peppertree Acquisition. The fair value of the shares of nonvoting Class A common stock was based on a $52.84 closing price for the shares of Class A common stock on the Peppertree Acquisition Date.
Pursuant to the terms of the Peppertree Transaction Agreement, the Company granted 5.4 million Common Units of TPG Operating Group (including an equal number of shares of Class B common stock of the Company) and 0.3 million restricted stock units of the Company to certain Peppertree Parties, which are deemed to be compensatory under U.S. GAAP and are not part of the Purchase Price. Additionally, certain Peppertree Parties will be entitled to an earnout payment of up to $300.0 million (the “Peppertree Earnout Payment”) upon the satisfaction of certain fee-related revenue and fundraising targets by Peppertree, payable, at the Company’s election and subject to certain limitations set forth in the Peppertree Transaction Agreement, in cash, Common Units (including an equal number of shares of Class B common stock) or a combination thereof. The Peppertree Earnout Payment is treated as post-combination compensation expense, as services are required from such Peppertree Parties post-closing. See Note 18 to the Consolidated Financial Statements for details.

TPG Inc.
Notes to Consolidated Financial Statements

The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Peppertree Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. The Company recorded $62.1 million of goodwill as of the Peppertree Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Acquisition. The goodwill recorded is not deductible for tax purposes.
The fair value and weighted average estimated useful lives of the acquired identifiable intangible assets as of the Peppertree Acquisition Date consist of the following (in thousands):

	Fair Value	Valuation Methodology	Estimated Average Useful Life (in years)
Management contracts	$181,700	Multi-period excess earnings method ("MPEEM")	4-9
Contractual performance fee allocations	65,200	Discounted cash flow analysis	6
Trade name	2,000	Relief from royalty method	4.5
Fair value of intangible assets acquired	$248,900
During the year ended December 31, 2025, the Company incurred $21.4 million of acquisition-related costs that were expensed and reported within general, administrative and other expenses in the Consolidated Statements of Operations.
The following unaudited pro forma information presents a summary of the Company’s Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, as if the acquisition was completed as of January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenues	$4,766,572	$3,672,847
Net income (loss) attributable to TPG Inc./controlling interest	184,190	(1,503)
These pro forma amounts have been calculated after applying the following material adjustments that were directly attributable to the Peppertree Acquisition:
•adjustments to include the impact of the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied on January 1, 2024;
•adjustments to include additional equity-based compensation expense related to Common Units and restricted stock units issued to Peppertree Parties, as if the grants occurred on January 1, 2024;
•adjustments for changes in the performance allocation compensation to Peppertree Parties in connection with the Peppertree Acquisition; and
•adjustments to include transaction costs in net income as if the Peppertree Acquisition occurred on January 1, 2024.

TPG Inc.
Notes to Consolidated Financial Statements

Angelo Gordon Acquisition
On November 1, 2023 (the “Angelo Gordon Acquisition Date”), the Company and certain of its affiliated entities (the “TPG Parties”) completed the acquisition (the “Angelo Gordon Acquisition”) of all of the voting interests and significant economics in Angelo, Gordon & Co., L.P., AG Funds L.P. and AG Partners, L.P. (collectively, “Angelo Gordon”) and certain of their affiliated entities (together with Angelo Gordon, the “Angelo Gordon Parties”), an alternative investment firm focused on credit and real estate investing, pursuant to the terms and conditions set forth in the transaction agreement (as amended, the “Angelo Gordon Transaction Agreement”), dated as of May 14, 2023, by and among the TPG Parties and Angelo Gordon Parties. As a result of the Angelo Gordon Acquisition, the Company expanded its platform diversity, with Angelo Gordon’s alternative investment focus on credit and real estate investing.
The Angelo Gordon Acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”), with assets acquired and liabilities assumed recorded at fair value.
Pursuant to the Angelo Gordon Transaction Agreement, the Company acquired Angelo Gordon for both cash and non-cash consideration under U.S. GAAP equal to $1,143.4 million (“Angelo Gordon Purchase Price”) as described below. The Angelo Gordon Purchase Price included a combination of:
•$740.7 million in cash paid at closing;
•$16.3 million paid during the year ended December 31, 2024 to the sellers of Angelo Gordon as a result of post close net working capital adjustments;
•9.2 million vested Common Units (and an equal number of Class B common stock) and 43.8 million unvested Common Units which are deemed to be compensatory under U.S. GAAP;
•the rights to an aggregate cash payment, payable in three payments of $50.0 million each, reflecting an aggregate of $150.0 million (the “Aggregate Annual Cash Holdback Amount”); and
•the non-compensatory portion under U.S. GAAP of a total earnout payment of up to $400.0 million in value (the “Angelo Gordon Earnout Payment”), subject to the satisfaction of certain fee-related revenue (“FRR”) targets during the period beginning on January 1, 2026 and ending on December 31, 2026 (the “Measurement Period”).

TPG Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the accounting for the Angelo Gordon Acquisition was complete. The following table summarizes the fair value of amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Angelo Gordon Acquisition Date (in thousands):

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
(b)Represents the difference between the estimated cash consideration paid at closing and the final cash consideration determined no later than April 30, 2024 in accordance with the amended terms of the Angelo Gordon Transaction Agreement, which was fully paid as of June 30, 2024.
(c)Represents the fair value of approximately 9.2 million vested Common Units granted to the Angelo Gordon partners upon consummation of the Angelo Gordon Acquisition. The fair value of Common Units was based on a $28.18 closing price for the shares of Class A common stock on the Angelo Gordon Acquisition Date, adjusted for a discount for lack of marketability. Approximately 43.8 million unvested Common Units and 8.4 million Service Awards available to be granted in connection with the Angelo Gordon Acquisition are considered compensatory under U.S. GAAP and are not part of the Angelo Gordon Purchase Price. Refer to Note 18 to the Consolidated Financial Statements for details.
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
(e)Represents the estimated fair value of the non-compensatory portion of the Angelo Gordon Earnout Payment expected to be paid in the form of cash and vested Common Units to Angelo Gordon partners upon satisfaction of certain FRR targets during the Measurement Period. This amount, reflected as contingent consideration, was determined using a multiple probability simulation approach. Inputs to the fair value include probability adjusted FRR amounts and FRR target thresholds. The compensatory portion of the Angelo Gordon Earnout Payment to the Angelo Gordon partners is treated as post-combination compensation expense, as services are required from such partners post-Closing. See Note 18 to the Consolidated Financial Statements for details.

TPG Inc.
Notes to Consolidated Financial Statements

The total Purchase Price was allocated to the fair value of assets acquired and liabilities assumed as of the Angelo Gordon Acquisition Date, with the excess Purchase Price recorded as goodwill. A third-party valuation specialist assisted the Company with the fair value estimates for the assets acquired and liabilities assumed. The Company recorded $205.9 million of goodwill as of the Angelo Gordon Acquisition Date. Goodwill is primarily attributable to the scale, skill sets, operations and expected synergies that can be achieved subsequent to the Angelo Gordon Acquisition. The goodwill recorded is not deductible for tax purposes.
The fair value and weighted average estimated useful lives of the acquired identifiable intangible assets as of the Angelo Gordon Acquisition Date consist of the following (in thousands):

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
These pro forma amounts have been calculated after applying the following material adjustments that were directly attributable to the Angelo Gordon Acquisition:
•adjustments to exclude amounts related to Angelo Gordon’s CLOs that were deconsolidated as of September 30, 2023 in accordance with the terms of the Angelo Gordon Transaction Agreement;
•adjustments to include the impact of the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied on January 1, 2022;
•adjustments to interest expense for additional funding obtained by TPG in connection with the Angelo Gordon Acquisition;
•adjustments to include additional equity-based compensation expense related to Common Units and Service Awards issued to Angelo Gordon partners and professionals, as if the grants occurred on January 1, 2022;
•adjustments for changes in the performance allocation compensation to Angelo Gordon partners in connection with the Angelo Gordon Acquisition;
•adjustments to allocation of net income to reflect the pro-rata economic ownership attributable to TPG post Angelo Gordon Acquisition;
•adjustments to reflect the tax effects of the Angelo Gordon Acquisition and the related adjustments as if Angelo Gordon had been included in the Company’s results as of January 1, 2022; and

TPG Inc.
Notes to Consolidated Financial Statements

•adjustments to include transaction costs in earnings as if the Angelo Gordon Acquisition occurred on January 1, 2022.
4. Investments
Investments consist of the following (in thousands):

	December 31,
	2025	2024
Equity method - performance allocations	$7,309,239	$5,958,079
Equity method - capital interests (includes assets pledged of $521,124 and $647,448 as of December 31, 2025 and December 31, 2024, respectively)	1,801,436	1,284,255
Loan held for sale	—	47,880
Investments held to maturity, at amortized cost (includes assets pledged of $82,198 and $73,485 as of December 31, 2025 and December 31, 2024, respectively)	88,480	78,941
Investments held for sale and other(a)	—	121,995
Equity method - other	12,661	12,003
Equity investments	—	128
Total investments	$9,211,816	$7,503,281
_________________
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
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net (losses) gains of investments held for sale and other	$(2,227)	$2,572	$—
Net (losses) gains of equity method investments, fair value option	—	(26,785)	15,264
Net losses of equity method investments - other	(838)	(1,217)	(1,306)
Net gains (losses) from equity investments	218	(3,896)	(7,394)
Total net (losses) gains from investment activities	$(2,847)	$(29,326)	$6,564
Loan Held for Sale
As of December 31, 2024, the Company held a short-term funding arrangement as part of the Company’s capital markets activities for $47.9 million, which is recorded at amortized cost basis in investments on the Consolidated Statements of Financial Condition. As of December 31, 2025, the short-term funding arrangement had been settled.
Investments Held to Maturity, at Amortized Cost
In connection with the acquisition of Angelo Gordon, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $90.0 million and $81.6 million at December 31, 2025 and 2024, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Summarized Financial Information
TPG evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the SEC. As of and for the years ended December 31, 2025, 2024 and 2023, no individual equity method investment held by TPG met the significance criteria. As such, TPG is not required to present separate financial statements for any of its equity method investments.

The following table shows summarized financial information relating to the Consolidated Statements of Financial Condition for all of TPG’s equity method investments assuming 100% ownership as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Total assets	$196,020,558	$153,574,291
Total liabilities	44,298,175	29,826,843
Total equity	151,722,383	123,747,448
The following table shows summarized financial information relating to the Consolidated Statements of Operations for all of TPG’s equity method investments assuming 100% ownership for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$18,104,095	$13,639,080	$11,092,500
Expenses	4,442,523	4,379,772	4,134,838
Net income	$13,661,572	$9,259,308	$6,957,662
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s financial assets and liabilities that fall within the fair value hierarchy (in thousands):

	December 31, 2025
	Level I	Level II	Level III	Total
Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$70,875	$70,875
Earnout Payment	—	—	13,727	13,727
Total liabilities	$—	$—	$84,602	$84,602

TPG Inc.
Notes to Consolidated Financial Statements

	December 31, 2024
	Level I	Level II	Level III	Total
Assets
Investments held for sale and other(a)	$—	$—	$121,995	$121,995
Equity investments	128	—	—	128
Total assets	$128	$—	$121,995	$122,123

Liabilities
Aggregate Annual Cash Holdback Amount	$—	$—	$107,991	$107,991
Earnout Payment	—	—	32,769	32,769
Total liabilities	$—	$—	$140,760	$140,760
_________________
(a)Investments held for sale and other are held primarily for the purpose of selling in the near term as described in Note 2 to the Consolidated Financial Statements.
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Year Ended December 31,
	2025	2024
Investments held for sale and other
Balance, beginning of period	$121,995	$—
Purchases	266,273	119,423
Proceeds	(386,041)	—
Change in unrealized value	(2,227)	2,572
Balance, end of period	$—	$121,995

Financial liabilities
Balance, beginning of period	$140,760	$156,299
Unrealized gains, net	(37,512)	(15,539)
Payments	(18,646)	—
Balance, end of period	$84,602	$140,760
Total realized and unrealized gains and losses recorded for Level III investments held for sale and other are reported in net gains (losses) from investment activities in the Consolidated Statements of Operations. Total realized and unrealized gains and losses recorded for Level III financial liabilities are reported in interest, dividends and other in the Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

TPG Inc.
Notes to Consolidated Financial Statements

	Fair Value as of December 31, 2025	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities
Aggregate Annual Cash Holdback Amount	$70,875	Present value	Discount rate	8.0%
Earnout Payment	13,727	Multiple probability simulation	Estimated revenue volatility	20.1%
	$84,602
_________________
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

TPG Inc.
Notes to Consolidated Financial Statements

6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025			2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$378,200	$(145,052)	$233,148	$313,000	$(92,718)	$220,282
Management contracts(a)	468,700	(92,216)	376,484	302,000	(53,680)	248,320
Technology	46,000	(24,917)	21,083	46,000	(13,417)	32,583
Investor relationships	25,000	(9,375)	15,625	25,000	(7,292)	17,708
Trade name(a)	17,500	(6,328)	11,172	15,500	(3,288)	12,212
Other intangible assets(a), (b)	2,994	(667)	2,327	8,494	(5,892)	2,602
Total intangible assets, net	$938,394	$(278,555)	$659,839	$709,994	$(176,287)	$533,707
_________________
(a)Includes intangible assets with a net carrying value of $227.7 million as of December 31, 2025 related to the acquisition of Peppertree described in Note 3 to the Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of December 31, 2025 and December 31, 2024.
The Company recognized no material impairment losses on intangible assets during the years ended December 31, 2025 and 2024.
Intangible asset amortization expense was $124.8 million, $115.8 million and $41.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2025 (in thousands):

2026	$144,508
2027	141,258
2028	120,415
2029	94,810
2030	46,616
Thereafter	111,238
Total	$658,845

TPG Inc.
Notes to Consolidated Financial Statements

Goodwill
The following table summarizes the carrying value of the Company’s goodwill as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Goodwill
Balance, beginning of period	$436,079	$436,079
Acquisition	62,109	—
Balance, end of period	$498,188	$436,079
As of December 31, 2025, there have been no impairment losses recognized on goodwill.
7. Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Fixed assets, net:
Leasehold improvements	$167,692	$161,962
Computer hardware and software	39,227	38,596
Furniture, fixtures and equipment	8,413	8,267
Other fixed assets	54,509	34,369
Accumulated depreciation	(171,212)	(153,740)
Total fixed assets, net	98,629	89,454
Prepaid expenses	87,963	73,422
Deferred placement fees	48,802	26,858
Other	61,907	42,652
Other assets	$297,301	$232,386
8. Accounts Payable and Accrued Expenses, and Other Liabilities
Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Trade accounts payable	$46,936	$45,606
Accrued expenses	183,587	166,308
Accounts payable and accrued expenses	$230,523	$211,914

TPG Inc.
Notes to Consolidated Financial Statements

Other liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Tax Receivable Agreement (see Note 12)	$316,552	$22,465
Clawback liability (see Note 16)	7,925	5,450
Contingent consideration	84,602	140,760
Repurchase agreements	88,195	78,196
Liability classified awards (see Note 18)	23,935	67,703
Other	183,306	69,857
Other liabilities	$704,515	$384,431
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain non-affiliate parties of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the year ended December 31, 2025, these non-affiliate parties exchanged 21,000,000 Common Units, as described in Note 12 to the Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. Accordingly, the Company recorded an additional Tax Receivable Agreement liability in the amount of $294.1 million during the year ended December 31, 2025. As of December 31, 2025 and 2024, other liabilities include $316.6 million and $22.5 million, respectively, related to these non-affiliate parties.
Contingent Consideration
In connection with the Angelo Gordon Acquisition described in Note 3, the Company recorded contingent consideration liabilities of $152.5 million to reflect the estimated fair value of the contingent consideration for the Angelo Gordon Earnout Payment and Aggregate Annual Cash Holdback Amount as of the Angelo Gordon Acquisition Date. Contingent consideration is included in other liabilities on the Consolidated Statements of Financial Condition. Contingent consideration is remeasured at each reporting period, and any changes in fair value are recognized as interest, dividends and other in the Consolidated Statements of Operations. As of December 31, 2025 and 2024, other liabilities include $84.6 million and $140.8 million, respectively, related to contingent consideration.
Repurchase Agreements
In connection with the Angelo Gordon Acquisition described in Note 3, the Company holds various investments in CLO funds. Northwoods European Management, LLC (“ECLO”), a consolidated subsidiary of the Company has a master repurchase agreement with NWCC Cayman, LLC (“Nearwater”) with respect to the Company’s investment in the debt tranches of various CLO funds. The repurchase agreement extends a facility of a maximum of 100,000 Euros to ECLO for future investment in the debt issued by CLO funds. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the periods ended December 31, 2025 and 2024 is 4.4% and 5.9%, respectively.
ECLO had outstanding borrowings under the repurchase agreement with Nearwater as of December 31, 2025 and 2024 to finance its investments in the debt of three CLO funds with maturity dates ranging from November 25, 2033 through March 15, 2034. As of December 31, 2025 and 2024, borrowings of $66.3 million and $58.9 million, respectively, are outstanding on the facility which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.

TPG Inc.
Notes to Consolidated Financial Statements

ECLO entered into an additional master repurchase agreement with Citibank, N.A. on December 22, 2021, to finance the purchase of the Company’s investment in one of the CLO funds managed by the entity. The repurchase agreement bears interest at a rate of 0.5% spread above the interest earned by ECLO on the tranches of notes subject to the master repurchase agreement. The weighted average interest rate for the periods ended December 31, 2025 and 2024 is 4.4% and 5.6%, respectively. ECLO had outstanding borrowings under the repurchase agreement as of December 31, 2025 and 2024 to finance the investment in the debt of one CLO fund with a maturity date of October 15, 2035. As of December 31, 2025 and 2024, borrowings of $21.9 million and $19.3 million, respectively, are outstanding on the repurchase agreement which is recorded in other liabilities on the Consolidated Statements of Financial Condition. ECLO pledges as collateral its investments in the debt of the CLO funds fully collateralizing all outstanding borrowings drawn under the repurchase agreement. All outstanding borrowings drawn from the repurchase agreement mature in a period greater than 90 days.
9. Credit and Market Risk

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
The Company is subject to potential concentration risk related to the investors’ commitments to TPG funds. At December 31, 2025, no individual investor accounted for more than 10% of the total committed capital to TPG’s active funds.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
10. Variable Interest Entities
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the years ended December 31, 2025 and 2024, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	December 31,
	2025	2024
Investments (includes assets pledged of $521,124 and $647,448 as of December 31, 2025 and December 31, 2024, respectively)	$1,774,815	$1,257,220
Due from affiliates	408,022	340,835
Potential clawback obligation	2,456,516	2,140,355
Due to affiliates	72,266	57,239
Maximum exposure to loss	$4,711,619	$3,795,649
Additionally, cumulative performance allocations of $7.3 billion and $6.0 billion as of December 31, 2025 and December 31, 2024, respectively, are subject to reversal in the event of future losses.

TPG Inc.
Notes to Consolidated Financial Statements

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
Further, in the calendar years 2024 and 2023, if the amount otherwise available under the discretionary performance allocation program is less than $130.0 million and $120.0 million, respectively, our Chief Executive Officer can determine to increase the performance allocations available under such performance allocation program by an amount equal to the shortfall plus $10.0 million (which we refer to as “Performance Allocation Increases”), by allocating amounts to the holders of Promote Units that would have otherwise been distributable to RemainCo. The maximum Performance Allocation Increase in any year is $40.0 million. In the calendar years 2024 and 2023, the Performance Allocation Increase to the holders of Promote Units was $32.2 million and $29.2 million, respectively.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The transfer of Participation Rights to the special purpose entities are considered sales for legal purposes. However, the Participation Rights and the related debt remain on the Company’s Consolidated Statements of Financial Condition. The Company recognizes interest expense on the Secured Notes issued by the special purpose entities.
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
As of December 31, 2025 and December 31, 2024, the carrying amount of Secured Notes issued by the VIEs was $246.2 million and $245.9 million, respectively, and is shown in the Company’s Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $3.8 million and $4.1 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Consolidated Statements of Financial Condition (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$5,473	$21,297
Restricted cash	13,166	13,175
Participation rights receivable(a)	521,124	647,448
Due from affiliates	435	435
Total assets	$540,198	$682,355

Accrued interest	$191	$191
Due to affiliates and other	131	162
Secured notes, net	246,183	245,875
Total liabilities	$246,505	$246,228
_________________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Consolidated Financial Statements

11. Debt Obligations
On August 14, 2025, the Notes Issuer completed an offering of $500.0 million aggregate principal amount of Senior Notes due 2036. The 2036 Senior Notes will mature on January 15, 2036, unless earlier accelerated, redeemed or repurchased. The 2036 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2036 Senior Notes bear interest at a rate of 5.375% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2036 Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries. Transaction costs related to the 2036 Senior Notes issuance have been capitalized and are amortized over the life of the 2036 Senior Notes.
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

			As of December 31, 2025		As of December 31, 2024
	Maturity Date	Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	May 2030	$1,750,000	$—	4.74%	$—	5.43%
2034 Senior Notes(b)	March 2034	600,000	594,700	5.88%	594,051	5.88%
2036 Senior Notes(c)	January 2036	500,000	491,353	5.38%	—	—%
Subordinated Notes(d)	March 2064	400,000	390,311	6.95%	390,058	6.95%
Secured Notes - Tranche A(e)	June 2038	200,000	196,931	5.33%	196,683	5.33%
Secured Notes - Tranche B(e)	June 2038	50,000	49,252	4.75%	49,192	4.75%
364-Day Revolving Credit Facility(f)	April 2026	300,000	—	5.69%	52,000	6.33%
Subordinated Credit Facility(g)	August 2027	30,000	—	6.04%	—	6.68%
Total debt obligations		$3,830,000	$1,722,547		$1,281,984
_________________
(a)As of December 31, 2025, the Senior Unsecured Revolving Credit Facility has aggregate revolving commitments of $1.75 billion. Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.20% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%. In May 2025, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date to May 1, 2030 and increased the size of the Senior Unsecured Revolving Credit Facility to $1.65 billion. In June 2025, the Company further amended the Senior Unsecured Revolving Credit Facility to increase the size of the Senior Unsecured Revolving Credit Facility to $1.75 billion.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 with interest payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024.
(c)The 2036 Senior Notes were issued on August 14, 2025 with interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026.
(d)On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated notes due 2064 with interest payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years.
(e)The Company’s Secured Notes are issued using on-balance sheet securitization vehicles, as further discussed in Note 10 to the Consolidated Financial Statements.
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
(g)On August 2014, a consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities, for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2025, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2026 to August 2027.

TPG Inc.
Notes to Consolidated Financial Statements

At December 31, 2025, the Company was in compliance with all covenants under the debt obligations.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	December 31,
	2025	2024
2034 Senior Notes(a)	$627,402	$614,844
2036 Senior Notes(a)	499,380	—
Subordinated Notes(b)	397,600	406,720
Secured Notes - Tranche A(c)	198,960	196,403
Secured Notes - Tranche B(c)	49,070	48,194
_________________
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
During the years ended December 31, 2025, 2024 and 2023 the Company incurred interest expense of $102.3 million $77.1 million and $31.8 million respectively, on its debt obligations.
12. Income Taxes
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
The income (loss) before income taxes includes the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income taxes
United States	$130,081	$(144,214)	$18,303
Foreign	536,497	119,390	65,350
	$666,578	$(24,824)	$83,653

TPG Inc.
Notes to Consolidated Financial Statements

The Company has provided U.S. federal, foreign and state and local corporate income tax for certain consolidated subsidiaries. The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income taxes (benefit)
Federal	$10,266	$26,460	$24,314
State and local	11,583	8,368	6,680
Foreign	15,327	11,906	9,198
	37,176	46,734	40,192
Deferred income taxes (benefit)
Federal	56,528	15,412	18,258
State and local	(14,758)	88	1,570
Foreign	(11,953)	(10,143)	248
	29,817	5,357	20,076
Income tax expense (benefit)	$66,993	$52,091	$60,268

TPG Inc.
Notes to Consolidated Financial Statements

During 2025, we adopted ASU 2023-09 on a prospective basis. See Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Guidance for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
Provision for income taxes at U.S. federal statutory rate	$139,981	21.0%
State and local income taxes, net of federal benefit(a)	(3,579)	(0.5)
Foreign tax effects:
Cayman Islands
Income not subject to tax	(90,307)	(13.6)
Luxembourg
Income not subject to tax	(15,962)	(2.4)
Other reconciling items	(63)	—
Other foreign jurisdictions	(1,995)	(0.3)
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws:
Foreign branch	108,824	16.3
Tax credits:
Foreign tax credits	(4,160)	(0.6)
Changes in valuation allowances	6,960	1.0
Nontaxable or nondeductible items:
Non-deductible compensation	34,524	5.2
Equity-based compensation windfall	(14,209)	(2.1)
Other	(776)	(0.1)
Changes in unrecognized tax benefits	1,492	0.2
Other adjustments:
Income passed through to partners	(89,445)	(13.4)
Other	(4,292)	(0.6)
Total tax provision and effective tax rate	$66,993	10.1%
________________
(a)State and local taxes in New York, California, Minnesota, and New York City made up the majority (greater than 50%) of the tax effect in this category.

TPG Inc.
Notes to Consolidated Financial Statements

The following table reconciles the U.S. federal statutory tax rate to the effective income tax rate of the Company’s income tax expense for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
U.S. federal taxes at statutory rate	21.0%	21.0%
Income passed through to partners	(73.5)	9.6
State and local income taxes	(35.5)	12.0
Foreign taxes, net of U.S. foreign tax credits	(36.8)	7.7
Equity-based compensation	(104.0)	(1.3)
Change in TPG Operating Group tax basis estimate	—	—
Return to Provision	13.9	(0.9)
Change in valuation allowance	33.6	20.8
Change in tax status of statutory subsidiaries	—	2.9
Other reconciling items	(28.5)	0.2
Effective income tax rate	(209.8%)	72.0%
Income taxes are provided at the applicable statutory rates. The tax effects of temporary differences resulted in the following deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Investment in TPG Operating Group	$944,708	$406,730
Accruals	13,621	10,782
Fixed assets	1,177	1,220
Net operating loss carryforwards	1,913	248
Equity-based compensation	37,034	21,752
Operating lease liabilities	5,283	2,116
Foreign tax credits	2,815	1,111
Other	712	236
	1,007,263	444,195
Less: valuation allowance	(141,265)	(89,321)
Deferred tax assets, net	$865,998	$354,874

Deferred tax liabilities
Right-of-use assets	$4,812	$1,869
Intangible assets, net	8,010	6,298
Other	514	53
Deferred tax liabilities, net	$13,336	$8,220

TPG Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025 and December 31, 2024, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $993.9 million and $436.0 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock, including the exchanges of Common Units for Class A common stock. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
At December 31, 2025 the Company has foreign tax credits available in the United States in the amount of $2.8 million, which will begin to expire in 2033 if not utilized. The Company has U.S. federal and state and local net operating loss carryforwards of $0.7 million that may be carried forward indefinitely and approximately $1.2 million of net operating loss carryforwards related to foreign jurisdictions expected to expire beginning in 2026.
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
As of December 31, 2025 and December 31, 2024, the Company has recognized a valuation allowance of $141.3 million and $89.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future. The Company has recognized valuation allowances against certain foreign tax credits available for use in the United States in the amount of $0.4 million, which are expected to expire unutilized, The Company also recognized a valuation allowance of $0.2 million primarily related to foreign net operating loss carryforwards, as it is more likely than not that this portion of our foreign deferred tax assets is not realizable.
The current year net increase in our valuation allowance, as compared to the prior year, was $51.9 million of which a $10.2 million increase was charged to income tax expense and a $41.7 million increase was recognized through equity.
As of December 31, 2025 and December 31, 2024, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $811.6 million and $331.3 million, respectively. Approximately $495.1 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 13 and $316.6 million is attributable to non-affiliates recorded in other liabilities. During the year ended December 31, 2025, certain holders of Common Units exchanged 35,939,394 Common Units for an equal number of shares of Class A Common Stock as described in Note 19 to the Consolidated Financial Statements. In connection with these exchanges, the Company recorded an additional liability pursuant to the Tax Receivable Agreement of $476.1 million. During the year, the liability pursuant to the Tax Receivable Agreement increased by an additional $13.8 million primarily due to changes in estimates used in measuring the liability, including updates to the state tax rates and other assumptions to estimate future payment obligations under the Tax Receivable Agreement. During the year ended December 31, 2025, the Company made payments of $9.6 million in connection with the Tax Receivable Agreement.

TPG Inc.
Notes to Consolidated Financial Statements

The following is a tabular reconciliation of unrecognized tax benefits, excluding interest and penalties (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits - January 1	$1,998	$1,987	$2,024
Additions related to current year positions	581	28	711
Additions related to prior year positions	338	—	—
Reductions for tax positions of prior years	—	—	(360)
Lapse of statute of limitations	—	—	(386)
Exchange rate fluctuations	(78)	(17)	(2)
Unrecognized tax benefits - December 31	$2,839	$1,998	$1,987
The Company recognizes interest and penalties accrued on uncertain tax benefits in income tax expense. For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest of $1.3 million, $1.1 million and $0.9 million, respectively. The Company recognized penalties of $1.5 million, $1.1 million and $1.1 million for the years ended December 31, 2025, and 2024 and 2023, respectively.
As of December 31, 2025, the Company has unrecognized tax benefits and accrued interest and penalties of $5.7 million, which, if recognized, would impact the effective tax rate. The Company does not believe that it has any tax position for which it is reasonably possible that it will be required to record significant amounts of unrecognized tax benefits within the next twelve months. The Company applies the provisions of ASC 740, which clarifies the accounting and disclosure for uncertainty in tax positions. The Company analyzed its tax filing positions for all federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions.
In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. At December 31, 2025, U.S. federal tax returns related to 2022 through 2024 and predecessor entities for the year 2021 are generally open under the normal statute of limitations and therefore subject to examination. State and local tax returns of our predecessor entities are generally open to audit for tax years between 2020 to 2021. In addition, certain foreign subsidiaries’ tax returns from 2011 to 2024 are also open for examination by various regulators. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any current or future audit will have a material adverse effect on the Company’s Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

Pursuant to the disclosure requirements of ASU 2023-09, the following table summarizes income taxes paid (net of refunds) exceeding 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Year Ended December 31, 2025
US Federal	$4,783

US State and Local
California	1,693
New York City	10,125
Texas	1,692
Other	3,611

Foreign
India	1,611
Singapore	3,666
Other	3,105
Total income taxes paid (net of refunds)	$30,286
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
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules. In January 2026, the OECD released Administrative Guidance that introduced new Safe Harbors including one that exempts U.S.-parented multinational groups from various aspects of the GloBE rules. The Company will continue to monitor for legislative changes related to this guidance. As of December 31, 2025, the Company has analyzed enacted legislation and determined that the effects of Pillar Two are not material to the Company’s financial statements.

TPG Inc.
Notes to Consolidated Financial Statements

13. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	December 31,
	2025	2024
Portfolio companies	$68,787	$55,914
Partners and employees	3,542	2,657
Other related entities	93,239	47,606
Unconsolidated VIEs	408,022	340,835
Due from affiliates	$573,590	$447,012

Portfolio companies	$18,788	$10,731
Partners and employees	579,039	373,452
Other related entities	24,539	23,715
Unconsolidated VIEs	72,266	57,239
Due to affiliates	$694,632	$465,137
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the year ended December 31, 2025, these current and former partners and employees exchanged 14,939,394 Common Units, as described in Note 19 to the Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. During the year ended December 31, 2025, the Company recorded an additional Tax Receivable Agreement liability in the amount of $189.9 million in connection with certain current and former employees and partners of TPG Partner Holdings. As of December 31, 2025 and December 31, 2024, the Company has recorded a Tax Receivable Agreement liability of $495.1 million and $308.9 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Consolidated Statements of Financial Condition.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the years ended December 31, 2025 and 2024 totaled $320.4 million and $179.4 million, respectively.
Fee Income from Affiliates
Substantially all revenues are generated from TPG funds, limited partners of TPG funds, or portfolio companies. The Company disclosed revenues in Note 2 to the Consolidated Financial Statements.

TPG Inc.
Notes to Consolidated Financial Statements

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
Line of Credit Arrangement
On August 26, 2025, TPG Operating Group II, L.P. entered into an unsecured, uncommitted line of credit (the “Line of Credit”) with an affiliate of TPG Private Equity Opportunities (“T-POP”) to provide for up to a maximum aggregate principal amount of $250.0 million. No amount was outstanding on the Line of Credit as of December 31, 2025.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the years ended December 31, 2025, 2024 and 2023, were $12.7 million, $15.9 million and $17.8 million, respectively, and recorded in fees and other in the Consolidated Statements of Operations.
Other Related Party Transactions
The Company has entered into contracts to provide services or facilities for a fee from a former affiliate. As of April 2024, the contracts to provide services to such party have ended, and as such, no fees were recognized during the year ended December 31, 2025. A portion of these fees are recognized as fees and other in the Consolidated Statements of Operations in the amount of $10.9 million and $28.9 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, these related parties made payments associated with these arrangements of $18.2 million and $35.8 million, respectively.
14. Redeemable Equity
Investment in SPACs
The Company has invested in and sponsored SPACs which were formed for the purposes of effecting a merger, asset acquisition, stock purchase, reorganization or other business combination. In the IPO of each of these SPACs, either common shares or units (which include one Class A ordinary share and, in some cases, a fraction of a redeemable public warrant which entitled the holder to purchase one share of Class A ordinary shares at a fixed exercise price) were sold to investors. Each SPAC provided its public shareholders the option to redeem their shares either (i) in connection with a shareholder meeting to approve the business combination or (ii) by means of a tender offer. Assets held in Trust Accounts related to gross proceeds received from the IPO and could only be used for the initial business combination and any possible investor redemptions. If the SPAC was unable to complete a business combination within a specified time frame, typically within 24 months of the IPO close date, the SPACs redeemed all public shares. The ownership interest in each SPAC which was not owned by the Company was reflected as redeemable equity attributable to Public SPACs in the accompanying Consolidated Financial Statements. During the year ended December 31, 2023 the Company redeemed all outstanding shares of the Public SPACs. As of December 31, 2025 and 2024 the Company no longer had any investment in consolidated Public SPACs.
The Company consolidated these SPACs during the period before the initial business combination, and therefore the Class F ordinary shares, Class G ordinary shares, private placement shares, private placement warrants and FPAs with consolidated related parties were eliminated in consolidation.

TPG Inc.
Notes to Consolidated Financial Statements

The consolidated Public SPACs entered into derivative contracts in connection with their proprietary trading activities, including warrants and FPAs, which meet the definition of a derivative in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). As a result of the use of derivative contracts, the consolidated Public SPACs are exposed to the risk that counterparties will fail to fulfill their contractual obligations and are exposed to the volatility of the underlying instruments. As of December 31, 2025 and December 31, 2024, the Company did not hold any FPAs or warrants.
Net gains on derivative instruments are included in the Consolidated Statements of Operations as investment and other income of consolidated Public SPACs for the year ended December 31, 2023 was $0.7 million.
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
Offering costs related to Class A ordinary shares issued by SPACs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the IPO. The Company had no such activity during the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025 and 2024, the Company held no redeemable equity.
The following table summarizes the adjustments to redeemable equity (in thousands):

Year Ended December 31, 2023
Beginning balance	$653,635
Current and deferred offering costs	22,750
Net income attributable to redeemable equity	12,044
Redemptions / withdrawals	(661,001)
Change in redemption value of redeemable non-controlling interest	(27,428)
Total redeemable equity	$—

Supplemental non-cash financing activities related to deferred underwriting costs for Public SPACs for the Consolidated Statements of Cash Flows during the year ended December 31, 2023 was $22.8 million.

TPG Inc.
Notes to Consolidated Financial Statements

15. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease cost(a):
Operating lease cost	$90,121	$47,966	$29,878
Short-term lease costs	1,058	730	587
Variable lease cost	11,833	11,254	8,089
Sublease income	(2,391)	(2,482)	(3,400)
Total lease cost	$100,621	$57,468	$35,154
Weighted-average remaining lease term	12.1	5.9	6.7
Weighted-average discount rate	5.62%	5.03%	5.09%
_________________
(a)Office rent expense for the years ended December 31, 2025, 2024 and 2023, was $90.0 million, $48.2 million and $29.7 million, respectively.
Supplemental Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$54,046	$42,272	$34,492
Right-of-use assets obtained in the acquisition of Angelo Gordon	—	—	107,716
Right-of-use assets obtained in exchange for new operating lease liabilities	400,339	19,502	13,057
Other non-cash changes in right-of-use assets and operating lease liabilities	(114)	(2,038)	(743)
The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of December 31, 2025 (in thousands):

Year Due	Lease Amount(a)
2026	$6,020
2027	85,898
2028	88,345
2029	85,749
2030	80,286
Thereafter	551,877
Total future undiscounted operating lease payments	898,175
Less: imputed interest	(293,582)
Present value of operating lease liabilities	$604,593
_________________
(a)Net of tenant improvement allowances

TPG Inc.
Notes to Consolidated Financial Statements

16. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to third-party lending programs that enable certain of our eligible employees to obtain financing for capital contributions into TPG funds. At December 31, 2025, the amounts outstanding related to these guarantees were $168.4 million, and the maximum obligations guaranteed under these agreements is $348.7 million.
Commitments
At December 31, 2025, the TPG Operating Group had unfunded investment commitments of $595.9 million to the investment funds that the Company manages and other strategic investments.
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
At December 31, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $7.9 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Consolidated Statements of Financial Condition.
At December 31, 2025, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,456.5 million.
During the year ended December 31, 2025, the general partners made no payments on the clawback liability.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
To date, most of the lawsuits filed in New York Federal and State courts against TPG and Apax-related defendants have been dismissed, with those dismissals upheld on appeal, or the appeal period has passed. In one New York State court case, the New York Court of Appeals recently affirmed a decision by the Appellate Division granting summary judgment to the TPG-related parties on the sole remaining claim in that case, thereby ending that case in TPG’s favor. In February 2018, a High Court case in London against a number of TPG and Apax-related parties and individuals was abandoned by the claimants in the early days of a scheduled six-week trial with costs of $9.5 million awarded to the TPG and Apax-related parties, of which $3.4 million was awarded to TPG. A lawsuit pending in the District Court of Luxembourg against two former TPG partners and two individuals related to Apax involved in the investment has been decided after trial in their favor on all claims and is now on appeal.
In addition to the Luxembourg appeal, there are additional cases against TPG and Apax-related parties pending in New York state court. In one case, the Court granted and denied in part motions to dismiss by all defendants, paring back the parties, claims and amounts at issue, and appeals of that decision are pending. Finally, a third group of plaintiffs, similarly situated to those in the other cases, filed new claims in 2024 seeking recovery from numerous TPG and Apax-related parties. The prior noted stayed federal actions have now been dismissed with prejudice by court order and stipulation.
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

TPG Inc.
Notes to Consolidated Financial Statements

17. Net Income (Loss) Per Class A Common Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$599,585	$(76,915)	$23,385
Less:
Net income attributable to redeemable equity in Public SPACs	—	—	12,044
Net income (loss) attributable to non-controlling interests in TPG Operating Group	50,771	(175,927)	(92,411)
Net income attributable to other non-controlling interests	364,226	75,529	23,662
Net income attributable to Class A Common Stockholders prior to distributions	184,588	23,483	80,090
Reallocation of earnings to unvested participating restricted stock units(a)	(60,814)	(23,790)	(8,872)
Net income (loss) attributable to Class A Common Stockholders - Basic	123,774	(307)	71,218
Net income (loss) assuming exchange of non-controlling interest	44,133	(154,503)	(82,900)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$167,907	$(154,810)	$(11,682)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	138,879,433	100,219,905	80,334,871
Exchange of Common Units to Class A Common Stock	235,246,175	264,505,674	237,609,625
Weighted-Average Shares of Common Stock Outstanding - Diluted	374,125,608	364,725,579	317,944,496
Net income (loss) available to Class A common stock per share
Basic	$0.89	$0.00	$0.89
Diluted	$0.45	$(0.42)	$(0.04)
Dividends declared per share of Class A Common Stock(b)	$1.98	$1.65	$1.40
_________________
(a)No undistributed losses were allocated to unvested participating RSUs during the years ended December 31, 2025, 2024 and 2023, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The fourth quarter dividends were declared on February 5, 2026 and are payable on March 5, 2026.

TPG Inc.
Notes to Consolidated Financial Statements

18. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On February 27, 2025, an additional 6,540,183 shares of Class A common stock were registered, increasing the share reserve to 36,496,786, of which 31,361,228 were available to be issued as of December 31, 2025.
Service Awards
Ordinary Service Awards
In the ordinary course of business, the Company grants equity awards subject to service conditions, granted as part of the Company’s standard incentive structure initiatives. These units generally vest over a term of three to five years. These awards are referred to as “Ordinary Service Awards.”
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
In conjunction with the acquisition of Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 6.0 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding RSUs for Service Awards as of December 31, 2025 (in millions, including share data):

	Units Outstanding as of December 31, 2025	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2025
		2025	2024
Restricted Stock Units
Ordinary Service Awards	9.7	$174.6	$94.2	$326.1
Special Purpose Service Awards	11.9	125.5	135.4	227.6
Total Service Award RSUs	21.6	$300.1	$229.6	$553.7
For the years ended December 31, 2025 and 2024 the Company granted 4.7 million and 6.9 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the year ended December 31, 2025 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	25.3	$34.30
Granted	4.7	60.20
Vested	(7.8)	33.93
Forfeited	(0.6)	33.07
Balance at December 31, 2025	21.6	40.10
As of December 31, 2025, there was approximately $553.7 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.7 years.
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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the year ended December 31, 2025, 0.2 million IPO Executive Market Condition Awards vested.
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

TPG Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of December 31, 2025 (in millions, including share data):

	Units Outstanding as of December 31, 2025	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2025
		2025	2024
Restricted Stock Units
Ordinary Performance Condition Awards	1.0	$13.6	$3.1	$22.4
Special Purpose Market Condition Awards	4.2	32.2	29.2	41.6
Total Market and Performance Condition Award RSUs	5.2	$45.8	$32.3	$64.0
The following table presents the roll forward of the Company’s unvested Special Purpose Market Condition Awards for the year ended December 31, 2025 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2024	4.6	$20.41
Granted	0.5	38.27
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	(0.1)	16.59
Balance at December 31, 2025	4.2	22.49
As of December 31, 2025, there was approximately $41.6 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.3 years.
Total Restricted Stock Units
For the years ended December 31, 2025, 2024 and 2023, the Company recorded total restricted stock unit compensation expense of $345.9 million, $261.9 million and $129.8 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Consolidated Statements of Operations and totaled $14.0 million, $6.4 million and $3.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024, the Company had 8.1 million and 4.4 million restricted stock units vest at a fair value of $501.5 million and $179.1 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 5,049,790 shares of TPG Inc. Class A common stock, net of withholding tax of $190.6 million for the year ended December 31, 2025 and by issuing 2,713,730 shares of TPG Inc. Class A common stock, net of withholding tax of $68.0 million (excluding vested, but unsettled units) for the year ended December 31, 2024.
The following table summarizes all outstanding restricted stock unit awards as of December 31, 2025 (in millions, including share data):

	Units Outstanding as of December 31, 2025	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2025
		2025	2024
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	9.7	$174.6	$94.2	$326.1
Ordinary Performance Condition Awards	1.0	13.6	3.1	22.4

Special Purpose Awards:
Special Purpose Service Awards	11.9	125.5	135.4	227.6
Special Purpose Market Condition Awards	4.2	32.2	29.2	41.6
Total Restricted Stock Units	26.8	$345.9	$261.9	$617.7
In January 2026, the Company issued 4.9 million shares of Class A common stock in connection with the vesting of RSUs. In January 2026, the Company granted 5.0 million in RSUs. The units vest in equal tranches over a period of three to six years.
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
In conjunction with the acquisition of Angelo Gordon, the Company granted 43.8 million of unvested Common Units to former Angelo Gordon partners (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.
In conjunction with the acquisition of Peppertree, the Company granted 5.4 million of unvested Common Units to Peppertree Co-Presidents (included in Common Units below), which are considered compensatory under ASC 718. These units generally vest over a term of five years and participate in distributions at the TPG Operating Group along with all vested equity.

TPG Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding Other Awards as of December 31, 2025 (in millions, including share data):

	Unvested Units/Shares Outstanding as of December 31, 2025	Compensation Expense for the Year Ended December 31,		Unrecognized Compensation Expense as of December 31, 2025
		2025	2024
TPH and RPH Units
TPH units	17.3	$253.8	$289.6	$381.4
RPH units	0.1	34.3	55.1	37.3
Total TPH and RPH Units	17.4	$288.1	$344.7	$418.7

Common Units and Class A Common Stock
Common Units	31.2	$227.8	$324.1	$787.0
Class A Common Stock	—	0.4	17.2	—
Total Common Units and Class A Common Stock	31.2	$228.2	$341.3	$787.0
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $288.1 million, $344.7 million and $436.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the year ended December 31, 2025 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	26.1	$26.74	0.2	$457.10
Reallocated	0.9	57.88	—	—
Vested	(8.6)	24.58	(0.1)	457.10
Forfeited	(1.1)	24.36	—	457.10
Balance at December 31, 2025	17.3	29.50	0.1	457.10
Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of December 31, 2025, there was approximately $418.7 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $381.4 million and $37.3 million, respectively.

TPG Inc.
Notes to Consolidated Financial Statements

Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $228.2 million, $341.3 million and $72.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the year ended December 31, 2025 (awards in millions):

	Common Units		Class A Common Stock
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2024	36.0	$25.50	0.3	$29.50
Granted	5.4	47.56	—	—
Reallocated	—	—	—	—
Vested	(9.6)	25.43	(0.3)	29.50
Forfeited	(0.6)	27.29	—	—
Balance at December 31, 2025	31.2	29.28	0.0	29.50
Total unrecognized compensation expense related to outstanding unvested awards as of December 31, 2025 was $787.0 million.
Other Liability Classified Awards
As discussed in Note 3, the Company granted liability-classified Common Unit awards to certain Peppertree Parties in conjunction with the acquisition of Peppertree, which are considered liability-classified awards under ASC 718. The awards require both continuous service over an estimated period of five years and satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2028 and ending on December 31, 2028 and certain fundraising targets. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. For the year ended December 31, 2025, the Company recognized compensation expense of $23.3 million related to these liability-classified awards with a corresponding increase in other liabilities.
In conjunction with the acquisition of Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. During 2025, the Company determined that it is not probable the Company will need to settle the Earnout Payment. As such, the Company reversed previously recorded equity-based compensation expense of $67.7 million for the year ended December 31, 2025, related to its liability-classified awards with a corresponding decrease in other liabilities. For the year ended December 31, 2024 and 2023, the Company recognized compensation expense of $55.3 million and $12.4 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities.
The fair value of the liability-classified awards discussed above will be remeasured every reporting period and are based on the satisfaction of the respective fee-related revenue and fundraising targets, if applicable. Compensation expense for these awards are recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of December 31, 2025 was $142.8 million.

TPG Inc.
Notes to Consolidated Financial Statements

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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized through equity-based compensation expense on a straight-line basis over the vesting period in the Consolidated Statements of Operations. Equity-based compensation expense is offset by related management fees earned by the Company from TRTX. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $8.3 million, $9.3 million and $7.2 million, respectively, of management fees and equity-based compensation expense.
Other Compensation Matters
TPG provides voluntary defined contribution plans for its U.S. and U.K. employees who meet certain eligibility requirements. The current defined contribution plan for U.S. employees is a 401(k) profit-sharing plan that was adopted in May 1996. The current defined contribution plan for U.K. employees is a pension plan that was adopted in January 2010. Employees may elect to make contributions up to legally established limits. Both plans provide for employer contributions at the Company’s discretion. The Company’s contribution expenses were $29.6 million, $26.6 million and $15.2 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Compensation includes a significant performance-based component in the form of discretionary bonuses. The Company incurred discretionary bonus expense of $346.5 million, $330.0 million and $220.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
19. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of December 31, 2025, 146,507,998 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 224,331,812 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 8, 2024	May 20, 2024	June 3, 2024	$0.41
August 6, 2024	August 16, 2024	August 30, 2024	0.42
November 4, 2024	November 14, 2024	December 2, 2024	0.38
February 11, 2025	February 21, 2025	March 7, 2025	0.53
Total 2024 Dividend Year (through Q4 2024)			$1.74

May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06
Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration as follows:

Exchange Date	Class A Common Stock Issued
2024 Exchanges(a)
February 27, 2024	17,704,987
May 21, 2024	1,998,593
August 19, 2024	1,042,119
November 15, 2024	5,155,425

2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040
_________________
(a)The issuance of the shares of Class A common stock to such holders of Common Units was registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.

TPG Inc.
Notes to Consolidated Financial Statements

The supplemental non-cash financing activities related to equity for the Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Distributions to holders of other non-controlling interests	$462	$13,504	$17,779
Deferred tax assets	540,201	335,529	—
Due to affiliates	189,935	297,085	—
Other liabilities	286,131	—	—
Additional paid-in-capital	64,135	38,444	—
Contributions from holders of other non-controlling interests	280,636	—	—
Distributions in-kind to holders of other non-controlling interests	75,000	—	—
Deconsolidation of previously consolidated entities	258,359	—	—
20. Subsequent Events
On February 11, 2026, the Company closed the previously announced transaction to establish a long-term, strategic investment management partnership (the “Transaction”) with Jackson Financial Inc. (“Jackson”) whereby TPG will serve as an investment manager for select general account assets of subsidiaries of Jackson. In connection with the Transaction, TPG issued 2,279,109 shares of Class A common stock to a subsidiary of Jackson. In addition, on February 11, 2026, the TPG Operating Group purchased 4,715,554 shares of common stock, par value $0.01 per share, of Jackson. In connection with purchasing shares of common stock of Jackson, the Company borrowed $400.0 million on its Senior Unsecured Revolving Credit Facility.
Other than the events noted in the footnotes to the Consolidated Financial Statements, there have been no additional events since December 31, 2025 that require recognition or disclosure in the Consolidated Financial Statements.

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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2025.
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
We completed our acquisition of Peppertree on July 1, 2025. Consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to Peppertree. Total assets and total revenues of Peppertree that were excluded from management’s assessment constitute 4.5% of the Company’s total assets as of December 31, 2025, and 1.4% of total revenues for the fiscal year ended December 31, 2025. Management’s basis for exclusion included the size and complexity of the acquired business and the timing between acquisition and fiscal year end.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte & Touche LLP, our independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued its attestation report on our internal control over financial reporting as of December 31, 2025, which is included herein.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our directors and executive officers as well as corporate governance matters will be in our 2026 Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 under the captions “Corporate Governance,” “Election of Directors” and “Executive Officers” and is incorporated in this Form 10-K by reference.
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
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the board of directors will be in the 2026 Proxy Statement under the caption “Executive Compensation” and is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
Information relating to securities authorized for issuance under equity compensation plans, security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2026 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Controlled Company Status and Director Independence” and is incorporated in this Form 10-K by reference.

Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services will be in the 2026 Proxy Statement under the caption “Ratification of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”) as our Independent Registered Public Accounting Firm for 2025” and is incorporated in this Form 10-K by reference.

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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on February 18, 2025).

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

4.8
Second Supplemental Indenture, dated as of August 14, 2025, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 14, 2025).

4.9	Form of 5.375% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 14, 2025).
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

10.6
Accession Agreement, dated as of June 13, 2025, among Société Générale, Standard Chartered Bank, TPG Operating Group II, L.P., acting through its general partner, TPG Holdings II-A, LLC, the co-borrowers party thereto, the subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2025).

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

10.19*†	Form of U.S. Offer Letter for TPG Inc.
10.20†	TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on January 13, 2022).
10.21†
Form of Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed on February 18, 2024).

10.22†
Form of Restricted Stock Unit Grant Agreement (Directors) under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.23†
Form of Performance Restricted Stock Unit Grant Agreement under the TPG Inc. Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed on February 18, 2025).

10.24†
Form of Restricted Stock Unit Grant Agreement and Performance Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2025).

10.25*†	Restricted Stock Unit Grant Agreement, dated as of January 13, 2026, between TPG Inc. and Jon Winkelried, under the TPG Inc. Omnibus Equity Incentive Plan.
10.26†	Form of Platform Level Program Award Agreements (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).
10.27†	Form of TPG Partner Holdings Interest Schedule (Individual) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
10.28†	Form of Director and Officer Indemnification Agreement for TPG Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, filed on December 16, 2021).
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

10.30
Founder Net Settlement Agreement, dated as of December 31, 2021, among David Bonderman, James G. Coulter, TPG Europe, LLC, TPG Europe II, LLC, BondCo, Inc., CoulCo, Inc., TPG Holdings II Sub, L.P., TPG Global Advisors, LLC, TPG Global, LLC, TPG International, LLC and Tarrant Capital, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed on March 29, 2022).

10.31*†	Independent Director Compensation Policy.
10.32†	Non-Employee Director Deferral Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 4, 2025).
19.1*	Policy Prohibiting Insider Trading.

21.1*	List of subsidiaries.
22.1*	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes.
23.1*	Consent of Deloitte & Touche LLP as to TPG Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
97.1†	TPG Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on February 23, 2024).
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_________________
* Filed herewith
† Management compensatory plan or arrangement
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026

/s/ Jon Winkelried
Jon Winkelried
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James G. Coulter James G. Coulter	Founding Partner, Executive Chairman and Director	February 17, 2026

/s/ Jon Winkelried Jon Winkelried	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026

/s/ Jack Weingart Jack Weingart	Chief Financial Officer (Principal Financial Officer)	February 17, 2026

/s/ Martin Davidson Martin Davidson	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026

/s/ Todd Sisitsky Todd Sisitsky	Director	February 17, 2026

/s/ Anilu Vazquez-Ubarri Anilu Vazquez-Ubarri	Director	February 17, 2026

/s/ Kelvin Davis Kelvin Davis	Director	February 17, 2026

/s/ Nehal Raj Nehal Raj	Director	February 17, 2026

/s/ Jeffrey Rhodes Jeffrey Rhodes	Director	February 17, 2026

/s/ Ganen Sarvananthan Ganen Sarvananthan	Director	February 17, 2026

/s/ David Trujillo David Trujillo	Director	February 17, 2026

/s/ Gunther Bright Gunther Bright	Director	February 17, 2026

/s/ Mary Cranston Mary Cranston	Director	February 17, 2026

/s/ Deborah M. Messemer Deborah M. Messemer	Director	February 17, 2026

/s/ Kathy Elsesser Kathy Elsesser	Director	February 17, 2026