Form 10-Q
period 2026-03-31
TPG Inc.
filed 2026-05-01
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2026, there were 153,854,054 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 223,852,327 shares of the registrant’s Class B common stock outstanding.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits, or unexpected costs related to the integration, of acquired companies; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions and uncertainties, including, but not limited to, those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 17, 2026 and in subsequent filings with the SEC, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$851,399	$826,105
Restricted cash(a)	13,251	13,166
Due from affiliates	367,663	573,590
Investments (includes assets pledged of $576,451 and $603,322 as of March 31, 2026 and December 31, 2025, respectively(a))	9,049,455	9,211,816
Intangible assets, net	623,712	659,839
Goodwill	498,188	498,188
Right-of-use assets	584,027	552,254
Deferred tax assets	884,166	860,676
Other assets	435,485	297,301
Total assets	$13,307,346	$13,492,935

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$258,552	$230,523
Due to affiliates	738,623	694,632
Debt obligations(a)	2,342,953	1,722,547
Accrued performance allocation compensation	5,014,659	5,399,750
Operating lease liabilities	641,992	604,593
Other liabilities	585,796	704,515
Total liabilities	9,582,575	9,356,560

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (160,321,166 and 153,113,961 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	160	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (223,852,327 and 224,331,812 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	224	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,530,686	1,476,444
Accumulated deficit	(397,691)	(291,604)
Non-controlling interests	2,591,392	2,951,158
Total equity	3,724,771	4,136,375
Total liabilities and equity	$13,307,346	$13,492,935
_________________
(a)The Company’s consolidated total assets and liabilities as of March 31, 2026 and December 31, 2025 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Fees and other	$620,022	$543,455
Capital allocation-based (loss) income	(120,016)	491,421
Total revenues	500,006	1,034,876
Expenses
Compensation and benefits:
Cash-based compensation and benefits	237,188	223,570
Equity-based compensation	255,136	205,832
Performance allocation compensation	(66,148)	298,705
Total compensation and benefits	426,176	728,107
General, administrative and other	147,941	164,311
Depreciation and amortization	41,752	31,382
Interest expense	32,738	24,060
Total expenses	648,607	947,860
Investment income (loss)
Net losses from investment activities	(1,131)	(2,087)
Interest, dividends and other	9,008	9,248
Total investment income	7,877	7,161
(Loss) income before income taxes	(140,724)	94,177
Income tax (benefit) expense	(17,448)	6,349
Net (loss) income	(123,276)	87,828
Net (loss) income attributable to non-controlling interests	(121,822)	62,435
Net (loss) income attributable to TPG Inc.	$(1,454)	$25,393

Net income (loss) per share data:
Net (loss) income available to Class A common stock per share
Basic	$(0.05)	$0.08
Diluted	$(0.22)	$0.00
Weighted-average shares of Class A common stock outstanding
Basic	159,635,235	117,408,263
Diluted	383,711,322	369,358,961

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	153,113,961	224,331,812	$153	$224	$1,476,444	$(291,604)	$1,185,217	$2,951,158	$4,136,375
Net loss	—	—	—	—	—	(1,454)	(1,454)	(121,822)	(123,276)
Equity-based compensation	—	—	—	—	77,344	—	77,344	167,277	244,621
Capital contributions	—	—	—	—	—	—	—	384,493	384,493
Dividends/distributions	—	—	—	—	—	(104,633)	(104,633)	(222,299)	(326,932)
Shares issued for net settlement of equity-based awards	4,928,096	—	5	—	(5)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(94,690)	—	(94,690)	(114,272)	(208,962)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	—	—	—	—	2,233	—	2,233	—	2,233
Equity reallocation between controlling and non-controlling interest	—	—	—	—	18,065	—	18,065	(18,065)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	(496,984)	(496,984)
Shares issued in connection with Jackson Transaction	2,279,109	—	2	—	51,295	—	51,297	61,906	113,203
Shares retired	—	(479,485)	—	(0)	0	—	—	—	—
Balance at March 31, 2026	160,321,166	223,852,327	$160	$224	$1,530,686	$(397,691)	$1,133,379	$2,591,392	$3,724,771

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	109,211,355	255,756,502	$109	$256	$970,719	$(186,983)	$784,101	$2,807,888	$3,591,989
Net income	—	—	—	—	—	25,393	25,393	62,435	87,828
Equity-based compensation	—	—	—	—	52,616	—	52,616	148,632	201,248
Capital contributions	—	—	—	—	—	—	—	62,212	62,212
Dividends/distributions	—	—	—	—	—	(65,524)	(65,524)	(214,710)	(280,234)
Shares issued for net settlement of equity-based awards	4,554,542	—	5	—	(5)	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(66,506)	—	(66,506)	(113,606)	(180,112)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	9,786,354	(9,786,354)	10	(10)	15,784	—	15,784	—	15,784
Equity reallocation between controlling and non-controlling interest	—	—	—	—	77,215	—	77,215	(77,215)	—
Balance at March 31, 2025	123,552,251	245,970,148	$124	$246	$1,049,823	$(227,114)	$823,079	$2,675,636	$3,498,715

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(123,276)	$87,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity-based compensation	255,136	205,832
Performance allocation compensation	(66,148)	298,705
Net losses from investment activities	1,131	2,087
Capital allocation-based loss (income)	120,016	(491,421)
Depreciation and amortization	41,752	31,382
Non-cash lease expense	15,436	14,176
Other non-cash activities	(15,236)	2,063
Changes in operating assets and liabilities:
Purchases of investments	(450,422)	(191,135)
Proceeds from investments	609,400	430,412
Due from affiliates	73,795	537
Other assets	(14,791)	(4,454)
Accounts payable and accrued expenses	28,061	27,960
Due to affiliates	64,086	39,286
Accrued performance allocation compensation	(317,462)	(236,959)
Other liabilities	(44,929)	(18,111)
Net cash provided by operating activities	176,549	198,188

Investing activities:
Purchase of Jackson common stock	(500,000)	—
Purchases of fixed assets	(16,265)	(6,347)
Net cash used in investing activities	(516,265)	(6,347)

Financing activities:
Proceeds from debt obligations	1,058,000	255,000
Repayment of debt obligations	(433,000)	(54,000)
Issuance costs on debt obligations	(5,202)	—
Withholding taxes paid on net settlement of equity-based awards	(208,962)	(180,112)
Contributions from holders of non-controlling interests	311,118	62,212
Dividends/Distributions	(326,928)	(260,877)
Tax Receivable Agreement payments	(29,931)	—
Net cash provided by (used in) financing activities	$365,095	$(177,777)
Net change in cash, cash equivalents and restricted cash	$25,379	$14,064
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$864,650	$835,256

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$19,232	$6,839
Cash paid for interest	38,761	27,683

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$851,399	$821,971
Restricted cash	13,251	13,285
Cash, cash equivalents and restricted cash, end of period	$864,650	$835,256
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
As of March 31, 2026, TPG Inc. held approximately 42% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the period ended March 31, 2026.
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
Principles of Consolidation
The types of entities TPG assesses for consolidation include subsidiaries, management companies, broker-dealers, general partners of investment funds, investment funds and other entities. Each of these entities is assessed for consolidation on a case by case basis depending on the specific facts and circumstances surrounding that entity.
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
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Management fees	$479,429	$418,951
Monitoring fees	10,073	7,858
Transaction fees	64,917	47,454
Incentive fees	8,205	6,201
Expense reimbursements and other	57,398	62,991
Total fees and other	620,022	543,455
Performance allocations	(138,391)	450,560
Capital interests	18,375	40,861
Total capital allocation-based (loss) income	(120,016)	491,421
Total revenues	$500,006	$1,034,876

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
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026 and 2025 these amounts totaled $8.8 million and $7.1 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at March 31, 2026 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of March 31, 2026, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company’s leases primarily consist of operating leases for real estate, which have remaining terms of one to 15 years. Some of those leases include options to extend for additional terms ranging from one to 10 years. The Company’s other leases, including those for office equipment, vehicles and aircraft, are not significant. Additionally, the Company’s leases do not contain restrictions or covenants that restrict the Company from incurring other financial obligations. The Company also does not provide any residual value guarantees for the leases. From time to time, the Company enters into certain sublease agreements that have terms similar to the remaining terms of the master lease agreements between TPG and the landlord. Sublease income is recorded as an offset to general, administrative and other in the accompanying Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Segment Reporting
The Company provides a variety of fee-based asset management services to the TPG funds, limited partners, SMAs and clients, and other vehicles, primarily in North America. The Company is also entitled to performance allocations from the TPG funds when the Company has a general partner interest. The Company operates its business as a single operating and reportable segment, as the Company’s chief operating decision maker (the “CODM”), its Chief Executive Officer (“CEO”), manages the business on a consolidated basis. The segment expenses regularly provided to the CODM are the same as those shown on the Company’s Condensed Consolidated Statement of Operations. The Company operates collaboratively across product lines through shared investment themes and relies on shared support functions that span across product lines. The CODM uses consolidated net income as one of the primary measures to make resource allocation decisions and assess the performance of the Company across reporting periods. There is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the Condensed Consolidated Financial Statements herein.
Recently Adopted Accounting Guidance
In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606)—Clarifications to Share-Based Consideration Payable to a Customer, which requires that a grantor apply the guidance in Topic 718, Compensation—Stock Compensation, to measure and classify share-based consideration payable to a customer. The amended guidance also requires a reporting entity to assess if share-based consideration payable to a customer contains vesting conditions, including whether or not those vesting conditions represent service conditions or performance conditions. The Company early adopted ASU 2025-04 on January 1, 2026 on a retrospective basis and adoption of the ASU did not have a material impact on the Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)—Targeted Improvements to the Accounting for Internal-Use Software, which is designed to modernize the accounting for software costs for internal-use software. ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”), and now states that a reporting entity should begin capitalizing costs once management has authorized and committed funding to the project, determined it is probable that the project will be completed and determined the software will be used to perform the function intended. The Company early adopted the ASU on a prospective basis on January 1, 2026 and the adoption did not result in a material impact on the Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
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
The Company accounted for the Peppertree Acquisition as a business combination under ASC 805, with assets acquired and liabilities assumed recorded at fair value as of July 1, 2025, subject to adjustments for provisional amounts through the measurement period, which is limited to one year from the Peppertree Acquisition Date.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company recognized $8.9 million in acquisition-related costs during the three months ended March 31, 2025. These costs are included within general, administrative and other expenses in the Condensed Consolidated Statements of Operations.
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, as if the acquisition was completed as of January 1, 2024 (in thousands):

Three Months Ended March 31, 2025
Revenues	$1,075,877
Net income (loss) attributable to TPG Inc./controlling interest	21,951

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
4. Investments
Investments consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Equity method - performance allocations	$6,845,509	$7,309,239
Equity method - capital interests (includes assets pledged of $496,120 and $521,124 as of March 31, 2026 and December 31, 2025, respectively)	1,352,383	1,801,436
Equity investments	748,528	—
Investments held to maturity, at amortized cost (includes assets pledged of $80,331 and $82,198 as of March 31, 2026 and December 31, 2025, respectively)	85,687	88,480
Equity method - other	17,348	12,661
Total investments	$9,049,455	$9,211,816
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net gains of equity method investments - other	$3,329	$474
Net (losses) gains from equity investments	(4,460)	11
Net losses of investments held for sale and other	—	(2,572)
Total net losses from investment activities	$(1,131)	$(2,087)
Investments Held to Maturity, at Amortized Cost
In connection with the acquisition of Angelo Gordon, the Company acquired investments held to maturity, and the carrying value of these investments are included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $87.2 million and $90.0 million at March 31, 2026 and December 31, 2025, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses on an equity method investment without a readily determinable fair value.
Equity Investments
On February 11, 2026, the Company entered into a long-term, strategic investment management partnership (the “Jackson Transaction”) with Jackson Financial Inc. (“Jackson”) whereby the Company will serve as an investment manager for select general account assets of subsidiaries of Jackson. In connection with the Transaction, the TPG Operating Group purchased 4,715,554 shares of common stock. The fair value of the shares purchased are included in Investments on the Condensed Consolidated Statements of Financial Condition and, as the shares purchased have a readily determinable fair value, changes in fair value are recorded within net gains (losses) from investment activities in the Company’s Condensed Consolidated Statements of Operations each reporting period.
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s assets and liabilities that fall within the fair value hierarchy (in thousands):

	March 31, 2026
	Level I	Level II	Level III	Total
Assets, at fair value
Equity investments	$498,528	$—	$250,000	$748,528
Total assets, at fair value	$498,528	$—	$250,000	$748,528

Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$—	$—	$72,450	$72,450
Earnout Payment	—	—	15,642	15,642
Total liabilities, at fair value	$—	$—	$88,092	$88,092

	December 31, 2025
	Level I	Level II	Level III	Total
Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$—	$—	$70,875	$70,875
Earnout Payment	—	—	13,727	13,727
Total liabilities, at fair value	$—	$—	$84,602	$84,602

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended March 31,
	2026	2025
Assets, at fair value
Balance, beginning of period	$—	$121,995
Purchases	252,988	55,137
Change in unrealized value	(2,988)	2,131
Balance, end of period	$250,000	$179,263

Liabilities, at fair value
Balance, beginning of period	$84,602	$140,760
Change in unrealized value	3,490	4,980
Payments	—	—
Balance, end of period	$88,092	$145,740
Total realized and unrealized gains and losses recorded for Level III assets carried at fair value are reported in net gains (losses) from investment activities in the Condensed Consolidated Statements of Operations. Total realized and unrealized gains and losses recorded for Level III liabilities carried at fair value are reported in interest, dividends and other in the Condensed Consolidated Statements of Operations.
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of March 31, 2026	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Assets, at fair value
Equity investments	$250,000	Last transaction price	N/A	N/A
	$250,000

Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$72,450	Present value	Discount rate	8.0%
Earnout Payment	15,642	Multiple probability simulation	Estimated revenue volatility	27.8%
	$88,092
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
Liabilities, at fair value
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
6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$378,200	$(159,494)	$218,706	$378,200	$(145,052)	$233,148
Management contracts(a)	468,700	(109,356)	359,344	468,700	(92,216)	376,484
Technology	46,000	(27,792)	18,208	46,000	(24,917)	21,083
Investor relationships	25,000	(9,896)	15,104	25,000	(9,375)	15,625
Trade name(a)	17,500	(7,144)	10,356	17,500	(6,328)	11,172
Other intangible assets(a), (b)	2,994	(1,000)	1,994	2,994	(667)	2,327
Total intangible assets, net	$938,394	$(314,682)	$623,712	$938,394	$(278,555)	$659,839
_________________
(a)Includes intangible assets with a net carrying value of $216.1 million as of March 31, 2026 related to the acquisition of Peppertree described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of March 31, 2026 and December 31, 2025.
The Company recognized no impairment losses on intangible assets during the three months ended March 31, 2026 and 2025.
Intangible asset amortization expense was $36.1 million and $26.6 million for the three months ended March 31, 2026 and 2025, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2026 (in thousands):

Remainder of 2026	$108,381
2027	141,258
2028	120,415
2029	94,810
2030	46,616
Thereafter	111,238
Total	$622,718
Goodwill
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $498.2 million.
As of March 31, 2026, there have been no impairment losses recognized on goodwill.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three months ended March 31, 2026 and 2025, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	March 31, 2026	December 31, 2025
Investments (includes assets pledged of $496,120 and $521,124 as of March 31, 2026 and December 31, 2025, respectively)	$1,325,809	$1,774,815
Due from affiliates	224,010	408,022
Potential clawback obligation	2,663,408	2,456,516
Due to affiliates	96,325	72,266
Maximum exposure to loss	$4,309,552	$4,711,619
Additionally, cumulative performance allocations of $6.8 billion and $7.3 billion as of March 31, 2026 and December 31, 2025, respectively, are subject to reversal in the event of future losses.

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
As of March 31, 2026 and December 31, 2025, the carrying amount of Secured Notes issued by the VIEs was $246.3 million and $246.2 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $3.7 million and $3.8 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$46,801	$5,473
Restricted cash	13,251	13,166
Participation rights receivable(a)	496,120	521,124
Due from affiliates	434	435
Total assets	$556,606	$540,198

Accrued interest	$3,450	$191
Due to affiliates and other	125	131
Secured notes, net	246,260	246,183
Total liabilities	$249,835	$246,505
_________________
(a)Participation rights receivable related to VIE securitization transactions are included in investments in the Company’s Condensed Consolidated Statements of Financial Condition.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Debt Obligations
On February 26, 2026, the Notes Issuer completed an offering of $500.0 million aggregate principal amount of Senior Notes due 2031 (the “2031 Senior Notes”). The 2031 Senior Notes will mature on May 15, 2031, unless earlier accelerated, redeemed or repurchased. The 2031 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2031 Senior Notes bear interest at a rate of 4.875% per annum, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The 2031 Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries. Transaction costs related to the 2031 Senior Notes issuance have been capitalized and are amortized over the life of the 2031 Senior Notes.
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

			As of March 31, 2026		As of December 31, 2025
	Maturity Date	Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	May 2030	$1,750,000	$125,000	4.72%	$—	4.74%
2034 Senior Notes(b)	March 2034	600,000	594,862	5.88%	594,700	5.88%
2036 Senior Notes(c)	January 2036	500,000	491,596	5.38%	491,353	5.38%
2031 Senior Notes(d)	May 2031	500,000	494,860	4.88%	—	—%
Subordinated Notes(e)	March 2064	400,000	390,375	6.95%	390,311	6.95%
Secured Notes - Tranche A(f)	June 2038	200,000	196,993	5.33%	196,931	5.33%
Secured Notes - Tranche B(f)	June 2038	50,000	49,267	4.75%	49,252	4.75%
364-Day Revolving Credit Facility(g)	April 2026	300,000	—	5.67%	—	5.69%
Subordinated Credit Facility(h)	August 2027	30,000	—	6.02%	—	6.04%
Total debt obligations		$4,330,000	$2,342,953		$1,722,547
_________________
(a)As of March 31, 2026, the senior unsecured revolving credit facility, as amended (the “Senior Unsecured Revolving Credit Facility”) has aggregate revolving commitments of $1.75 billion. Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.20% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%.
(b)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 (the “2034 Senior Notes”) with interest payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024.
(c)On August 14, 2025, the Notes Issuer issued $500.0 million aggregate principal amount of Senior Notes due 2036 (the “2036 Senior Notes” and, collectively with the 2031 Senior Notes and the 2034 Senior Notes, the “Senior Notes”) with interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026.
(d)On February 26, 2026, the Notes Issuer issued $500.0 million aggregate principal amount of 2031 Senior Notes with interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.
(e)On March 4, 2024, the Notes Issuer issued $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated notes due 2064 (the “Subordinated Notes”) with interest payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer the payment of interest on the notes for up to five consecutive years.
(f)The Company’s Secured Notes are issued using on-balance sheet securitization vehicles, as further discussed in Note 7 to the Condensed Consolidated Financial Statements.
(g)On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility (the “364-Day Credit Facility”) with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. This facility was increased to $300.0 million in April 2025 and subsequently extended in April 2026 to a new termination date of April 7, 2027.
(h)On August 2014, a consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In August 2025, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2026 to August 2027.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At March 31, 2026, the Company was in compliance with all covenants under the debt obligations.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	March 31, 2026	December 31, 2025
2034 Senior Notes(a)	$608,082	$627,402
2036 Senior Notes(a)	482,270	499,380
2031 Senior Notes(a)	491,015	—
Subordinated Notes(b)	399,680	397,600
Secured Notes - Tranche A(c)	199,830	198,960
Secured Notes - Tranche B(c)	49,282	49,070
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
During the three months ended March 31, 2026 and 2025 the Company incurred interest expense of $31.2 million and $22.4 million respectively, on its debt obligations.
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
As of March 31, 2026 and December 31, 2025, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $1.1 billion and $993.9 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2026 and December 31, 2025, the Company has recognized a valuation allowance of $198.9 million and $141.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future. The Company has recognized valuation allowances against certain foreign tax credits available for use in the United States in the amount of $0.5 million, which are expected to expire unutilized, The Company also recognized a valuation allowance of $0.2 million primarily related to foreign net operating loss carryforwards, as it is more likely than not that this portion of our foreign deferred tax assets is not realizable.
As of March 31, 2026 and December 31, 2025, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $782.2 million and $811.6 million, respectively. Approximately $475.5 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 10 and $306.7 million is attributable to non-affiliates recorded in other liabilities. During the three months ended March 31, 2026, there were no Common Units exchanged for Class A common stock. During the three months ended March 31, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 12.4% and 6.7% for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests, (ii) certain compensation expense that is not tax deductible and (iii) tax benefits related to equity-based compensation windfalls.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended March 31, 2026, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three months ended March 31, 2026, there were no material changes to uncertain tax positions. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules. In January 2026, the OECD released Administrative Guidance that introduced new Safe Harbors including one that exempts U.S.-parented multinational groups from various aspects of the GloBE rules. The Company will continue to monitor for legislative changes related to this guidance. As of March 31, 2026, the Company has analyzed enacted legislation and determined that the effects of Pillar Two are not material to the Company’s financial statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Portfolio companies	$61,523	$68,787
Partners and employees	2,872	3,542
Other related entities	79,258	93,239
Unconsolidated VIEs	224,010	408,022
Due from affiliates	$367,663	$573,590

Portfolio companies	$17,512	$18,788
Partners and employees	559,373	579,039
Other related entities	65,413	24,539
Unconsolidated VIEs	96,325	72,266
Due to affiliates	$738,623	$694,632
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the three months ended March 31, 2026, there were no Common Units exchanged. As of March 31, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $475.5 million and $495.1 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement, of which $19.9 million was paid to related parties.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the three months ended March 31, 2026 and 2025 totaled $89.7 million and $53.9 million, respectively.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Line of Credit Arrangement
On August 26, 2025, TPG Operating Group II, L.P. entered into an unsecured, uncommitted line of credit (the “Line of Credit”) with an affiliate of TPG Private Equity Opportunities (“T-POP”) to provide for up to a maximum aggregate principal amount of $250.0 million. No amount was outstanding on the Line of Credit as of March 31, 2026.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three months ended March 31, 2026 and 2025 were $3.1 million and $3.2 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease cost(a):
Operating lease cost	$24,087	$22,546
Short-term lease costs	330	212
Variable lease cost	4,588	3,081
Sublease income	(605)	(581)
Total lease cost	$28,400	$25,258
Weighted-average remaining lease term	12.6	12.7
Weighted-average discount rate	5.56%	5.55%
_________________
(a)Office rent expense for the three months ended March 31, 2026 and 2025, was $23.9 million and $22.6 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$16,724	$11,608
Right-of-use assets obtained in exchange for new operating lease liabilities	75,108	391,107
Other non-cash changes in right-of-use assets and operating lease liabilities	(27,899)	726

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of March 31, 2026 (in thousands):

Year Due	Lease Amount(a)
Remainder of 2026	$(8,325)
2027	85,299
2028	83,409
2029	80,890
2030	75,954
Thereafter	645,860
Total future undiscounted operating lease payments	963,087
Less: imputed interest	(321,095)
Present value of operating lease liabilities	$641,992
_________________
(a)Net of tenant improvement allowances.
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to third-party lending programs that enable certain of our eligible employees to obtain financing for capital contributions into TPG funds. At March 31, 2026, the amounts outstanding related to these guarantees were $84.0 million, and the maximum obligations guaranteed under these agreements is $350.6 million.
Commitments
At March 31, 2026, the TPG Operating Group had unfunded investment commitments of $717.0 million to the investment funds that the Company manages and other strategic investments.
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
At March 31, 2026, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.2 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At March 31, 2026, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,663.4 million.
During the three months ended March 31, 2026, the general partners made no payments on the clawback liability.

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(123,276)	$87,828
Less:
Net (loss) income attributable to non-controlling interests	(121,822)	62,435
Net (loss) income attributable to Class A Common Stockholders prior to distributions	(1,454)	25,393
Reallocation of earnings to unvested participating restricted stock units(a)	(6,553)	(15,559)
Net (loss) income attributable to Class A Common Stockholders - Basic	(8,007)	9,834
Net loss assuming exchange of non-controlling interest	(77,771)	(8,455)
Net (loss) income attributable to Class A Common Stockholders - Diluted	$(85,778)	$1,379
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	159,635,235	117,408,263
Exchange of Common Units to Class A Common Stock	224,076,087	251,950,698
Weighted-Average Shares of Common Stock Outstanding - Diluted	383,711,322	369,358,961
Net (loss) income available to Class A common stock per share
Basic	$(0.05)	$0.08
Diluted	$(0.22)	$0.00
Dividends declared per share of Class A Common Stock(b)	$0.61	$0.53
_________________
(a)No undistributed losses were allocated to unvested participating RSUs during the three months ended March 31, 2026 and 2025, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The first quarter dividends were declared on May 1, 2026 and are payable on May 26, 2026.
14. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On March 3, 2026, an additional 6,383,349 shares of Class A common stock were registered, increasing the share reserve to 37,744,577, of which 30,658,394 were available to be issued as of March 31, 2026.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Special Purpose Service Awards
In conjunction with the IPO in 2022, TPG employees, certain of the Company’s executives and certain non-employees received one-time grants of equity-based awards in the form of Special Purpose Service Awards which entitle the holder to one share of Class A common stock upon vesting. These units generally vest over a term of four to six years.
In conjunction with the acquisition of Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 5.1 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding RSUs for Service Awards as of March 31, 2026 (in millions, including share data):

	Units Outstanding as of March 31, 2026	Compensation Expense for the Three Months Ended,		Unrecognized Compensation Expense as of March 31, 2026
		March 31, 2026	March 31, 2025
Restricted Stock Units
Ordinary Service Awards	13.1	$54.0	$42.8	$654.0
Special Purpose Service Awards	7.9	30.8	32.1	239.6
Total Service Award RSUs	21.0	$84.8	$74.9	$893.6

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three months ended March 31, 2026 and 2025 the Company granted 7.4 million and 3.4 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the three months ended March 31, 2026 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	21.6	$40.10
Granted	7.4	58.20
Vested	(7.8)	35.97
Forfeited	(0.2)	31.74
Balance at March 31, 2026	21.0	48.06
As of March 31, 2026, there was approximately $893.6 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.3 years.
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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the three months ended March 31, 2026, 0.2 million IPO Executive Market Condition Awards vested.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of March 31, 2026 (in millions, including share data):

	Units Outstanding as of March 31, 2026	Compensation Expense for the Three Months Ended,		Unrecognized Compensation Expense as of March 31, 2026
		March 31, 2026	March 31, 2025
Restricted Stock Units
Ordinary Performance Condition Awards	0.8	$3.3	$1.5	$16.0
Special Purpose Market Condition Awards	3.4	5.8	11.1	35.7
Total Market and Performance Condition Award RSUs	4.2	$9.1	$12.6	$51.7
The following table presents the roll forward of the Company’s unvested Special Purpose Market Condition Awards for the three months ended March 31, 2026 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	4.2	$22.49
Granted	—	—
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	—	—
Balance at March 31, 2026	3.4	22.97
As of March 31, 2026, there was approximately $35.7 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.2 years.
Total Restricted Stock Units
For the three months ended March 31, 2026 and 2025, the Company recorded total restricted stock unit compensation expense of $93.9 million and $87.5 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $0.8 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, the Company had 8.0 million and 7.4 million restricted stock units vest at a fair value of $529.9 million and $463.6 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 4,885,329 shares of TPG Inc. Class A common stock, net of withholding tax of $209.0 million for the three months ended March 31, 2026 and by issuing 4,554,542 shares of TPG Inc. Class A common stock, net of withholding tax of $180.1 million (excluding vested, but unsettled units) for the three months ended March 31, 2025.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes all outstanding restricted stock unit awards as of March 31, 2026 (in millions, including share data):

	Units Outstanding as of March 31, 2026	Compensation Expense for the Three Months Ended,		Unrecognized Compensation Expense as of March 31, 2026
		March 31, 2026	March 31, 2025
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	13.1	$54.0	$42.8	$654.0
Ordinary Performance Condition Awards	0.8	3.3	1.5	16.0

Special Purpose Awards:
Special Purpose Service Awards	7.9	30.8	32.1	239.6
Special Purpose Market Condition Awards	3.4	5.8	11.1	35.7
Total Restricted Stock Units	25.2	$93.9	$87.5	$945.3
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the outstanding Other Awards as of March 31, 2026 (in millions, including share data):

	Unvested Units/Shares Outstanding as of March 31, 2026	Compensation Expense for the Three Months Ended,		Unrecognized Compensation Expense as of March 31, 2026
		March 31, 2026	March 31, 2025
TPH and RPH Units
TPH units	16.3	$58.7	$53.5	$353.3
RPH units	0.1	5.7	5.2	31.1
Total TPH and RPH Units	16.4	$64.4	$58.7	$384.4

Common Units and Class A Common Stock
Common Units	30.4	$85.5	$52.3	$713.6
Class A Common Stock	—	—	0.4	—
Total Common Units and Class A Common Stock	30.4	$85.5	$52.7	$713.6
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $64.4 million and $58.7 million for the three months ended March 31, 2026 and 2025, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.
The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the three months ended March 31, 2026 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	17.3	$29.50	0.1	$457.10
Granted	—	—	—	—
Reallocated	0.8	47.18	—	—
Vested	(1.0)	42.64	—	—
Forfeited	(0.8)	29.68	(0.0)	457.10
Balance at March 31, 2026	16.3	29.55	0.1	457.10
Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of March 31, 2026, there was approximately $384.4 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $353.3 million and $31.1 million, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $85.5 million and $52.7 million for the three months ended March 31, 2026 and 2025, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the three months ended March 31, 2026 (awards in millions):

	Common Units
	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	31.2	$29.28
Granted	—	—
Reallocated	0.7	45.70
Vested	(0.3)	45.70
Forfeited	(1.2)	25.45
Balance at March 31, 2026	30.4	29.64
Total unrecognized compensation expense related to outstanding unvested awards as of March 31, 2026 was $713.6 million.
Other Liability Classified Awards
As discussed in Note 3, the Company granted liability-classified Common Unit awards to certain Peppertree Parties in conjunction with the acquisition of Peppertree, which are considered liability-classified awards under ASC 718. The awards require both continuous service over an estimated period of five years and satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2028 and ending on December 31, 2028 and certain fundraising targets. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. For the three months ended March 31, 2026, the Company recognized compensation expense of $11.6 million related to these liability-classified awards with a corresponding increase in other liabilities.
In conjunction with the acquisition of Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. During 2025, the Company determined that it is not probable the Company will need to settle the Earnout Payment. Accordingly, the Company did not record any compensation expense related to its liability-classified awards for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recognized compensation expense of $9.9 million related to its liability-classified awards with a corresponding increase in other liabilities.
The fair value of the liability-classified awards discussed above will be remeasured every reporting period and are based on the satisfaction of the respective fee-related revenue and fundraising targets, if applicable. Compensation expense for these awards are recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of March 31, 2026 was $131.2 million.

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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized on a straight-line basis over the vesting period as equity-based compensation expense, which is offset by corresponding other investment income (reported in interest, dividends and other) earned by the Company from TRTX. During the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $1.3 million, respectively, of equity-based compensation expense and the related investment income in the Condensed Consolidated Statements of Operations.
15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of March 31, 2026, 153,715,203 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 223,852,327 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
In connection with the Transaction described in Note 4, the Company issued 2,279,109 shares of Class A common stock to a subsidiary of Jackson. The Company determined that the Class A shares issued were not in exchange for a distinct good or service and therefore determined that the shares issued to the customer represents a reduction of transaction price. Accordingly, the Company recognized the issuance of the Class A shares within other assets on the Company’s Condensed Consolidated Statements of Financial Condition which will be amortized as a reduction of fees and other in the Company’s Condensed Consolidated Statements of Operations.
Dividends and distributions
Dividends and distributions are reflected in the Condensed Consolidated Statements of Changes in Equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to holders of non-controlling interests in subsidiaries.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of the Board of Directors of the Company.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
Total 2026 Dividend Year (through Q1 2026)			$0.59
Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the three months ended March 31, 2025, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. During the three months ended March 31, 2026, there were no Common Units exchanged for Class A common stock.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Distributions to holders of non-controlling interests	$—	$35,679
Deferred tax assets	2,233	146,402
Due to affiliates	—	130,619
Additional paid-in-capital	2,233	15,783
Contributions from holders of other non-controlling interests	73,375	—
Deconsolidation of previously consolidated entities	496,984	—
Shares issued in connection with Jackson Transaction	113,203	—
16. Subsequent Events
Other than the events noted in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since March 31, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026. We assume no obligation to update any of these forward-looking statements.
Overview
TPG is a leading global alternative asset manager with $306.2 billion in assets under management (“AUM”) as of March 31, 2026. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 400 active portfolio companies, approximately 300 real estate properties and over 6,500 credit positions, across more than 33 countries.
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

	Capital	Growth	Impact	Credit	Real Estate		Market Solutions
Platforms	Focused on large scale, control / co-control and thematic investments	Flexible investing platform focused on rapidly growing businesses	Leading global impact investing platform pursuing societal benefits & financial returns at scale	Diversified solutions across a wide range of credit opportunities	Multi-product, diversified real estate investing platform		Platform focused on leveraging the TPG ecosystem to address market opportunities
	$89.7 billion AUM	$32.4 billion AUM	$31.6 billion AUM	$95.2 billion AUM	$39.2 billion AUM		$18.1 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG Credit Solutions	TREP	TPG AG U.S. Real Estate	TPG GP Solutions
	TPG Healthcare Partners	TPG Tech Adjacencies	TPG Rise Climate	TPG Direct Lending	TRECO	TPG AG Europe Real Estate	TPG NewQuest
	TPG Asia	TPG Life Sciences Innovations	TRC Transition Infrastructure	TPG Asset Based Finance	TRTX	TPG Asia Real Estate	TPG Peppertree
		TPG Emerging Companies Asia	TRC Global South Initiative	TPG CLOs	TAC+	TPG Net Lease	TPG Private Equity Opportunities
		TPG Sports	TPG NEXT	TPG Multi-Asset Credit
_________________
Note: AUM as of March 31, 2026.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Healthcare Partners and (3) TPG Asia.
The following table presents certain data about our Capital platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$90	$45	10	$22
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $57.4 billion in assets under management as of March 31, 2026. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Healthcare Partners
We established TPG Healthcare Partners (“THP”) in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $23.3 billion in assets under management as of March 31, 2026. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
Platform: Growth
Growth is our dedicated growth equity and middle market investing platform. It provides us with a flexible mandate to invest in companies across our core sectors that are earlier in their life cycle, are smaller in size and/or have different profiles than would be considered for our Capital platform. Our Growth funds are organized in five primary products: (1) TPG Growth, (2) TPG Tech Adjacencies, (3) TPG Life Sciences Innovations, (4) TPG Emerging Companies Asia and (5) TPG Sports.
The following table presents certain data about our Growth platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$32	$16	12	$6
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $18.9 billion in assets under management as of March 31, 2026. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies (“TTAD”), with $8.8 billion in assets under management as of March 31, 2026, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
Product: TPG Digital Media
TPG Digital Media (“TDM”) is a flexible source of capital focused on pursuing control equity investments in digital media. TDM seeks to pursue investments in businesses in which we have the opportunity to capitalize on our long history of studying and pursuing content-centric themes.
Product: TPG Life Sciences Innovations
TPG Life Sciences Innovations (“LSI”) was launched in 2023 and seeks to invest in the life sciences sector in novel therapeutics as well as digital health, medical devices, diagnostics and tech-enabled services. LSI invests across different therapeutic areas and stages, from company creation to IPO, and leverages TPG’s broad experience in the healthcare sector.

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
Product: TPG Sports
TPG Sports is our dedicated strategy focused on pursuing investment opportunities in the sports ecosystem. TPG Sports aims to provide strategic primary capital and business building capabilities to operating companies and technology providers serving the sports market, and to invest in sports IP (i.e., leagues, teams and events).
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
•The TPG Rise Climate Coalition: A partnership between TPG and 33 leading global enterprises that are investors in TPG Rise Climate to accelerate the sharing of knowledge, best practices and investment opportunities arising from the energy transition among the group and more broadly across the TPG Impact platform.
We have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in five primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) TPG Rise Climate Transition Infrastructure, (4) TPG Rise Climate Global South Initiative and (5) TPG NEXT.
The following table presents certain data about our Impact platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$32	$21	10	$11
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $10.3 billion in assets under management as of March 31, 2026. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $16.2 billion in total commitments. Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials and adaptive solutions, all without sacrificing our focus on financial returns. Rise Climate has a global focus and invests opportunistically across buyouts, carve-outs and growth equity transactions.

Product: TPG Rise Climate Transition Infrastructure
TPG Rise Climate Transition Infrastructure (“Rise Climate TI”) is our newly formed product focused on investing in infrastructure businesses and assets that we believe have or will have positive climate impact. Rise Climate TI pursues climate-related investments in thematic areas including clean electrons, clean molecules and materials and adaptive solutions, seeking to capture return opportunities between core infrastructure and private equity within the energy transition, green mobility, negative emissions and sustainable fuels sectors.
Product: TPG Rise Climate Global South Initiative
TPG Rise Climate Global South Initiative (“GSI”) is our sidecar product to TPG Rise Climate and a dedicated pool of capital focused on climate-related investments in countries that are not members of the OECD (such non-OECD countries, collectively, the “Global South”). GSI is an expansion of Rise Climate’s strategy and seeks to direct large-scale capital towards ready-to-scale climate solutions to catalyze their adoption by the Global South, in countries where TPG has an existing footprint and investment track record.
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
The following table presents certain data about our Credit platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$95	$55	96	$19
Product: TPG Credit Solutions
TPG Credit Solutions, with $20.9 billion in assets under management as of March 31, 2026, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.

Product: TPG Direct Lending
TPG Direct Lending focuses on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seeks to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25.0 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG Direct Lending includes the TPG AG Middle Market Direct Lending (“MMDL”) closed-end fund series and evergreen vehicle, SMAs, TPG Advantage Direct Lending (“ADL”), as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of March 31, 2026, TPG Direct Lending had $31.5 billion in assets under management.
Product: TPG Asset Based Finance
TPG Asset Based Finance focuses on investment-grade asset-based finance and direct lending, with opportunities to expand through additional strategies over time. TPG Asset Based Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, SMAs and TPG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of March 31, 2026, TPG Asset Based Finance had $31.3 billion in assets under management.
Product: TPG CLOs
TPG CLOs, with $8.8 billion in assets under management as of March 31, 2026, invest predominantly in non-investment grade senior secured bank loans. TPG CLOs investment team consists of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to TPG CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG Multi-Asset Credit
TPG Multi-Asset Credit, with $2.7 billion in assets under management as of March 31, 2026, invests across the breadth of Credit, with a geographic focus in the United States and Western Europe. TPG Multi-Asset Credit offers actively managed co-mingled funds, including the Super Fund, which changed its name to Dynamic Credit Income Fund, effective January 1, 2026, in addition to bespoke vehicles and various multi-strategy credit funds-of-one. These funds invest in public and private investment opportunities sourced from across Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG Multi-Asset Credit funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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

The following table presents certain data about our Real Estate platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$39	$26	34	$12
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.6 billion in assets under management as of March 31, 2026, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.
Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $2.5 billion in assets under management as of March 31, 2026, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.7 billion in assets under management as of March 31, 2026, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $5.0 billion in assets under management as of March 31, 2026, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG Asia Real Estate
TPG Asia Real Estate, with $5.7 billion in assets under management as of March 31, 2026, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG Net Lease
TPG Net Lease, with $2.2 billion in assets under management as of March 31, 2026, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.

Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of March 31, 2026, the TRTX loan investment portfolio consisted of 50 first mortgage loans (or interests therein) and total loan commitments of $4.3 billion.
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
Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of March 31, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$18	$11	16	$3
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
NewQuest Capital
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.1 billion in assets under management as of March 31, 2026, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $3.7 billion in assets under management as of March 31, 2026, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP accepts fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June 2025 and as of March 31, 2026, had $1.7 billion in assets under management.

Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree specializes in investing in wireless communication towers within the digital infrastructure space. With $7.8 billion in assets under management as of March 31, 2026, TPG Peppertree has made more than 180 investments through ten flagship funds, supporting the construction and acquisition of more than 11,000 wireless communication infrastructure assets.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three months ended March 31, 2026 and 2025, our capital markets business drove $83.2 million and $61.5 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
The first quarter of 2026 was defined by a pivot toward volatility and defensive positioning by investors. Market sentiment was primarily pressured by the dual threats of an escalating Middle Eastern conflict, which disrupted global energy stability and ignited a commodity rally, alongside deepening concerns regarding the disruptive impact of artificial intelligence on legacy business models. Although the U.S. economy displayed underlying strength through steady growth and a resilient labor market, these geopolitical and structural shocks reignited inflationary pressures, forcing the Federal Reserve to halt its easing cycle and adopt a more hawkish stance. Consequently, a climate of strategic caution prevails as market participants maintain a defensive orientation, seeking greater visibility into the eventual resolution of these intersecting geopolitical, secular and macroeconomic uncertainties.
Equities reversed their positive momentum from recent quarters, with the S&P 500 and Dow Jones Industrial Average declining 4.6% and 3.6%, respectively. Performance diverged sharply by sector: energy, materials and utilities surged 37.2%, 9.3% and 7.5%, respectively, on the back of a commodity rally fueled by the Iran conflict. Conversely, financials, information technology and consumer discretionary lagged with declines of 9.8%, 9.3% and 9.3%, respectively, as investors reassessed valuations amid concerns over artificial intelligence disruption to legacy business models and the potential impact of widening conflict on prices and consumer spending. Global equity indices demonstrated relative resilience, with the MSCI Europe Index declining 1.5% and the MSCI Asia Pacific index falling 0.5%, outperformance largely attributable to their lower exposure to technology and software businesses.
Economic indicators in the first quarter of 2026 reflected the impact of geopolitical disruption and persistent inflation. The Consumer Price Index, which had declined toward 2.6% in early February, reversed course following the Middle Eastern conflict, rising to approximately 3.0% to 3.5% by quarter-end as energy and food prices increased. Core inflation, excluding food and energy, remained elevated at 3.2% to 3.4% throughout the quarter. The unemployment rate stood at 4.3% in January and stabilized near 4.4% to 4.5% through March. Monthly job gains averaged 150,000 to 180,000, consistent with the low-hire, low-fire labor market environment established in late 2025. U.S. real GDP growth tracked between 2.0% and 3.0% for the quarter according to the Federal Reserve Bank of Atlanta's GDPNow model.
The Federal Reserve held interest rates steady at its March meeting, maintaining the target range at 3.50% to 3.75%. This marked a pause in the easing cycle that began in late 2024, with no rate cuts implemented during Q1 2026. The Board of Governors of the Federal Reserve System (the “Fed”) adopted a more hawkish tone, signaling that rate cuts previously expected for 2026 were now unlikely, influenced by renewed inflation pressures from Middle Eastern conflict and resilient labor market conditions. Market participants shifted from pricing in multiple cuts to pricing in zero cuts for the remainder of the year.
The U.S. Treasury yield curve flattened in the first quarter, driven by a sell-off at the long end of the curve. Following the geopolitical shock and hawkish repricing of Federal Reserve policy, yields across Treasuries rose quarter over quarter. Yields on 10-year and 30-year Treasuries increased by approximately 30 to 40 basis points, while shorter maturities rose by roughly 15 to 20 basis points. Treasury yields reversed their late-2025 decline, moving higher as markets abandoned expectations for near-term rate cuts.
In corporate credit markets, both U.S. and European high yield generated negative performance in the first quarter of 2026. According to J.P. Morgan data, U.S. high yield was down 0.3% and the European market returned 1.5% during the three-month period. In the United States, high yield bond spreads widened by 41 basis points during the quarter to 355 basis points compared to 314 at the start of the year. In Europe, high yield spreads widened by 67 basis points during the quarter to 412 basis points, up from 345 at the beginning of the year. The high yield default rate, measured on a trailing twelve-month basis, increased from 1.9% to 2.1% in the United States and modestly decreased from 3.2% to 3.1% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index posted a (0.4%) return, and the J.P. Morgan European Leveraged Loan Index posted a (1.0%) return for the first quarter of 2026. From a spread and yield basis, the U.S. Leveraged Loan Index ended the quarter at a yield of 8.4% and 484 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 8.3% and 547 basis point spread.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 42% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of March 31, 2026. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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
Capital Allocation-Based Income (Loss). Capital allocation-based income (loss) is earned from our funds when we have (i) a general partner’s capital interest and (ii) performance allocations which entitle us to a disproportionate allocation of investment income or loss from investment funds. We are entitled to a performance allocation (typically 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These performance allocations are subject to the achievement of preferred returns or high water marks, where applicable, in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the TPG funds, including performance allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member; however, we do not have control as defined by ASC Topic 810, Consolidation. The Company accounts for its general partner interests in capital allocation-based arrangements as financial instruments under ASC Topic 323, Investments – Equity Method and Joint Ventures as the general partner has significant governance rights in the TPG funds in which it invests which demonstrates significant influence. Accordingly, performance allocations are not deemed to be within the scope of ASC 606.
Expenses
Compensation and Benefits. Compensation and benefits expense includes (i) cash-based compensation and benefits, (ii) equity-based compensation and (iii) performance allocation compensation. Bonuses are accrued over the service period to which they relate. In addition, we have equity-based compensation arrangements that require certain TPG executives and employees to vest over a service period of generally one to five years, which under U.S. GAAP will result in compensation charges over current and future periods. In connection with our IPO and subsequent acquisitions, we granted RSUs to executives and employees. Distributions of performance allocations in the legal form of equity made directly or indirectly to our partners and professionals are allocated and distributed, when realized, pro rata based on ownership percentages in the underlying investment partnership. These distributions were accounted for as distributions on the equity held by such partners rather than as compensation and benefits expense prior to the Reorganization and IPO and are now accounted for as performance allocation compensation.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenues
Fees and other	$620,022	$543,455
Capital allocation-based (loss) income	(120,016)	491,421
Total revenues	500,006	1,034,876
Expenses
Compensation and benefits:
Cash-based compensation and benefits	237,188	223,570
Equity-based compensation	255,136	205,832
Performance allocation compensation	(66,148)	298,705
Total compensation and benefits	426,176	728,107
General, administrative and other	147,941	164,311
Depreciation and amortization	41,752	31,382
Interest expense	32,738	24,060
Total expenses	648,607	947,860
Investment income (loss)
Net losses from investment activities	(1,131)	(2,087)
Interest, dividends and other	9,008	9,248
Total investment income	7,877	7,161
(Loss) income before income taxes	(140,724)	94,177
Income tax (benefit) expense	(17,448)	6,349
Net (loss) income	(123,276)	87,828
Net (loss) income attributable to non-controlling interests	(121,822)	62,435
Net (loss) income attributable to TPG Inc.	$(1,454)	$25,393

Net income (loss) per share data:
Net (loss) income available to Class A common stock per share
Basic	$(0.05)	$0.08
Diluted	$(0.22)	$0.00
Weighted-average shares of Class A common stock outstanding
Basic	159,635,235	117,408,263
Diluted	383,711,322	369,358,961

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues
Revenues consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	%

	($ in thousands)
Management fees	$479,429	$418,951	$60,478	14%
Transaction, monitoring and other fees	83,195	61,513	21,682	35%
Expense reimbursements and other	57,398	62,991	(5,593)	(9)%
Total fees and other	620,022	543,455	76,567	14%
Performance allocations	(138,391)	450,560	(588,951)	(131)%
Capital interests	18,375	40,861	(22,486)	(55)%
Total capital allocation-based (loss) income	(120,016)	491,421	(611,437)	(124)%
Total revenues	$500,006	$1,034,876	$(534,870)	(52)%
Fees and other revenues increased $76.6 million, or 14%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change resulted primarily from a $60.5 million increase in management fees and a $21.7 million increase in transaction, monitoring and other fees.
Management Fees. The $60.5 million increase in management fees during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to:
•an increase of $23.9 million from our Capital platform primarily driven by management fees from TPG X, which was activated in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•an increase of $3.2 million from our Growth platform primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base;
•an increase of $9.0 million from our Impact platform primarily due to fees earned from Rise IV following its activation in the first quarter of 2026 and catch-up fees earned from Rise Climate II;
•an increase of $14.6 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V and ABC Evergreen as a result of new investments. These increases were partially offset by a decline in fee-earning AUM within MMDL III;
•a decrease of $11.1 million from our Real Estate platform driven by the impact of catch-up fees earned from Europe Realty IV during the three months ended March 31, 2025; and
•an increase of $22.2 million from our Market Solutions platform primarily driven by the addition of management fees from TPG Peppertree, which was acquired in July 2025.
Catch-up management fees totaled $6.4 million during the three months ended March 31, 2026 and primarily consisted of $3.4 million for TPG X and $2.9 million for Rise Climate II.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $21.7 million, or 35%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by an increase in capital markets activity among our portfolio companies involving our broker-dealer within our Market Solutions platform.
Expense Reimbursements and Other. Expense reimbursements and other decreased $5.6 million, or 9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by a reduction in reimbursements from TPG funds.

Performance Allocations. Performance allocations decreased $589.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Realized performance allocation gains for the three months ended March 31, 2026 and 2025 totaled $323.4 million and $213.4 million, respectively. Unrealized performance allocation losses for the three months ended March 31, 2026 totaled $461.8 million and unrealized performance allocation gains for the three months ended March 31, 2025 totaled $237.2 million.
The table below highlights performance allocations for the three months ended March 31, 2026 and 2025, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended March 31,
	2026	2025	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$(268,647)	$241,909	$(510,556)	(211)%
Growth(1)	(87,609)	47,702	(135,311)	(284)%
Impact	(34,323)	15,568	(49,891)	(320)%
Credit	88,047	68,749	19,298	28%
Real Estate	149,823	56,153	93,670	167%
Market Solutions	15,422	(8,360)	23,782	284%
Total TPG Operating Group Shared:	$(137,287)	$421,721	$(559,008)	(133)%
TPG Operating Group Excluded:
Capital	$2,254	$1,980	$274	14%
Growth	(1,804)	26,493	(28,297)	(107)%
Real Estate	(1,554)	366	(1,920)	(525)%
Total TPG Operating Group Excluded(2)	(1,104)	28,839	(29,943)	(104)%
Total Performance Allocations	$(138,391)	$450,560	$(588,951)	(131)%
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
The $589.0 million decrease in performance allocation during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to:
•losses of $268.6 million from our Capital platform for the three months ended March 31, 2026 were primarily driven by losses of $149.1 million from TPG VIII, $78.8 million from TPG IX, $25.9 million from TPG VII and $21.1 million from THP I. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $110.7 million from TPG IX, $67.1 million from Asia VII and $30.4 million from Asia VIII, partially offset by losses of $15.4 million from THP I;
•losses of $87.6 million from our Growth platform for the three months ended March 31, 2026 were primarily driven by losses of $50.8 million from Growth V, $31.8 million from Growth IV and $20.2 million from Growth III, partially offset by gains of $17.1 million from TPG Atlas. Performance allocation income for the three months ended March 31, 2025 was primarily driven by income of $16.8 million from Growth V, $16.2 million from Growth VI and $12.5 million from Growth IV, partially offset by losses of $5.2 million from Growth III;

•losses of $34.3 million from our Impact platform for the three months ended March 31, 2026 were primarily driven by losses of $47.9 million from Rise I and $17.1 million from Rise II, partially offset by gains of $19.1 million from Rise III. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $18.1 million from Rise III, $7.3 million from Rise Climate I and $6.8 million from Rise II, partially offset by losses of $16.6 million from Rise I;
•income of $88.0 million from our Credit platform for the three months ended March 31, 2026 was primarily driven by income of $23.0 million from Credit Solutions III, $17.2 million from Credit Solutions II, $10.8 million from MMDL V and $9.2 million from MVP. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of $14.8 million from MVP Fund, $8.8 million from Credit Solutions III, $7.9 million from Credit Solutions II, $7.2 million from ABC Fund and $6.7 million from MMDL V;
•income of $149.8 million from our Real Estate platform for the three months ended March 31, 2026 was primarily driven by income of $105.8 million from TREP IV, $30.4 million from Asia Realty V and $8.9 million from Realty XI. Performance allocation income for the three months ended March 31, 2025 was largely driven by income of TREP III, partially offset by losses of $30.5 million from Realty X and $12.6 million from Europe Realty III; and
•income of $15.4 million from our Market Solutions platform for the three months ended March 31, 2026 was primarily driven by income of $19.6 million from TGS, partially offset by losses of $8.2 million from Peppertree Fund VIII. Performance allocation losses for the three months ended March 31, 2025 was were primarily driven by $13.3 million of loss from NewQuest IV, partially offset by net gains of $3.4 million from NewQuest V.
TPG Operating Group Excluded entities generated losses of $1.1 million during the three months ended March 31, 2026 compared to income of $28.8 million during the three months ended March 31, 2025. Performance allocation losses for the three months ended March 31, 2026 were primarily driven by losses of $1.6 million from TREP II from our Real Estate platform and $1.0 million from Growth II within our Growth platform, partially offset by gains of $2.0 million from Asia V from our Capital platform. Performance allocation income for three months ended March 31, 2025 was primarily driven by gains of $11.2 million from Biotech III, $7.5 million from Gator and $7.0 million from Growth II from our Growth platform and $2.7 million from TPG VI from our Capital platform.
As of March 31, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $6.6 billion. As of March 31, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.
Capital Interests. Capital interests income decreased $22.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily attributable to losses from our investments in TPG IX and Asia VII, which were partially offset by gains on our investments in TGS and TPG X during the three months ended March 31, 2026. During the three months ended March 31, 2025, we recognized gains on our investments in TPG IX, Asia VII and Asia VIII, which were partially offset by losses from our investments in Rise I and TGS.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $13.6 million, or 6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher salary and benefit costs associated with increased headcount.
Equity-Based Compensation. Equity-based compensation expense increased $49.3 million, or 24%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily attributable to an increase in compensatory Common Unit grants to certain TPG Peppertree partners, as described in Note 14 to the Condensed Consolidated Financial Statements.

Performance Allocation Compensation. Performance allocation compensation decreased $364.9 million, or 122%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily driven by a decline in performance allocations, which resulted in a corresponding reduction in the related compensation expense for our partners and professionals.
General, Administrative and Other. General and administrative expenses decreased $16.4 million, or 10%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily attributable to lower professional expenses.
Depreciation and Amortization. Depreciation and amortization increased $10.4 million, or 33%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the amortization of intangible assets resulting from the Peppertree Acquisition in July 2025.
Interest Expense. Interest expense increased $8.7 million, or 36%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Net Losses from Investment Activities. Net losses from investment activities were $1.1 million and $2.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Interest, Dividends and Other. Interest, dividends and other decreased $0.2 million, or 3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Income Tax (Benefit) Expense. Income tax expense decreased $23.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in net income attributable to TPG Inc. for the period ended March 31, 2026.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	March 31, 2026	December 31, 2025

	($ in thousands)
Assets
Cash and cash equivalents	$851,399	$826,105
Investments	9,049,455	9,211,816
Due from affiliates	367,663	573,590
Intangible assets and goodwill	1,121,900	1,158,027
Right-of-use assets	584,027	552,254
Deferred tax assets	884,166	860,676
Other assets	448,736	310,467
Total assets	$13,307,346	$13,492,935

Liabilities and Equity
Debt obligations	$2,342,953	$1,722,547
Due to affiliates	738,623	694,632
Accrued performance allocation compensation	5,014,659	5,399,750
Operating lease liabilities	641,992	604,593
Other liabilities	844,348	935,038
Total liabilities	9,582,575	9,356,560

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (160,321,166 and 153,113,961 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	160	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (223,852,327 and 224,331,812 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	224	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,530,686	1,476,444
Accumulated deficit	(397,691)	(291,604)
Non-controlling interests	2,591,392	2,951,158
Total equity	3,724,771	4,136,375
Total liabilities and equity	$13,307,346	$13,492,935
Investments decreased $162.4 million during the three months ended March 31, 2026 primarily due to net capital allocation-based loss of $120.0 million, proceeds of $488.2 million and deconsolidation activity of $497.0 million, offset by purchases of investments of $950.4 million.
Other assets increased $138.3 million during the three months ended March 31, 2026 primarily related to the issuance of Class A common stock to a subsidiary of Jackson as described in Note 15.
Debt obligations increased $620.4 million during the three months ended March 31, 2026 primarily due to the issuance of the 2031 Senior Notes and outstanding borrowings on the Senior Unsecured Revolving Credit Facility.
Accrued performance allocation compensation decreased $385.1 million for the three months ended March 31, 2026, primarily attributable to net decreases in performance fee compensation expense of $66.1 million and settlements of performance allocation compensation of $317.5 million during the three months ended March 31, 2026.

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
The following table sets forth our total FRE and DE for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Management fees	$475,119	$413,160
Fee-related performance revenues	8,205	6,201
Transaction, monitoring and other fees, net	73,856	56,903
Fee-Related Revenues	557,180	476,264
Cash-based compensation and benefits, net	208,312	193,549
Fee-related performance compensation	4,103	3,100
Operating expenses, net	97,872	98,053
Fee-Related Expenses	310,287	294,702
Fee-Related Earnings	246,893	181,562
Realized performance allocations, net	67,745	39,621
Realized investment income and other, net	12,842	(3,962)
Depreciation expense	(5,619)	(4,950)
Interest expense, net	(25,910)	(14,492)
Distributable Earnings	295,951	197,779
Income taxes	(14,321)	(11,043)
After-Tax Distributable Earnings	$281,630	$186,736
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Fee-Related Revenues
Fee-related revenues increased $80.9 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily due to additional management fees of $62.0 million and an increase in transaction, monitoring and other fees, net of $17.0 million.

Management Fees
The following table presents management fees in our platforms for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Capital	$136,203	$111,574
Growth	47,715	44,525
Impact	73,014	63,679
Credit	97,113	82,765
Real Estate	83,210	94,741
Market Solutions	37,864	15,876
Total Management Fees	$475,119	$413,160
The $62.0 million increase in management fees during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to:
•an increase of $24.6 million from our Capital platform primarily driven by management fees from TPG X which was activated in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•an increase of $3.2 million from our Growth platform primarily due to new capital raised for Growth VI during the last twelve months, resulting in a larger fee-earning commitment base;
•an increase of $9.3 million from our Impact platform primarily due to fees earned from Rise IV following its activation in the first quarter of 2026 and catch-up fees earned from Rise Climate II;
•an increase of $14.3 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V and ABC Evergreen as a result of new investments. These increases were partially offset by a decline in fee-earning AUM within MMDL III;
•a decrease of $11.5 million from our Real Estate platform primarily driven by the impact of catch-up fees recognized in Europe Realty IV during the three months ended March 31, 2025; and
•an increase of $22.0 million from our Market Solutions platform primarily driven by the addition of management fees from TPG Peppertree which was acquired in July 2025.
Catch-up fees totaled $6.4 million during the three months ended March 31, 2026 and primarily consisted of $3.4 million for TPG X and $2.9 million for Rise Climate II.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Credit	$8,205	$6,201
Total Fee-Related Performance Revenues	$8,205	$6,201
Fee-related performance revenues increased $2.0 million, or 32%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to higher incentive fees from TCAP.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Capital	$1,467	$1,445
Growth	485	349
Impact	1,751	1,898
Credit	2,581	1,864
Real Estate	1,450	983
Market Solutions	63,870	47,434
Subtotal	71,604	53,973
Other Income	2,252	2,930
Total Transaction, Monitoring and Other Fees, Net	$73,856	$56,903
Transaction, monitoring and other fees, net increased $17.0 million, or 30%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily driven by an increase in our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Fee-Related Expenses
Fee-related expenses increased $15.6 million, or 5%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily due to an increase in cash-based compensation and benefits, net of $14.8 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Salaries	$98,567	$92,075
Bonuses	84,247	81,284
Benefits and other	53,675	46,639
Reimbursements	(28,177)	(26,449)
Total Cash-Based Compensation and Benefits, Net	$208,312	$193,549
Cash-based compensation and benefits, net increased $14.8 million, or 8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This change was primarily driven by higher salary and benefit costs associated with increased headcount.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Credit	$4,103	$3,100
Total Fee-related Performance Compensation	$4,103	$3,100
Total fee-related performance compensation increased $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net decreased $0.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Capital	$42,928	$26,861
Growth	8,503	—
Impact	11,475	4,519
Credit	4,590	6,148
Real Estate	249	2,093
Total Realized Performance Allocations, Net	$67,745	$39,621
Realized performance allocations, net of $67.7 million for the three months ended March 31, 2026 were generated primarily from realizations of $29.0 million from TPG IX and $12.1 million from THP II in the Capital platform, $8.5 million from Growth V in the Growth platform and $11.5 million from Rise Climate I in the Impact platform. The activity consisted of realizations sourced from portfolio companies including OneOncology, Anovo and Intersect Power.
Realized performance allocations, net of $39.6 million for the three months ended March 31, 2025 were generated from realizations of $16.9 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $4.5 million from Rise Climate I in the Impact platform and $2.5 million from MMDL IV in the Credit platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises and DirecTV.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Investments	$30,808	$17,560
Non-core expense	(17,966)	(21,522)
Total Realized Investment Income and Other, Net	$12,842	$(3,962)
The change in realized investment income and other, net of $16.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily due to an increase in realizations from certain investments and a decrease in our non-core expense. Our non-core activity includes expenses of $12.9 million related to our unoccupied lease space and $2.1 million for strategic transaction activity for the three months ended March 31, 2026.
Depreciation
Depreciation expense increased $0.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest Expense, Net
The following table presents interest expense, net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Interest expense	$32,660	$24,055
Interest (income)	(6,750)	(9,563)
Interest Expense, Net	$25,910	$14,492
Interest expense, net increased $11.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in FRE and realized performance allocations, net, partially offset by an increase in interest expense.
Income Taxes
Income taxes increased $3.3 million, or 30%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to an increase in the current payable under the Tax Receivable Agreement related to the three months ended March 31, 2026.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three months ended March 31, 2026 and 2025:
Revenue

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
GAAP Revenue	$500,006	$1,034,876
Capital-allocation based loss (income)	120,016	(491,421)
Expense reimbursements	(56,684)	(59,409)
Investment income and other	(6,158)	(7,782)
Fee-Related Revenues	$557,180	$476,264
Expenses

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
GAAP Expenses	$648,607	$947,860
Depreciation and amortization expense	(41,752)	(31,382)
Interest expense	(32,738)	(24,060)
Expense reimbursements	(56,684)	(59,409)
Performance allocation compensation	66,148	(298,705)
Equity-based compensation	(255,136)	(205,832)
Non-core expenses and other	(18,158)	(33,770)
Fee-Related Expenses	$310,287	$294,702

Net Income

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Net (loss) income	$(123,276)	$87,828
Net loss (income) attributable to other non-controlling interests	29,242	(74,534)
Amortization expense	33,241	23,737
Equity-based compensation	256,576	211,380
Unrealized performance allocations, net	92,147	(45,825)
Unrealized investment income	33,614	(17,668)
Income taxes	(31,722)	(4,652)
Non-recurring and other	(8,192)	6,470
After-tax Distributable Earnings	$281,630	$186,736
Income taxes	14,321	11,043
Distributable Earnings	$295,951	$197,779
Realized performance allocations, net	(67,745)	(39,621)
Realized investment income and other, net	(12,842)	3,962
Depreciation expense	5,619	4,950
Interest expense, net	25,910	14,492
Fee-Related Earnings	$246,893	$181,562
Net Accrued Performance

	March 31, 2026	December 31, 2025

	($ in thousands)
GAAP Investments	$9,049,455	$9,211,816
Equity method and other investments	(2,203,946)	(1,902,577)
Accrued performance allocation compensation	(5,014,659)	(5,399,750)
Impact of other consolidated entities	(643,040)	(629,734)
Net Accrued Performance	$1,187,810	$1,279,755

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
The following table summarizes our AUM by platform as of March 31, 2026 and 2025:

	March 31,
	2026	2025

	($ in millions)
Capital	$89,732	$76,016
Growth	32,366	28,791
Impact	31,551	28,030
Credit	95,196	73,430
Real Estate	39,246	36,686
Market Solutions	18,091	7,668
AUM as of end of period	$306,182	$250,621

The table below presents rollforwards of our total AUM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in millions)
Balance as of Beginning of Period	$303,029	$245,873
Capital Raised	10,347	5,906
Realizations	(8,745)	(4,302)
Outflows(1)	(635)	(508)
Changes in Investment Value and Other(2)	2,186	3,652
AUM as of end of period	$306,182	$250,621
_________________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $3.2 billion during the three months ended March 31, 2026. This increase was led by $10.3 billion of capital raised primarily attributable to fundraising activities of TPG X within the Capital platform, Rise IV within the Impact platform, Asset Based Finance within the Credit platform, Net Lease Realty V within the Real Estate platform and T-POP within the Market Solutions platform. These increases were partially offset by realization activities in TPG IX and THP II within the Capital platform, Rise Climate I within the Impact platform and Credit Solutions II within the Credit platform during the three months ended March 31, 2026.
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
The following table summarizes our FAUM by platform as of March 31, 2026 and 2025:

	March 31,
	2026	2025

	($ in millions)
Capital	$45,415	$36,025
Growth	16,321	13,120
Impact	21,285	18,575
Credit	54,710	43,633
Real Estate	26,368	26,379
Market Solutions	11,273	5,062
FAUM as of end of period	$175,372	$142,794

The table below presents rollforwards of our FAUM for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in millions)
Balance as of Beginning of Period	$170,102	$141,286
Fee-Earning Capital Raised(1)	5,159	2,488
Deployment(2)	4,696	2,816
Realizations(3)	(4,228)	(2,614)
Reduction in Fee Base(4)	(168)	(1,211)
Outflows(5)	(627)	(505)
Market Activity and Other(6)	438	534
FAUM as of end of period	$175,372	$142,794
_________________
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
FAUM increased $5.3 billion during the three months ended March 31, 2026, primarily driven by $5.2 billion in fee-earning capital raised. This activity was led by the activation of THP III during the first quarter of 2026 and subsequent closing of TPG X following its activation during the third quarter of 2025 within the Capital platform, the activation of TPG Sports during the first quarter of 2026 within the Growth platform and the initial close for Rise Climate IV during the first quarter of 2026 within the Impact platform. Deployment added $4.7 billion to FAUM primarily driven by TPG Atlas within the Growth platform, MMDL V, ABC Evergreen and ABC Fund II within the Credit platform and TRECO within the Real Estate platform. These increases were partially offset by realizations of $4.2 billion primarily attributable to TPG IX within the Capital platform, Rise Climate I within the Impact platform, and Credit Solutions II, Essential Housing II and MMDL IV within the Credit platform. For the three months ended March 31, 2026, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM were 1.10%.
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

The tables below summarize our net accrued performance by fund vintage year and platform as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	($ in millions)
Fund Vintage
2020 & Prior	$728	$809
2021	129	136
2022	257	280
2023	24	23
2024	20	12
2025	30	20
Net Accrued Performance	$1,188	$1,280

	March 31, 2026	December 31, 2025
	($ in millions)
Platform
Capital	$484	$581
Growth	189	211
Impact	155	173
Credit	96	83
Real Estate	129	100
Market Solutions	135	132
Net Accrued Performance	$1,188	$1,280
Net accrued performance was primarily driven by TPG VIII, TPG IX, Asia VII, Growth IV, Growth V and Rise Climate I as of March 31, 2026 and TPG VIII, TPG IX, Asia VII, Growth V and Growth IV as of December 31, 2025.
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
Performance Generating AUM totaled $208.5 billion and $208.8 billion as of March 31, 2026 and December 31, 2025, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $252.8 billion and $254.3 billion as of March 31, 2026 and December 31, 2025, respectively.
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

The table below reflects AUM Subject to Fee-Earning Growth by platform as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$5,026	$5,481
Growth	2,732	4,029
Impact	1,364	981
Credit	16,594	13,463
Real Estate	6,075	3,886
Market Solutions	772	818
Total AUM Not Yet Earning Fees	$32,563	$28,658

FAUM Subject to Step-Up:
Capital	$3,664	$4,058
Growth	29	29
Credit	5,432	5,118
Real Estate	1,701	1,713
Market Solutions	1,227	903
Total FAUM Subject to Step-Up	$12,053	$11,821
Total AUM Subject to Fee-Earning Growth	$44,616	$40,479
As of March 31, 2026, AUM Not Yet Earning Fees was $32.6 billion, which primarily consisted of TPG IX and TPG VIII within the Capital platform, Growth V and TDM within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions III, MMDL VI and MMDL V within the Credit platform and TRECO and Net Lease Realty V within the Real Estate platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds or certain investors range between 0.35% and 1.65% and step-up to rates in the range of 0.47% and 1.8% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of March 31, 2026 relates primarily to TPG X within the Capital platform, MMDL V, Credit Solutions III and ABC Fund II within the Credit platform, Asia Realty V within the Real Estate platform and T-POP within the Market Solutions platform.
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

The table below presents capital raised by platform for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in millions)
Capital	$1,980	$1,046
Growth	930	814
Impact	1,346	1,722
Credit	4,413	1,650
Real Estate	1,080	658
Market Solutions	598	16
Total Capital Raised	$10,347	$5,906
Capital raised totaled approximately $10.3 billion for the three months ended March 31, 2026. This was primarily attributable to the fundraising activities of TPG X within the Capital platform, Rise IV within the Impact platform, Asset-Based Finance within the Credit platform, Net Lease V within the Real Estate platform and T-POP within the Market Solutions platform during the three months ended March 31, 2026.
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
The table below presents available capital by platform as of March 31, 2026 and 2025:

	March 31,
	2026	2025

	($ in millions)
Capital	$21,886	$13,455
Growth	6,339	5,220
Impact	10,616	11,154
Credit	18,870	12,073
Real Estate	12,081	13,050
Market Solutions	2,998	2,047
Available Capital	$72,790	$56,999
Available capital totaled $72.8 billion as of March 31, 2026, primarily attributable to TPG X, TPG IX, Asia VIII, THP II and TPG VIII within the Capital platform, Growth VI, Growth V and TPG Sports within the Growth platform, Rise Climate II and Rise Climate I within the Impact platform, Asset-Based Finance, Credit Solutions III and MMDL VI within the Credit platform, TREP IV, Europe Realty IV, TRECO, Asia Realty V and TREP III within the Real Estate platform and TGS II and Peppertree X within the Market Solutions platform.
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

The table below presents capital invested by platform for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in millions)
Capital	$3,438	$1,478
Growth	1,604	690
Impact	846	272
Credit	5,679	4,003
Real Estate	1,843	650
Market Solutions	963	253
Capital Invested	$14,373	$7,346
Capital invested was $14.4 billion for the three months ended March 31, 2026, which was primarily attributable to TPG X within the Capital platform, TPG Atlas within the Growth platform, ABC Evergreen, ABC Fund II and MMDL V within the Credit platform, TREP IV within the Real Estate platform and T-POP within the Market Solutions platform.
Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	($ in millions)
Capital	$3,335	$1,000
Growth	316	421
Impact	1,803	340
Credit	2,226	1,673
Real Estate	799	810
Market Solutions	266	58
Total Realizations	$8,745	$4,302
Realizations were $8.7 billion for the three months ended March 31, 2026, primarily attributable to realization activities in TPG IX and THP II within the Capital platform, Rise Climate I within the Impact platform and Credit Solutions II within the Credit platform during the three months ended March 31, 2026.
Fund Performance Metrics
Fund performance information for our investment funds as of March 31, 2026 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of March 31, 2026 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,220	33,481	61	33,542	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,275	22,999	1,695	24,694	25%	2.4x	19%	1.9x
TPG VIII	2019	11,505	10,738	5,780	13,735	19,515	20%	1.8x	13%	1.5x
TPG IX	2022	12,014	10,691	3,021	12,200	15,221	29%	1.4x	18%	1.2x
TPG X	2025	11,377	2,570	—	3,091	3,091	NM	NM	NM	NM
Capital Funds		93,218	82,247	122,251	30,782	153,033	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,534	10	5,544	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,811	1,726	6,537	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,628	4,123	4,763	8,886	17%	1.9x	11%	1.5x
Asia VIII	2022	5,259	3,095	473	4,109	4,582	28%	1.5x	13%	1.2x
Asia Funds		19,773	17,333	24,086	10,608	34,694	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,457	948	3,037	3,985	16%	1.6x	10%	1.3x
THP II	2022	3,576	2,494	1,146	2,685	3,831	38%	1.5x	24%	1.3x
THP III	2026	1,274	100	—	100	100	NM	NM	NM	NM
Healthcare Funds		7,554	5,051	2,094	5,822	7,916	21%	1.6x	13%	1.3x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	155	155	(6%)	0.8x	(7%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	155	2,875	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,847	491	5,338	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,385	5,121	1,675	6,796	23%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,668	3,030	7,698	19%	2.1x	13%	1.6x
Gator	2019	726	686	771	503	1,274	24%	1.8x	19%	1.7x
Growth V	2020	3,558	3,310	1,690	3,714	5,404	16%	1.6x	10%	1.4x
Growth VI	2023	4,285	2,222	11	2,718	2,729	32%	1.3x	9%	1.1x
Growth Funds		18,741	16,671	19,003	12,131	31,134	19%	1.9x	12%	1.5x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,255	2,434	15%	1.6x	10%	1.4x
TTAD II	2021	3,198	3,225	674	3,970	4,644	20%	1.5x	15%	1.3x
TTAD III	2025	566	184	—	316	316	NM	NM	NM	NM
Tech Adjacencies Funds		5,338	4,906	1,853	5,541	7,394	17%	1.5x	12%	1.3x

TDM	2017	1,326	601	—	1,062	1,062	11%	1.8x	8%	1.5x
LSI	2023	410	244	22	343	365	47%	1.5x	22%	1.2x
TECA	2025	742	249	2	349	351	NM	2.4x	NM	1.8x
TPG Atlas	2025	826	826	—	946	946	NM	NM	NM	NM
TPG Sports		751	—	—	—	—	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,053	$1,670	$2,091	$3,761	14%	1.8x	9%	1.5x
Rise II	2020	2,176	2,091	854	2,465	3,319	14%	1.6x	9%	1.3x
Rise III	2022	2,700	2,459	480	3,377	3,857	36%	1.5x	21%	1.3x
Rise IV	2026	925	197	—	197	197	NM	NM	NM	NM
The Rise Funds		7,907	6,800	3,004	8,130	11,134	17%	1.6x	10%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	6,355	2,596	6,933	9,529	23%	1.5x	14%	1.3x
Rise Climate II(11)	2025	6,773	1,459	—	1,512	1,512	NM	NM	NM	NM
Rise Climate Global South(11)	2025	808	46	—	46	46	NM	NM	NM	NM
Rise Climate TI	2025	1,313	410	—	410	410	NM	NM	NM	NM
Rise Climate Funds		16,162	8,270	2,596	8,901	11,497	23%	1.5x	14%	1.3x

TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	455	152	416	568	4%	1.2x	0%	1.0x
TPG NEXT(12)	2023	565	56	3	61	64	178%	1.3x	(88%)	0.6x

Platform: Credit
TPG Credit Solutions
Credit Solutions I	2019	1,805	1,801	2,176	574	2,750	16%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	1,633	2,614	4,247	16%	1.4x	12%	1.3x
Credit Solutions II Dislocation A	2022	1,310	868	916	104	1,020	17%	1.2x	12%	1.1x
Credit Solutions III	2024	6,214	1,702	133	1,937	2,070	57%	1.2x	41%	1.2x
TPG Credit Solutions		13,680	8,189	5,864	5,229	11,093	18%	1.4x	14%	1.3x
Essential Housing
Essential Housing I	2020	642	456	577	—	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	1,108	324	1,432	16%	1.4x	13%	1.3x
Essential Housing III	2024	1,619	844	4	965	969	15%	1.2x	12%	1.1x
Essential Housing		4,795	2,371	1,689	1,289	2,978	16%	1.3x	12%	1.2x

Hybrid Solutions	2025	389	136	7	165	172	NM	NM	NM	NM

TPG Asset Based Finance
ABC Fund I	2021	1,005	904	198	1,071	1,269	15%	1.4x	12%	1.3x
ABC Fund II	2024	1,528	1,259	6	1,343	1,349	15%	1.1x	11%	1.1x
TPG Asset Based Finance		2,533	2,163	204	2,414	2,618	15%	1.2x	12%	1.2x
TPG Direct Lending(13)
MMDL I	2015	594	572	846	—	846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	2,325	—	2,325	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	3,669	—	3,669	13%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	1,861	1,735	3,596	14%	1.5x	10%	1.4x
MMDL IV Annex	2021	797	767	470	544	1,014	14%	1.5x	10%	1.3x
MMDL V	2022	3,924	3,305	534	3,291	3,825	17%	1.2x	12%	1.2x
MMDL VI	2025	2,240	120	—	118	118	NM	NM	NM	NM
TPG Direct Lending		14,557	11,460	9,705	5,688	15,393	14%	1.5x	10%	1.4x
Continuation Vehicles
MMDL Continuation I	2025	1,207	1,123	47	1,035	1,082	NM	NM	NM	NM
Continuation Vehicles		1,207	1,123	47	1,035	1,082	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	$2,065	$2,213	$3,574	$2	$3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,333	4,084	2,351	6,435	15%	1.6x	11%	1.4x
TREP IV	2022	6,820	5,217	814	5,721	6,535	20%	1.3x	9%	1.1x
TPG Real Estate Partners		12,607	11,763	8,472	8,074	16,546	21%	1.5x	13%	1.3x
TPG AG Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,142	2,790	88	2,878	15%	1.6x	11%	1.4x
Realty IX	2015	1,329	1,987	2,285	224	2,509	8%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,596	4,261	1,420	5,681	11%	1.3x	7%	1.2x
Realty Value XI	2022	2,589	2,998	1,295	2,228	3,523	15%	1.2x	8%	1.1x
TPG AG Realty		10,441	14,789	15,172	3,960	19,132	14%	1.4x	9%	1.3x
TPG AG Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,021	2,086	223	2,309	5%	1.2x	2%	1.1x
TPG AG Core Plus Realty		3,650	5,085	6,649	223	6,872	15%	1.5x	11%	1.4x
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	869	1,025	119	1,144	11%	1.3x	6%	1.2x
Asia Realty IV	2018	1,315	1,316	1,389	456	1,845	13%	1.4x	9%	1.3x
Asia Realty V	2022	2,007	1,129	169	1,431	1,600	32%	1.4x	17%	1.3x
Asia Realty		5,311	4,422	4,299	2,006	6,305	13%	1.4x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	265	84	227	311	64%	1.4x	35%	1.2x
Japan Value		417	265	84	227	311	64%	1.4x	35%	1.2x
TPG AG Europe Real Estate
Europe Realty I	2014	570	1,187	1,718	9	1,727	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,765	1,829	429	2,258	7%	1.4x	4%	1.2x
Europe Realty III(15)	2019	1,515	2,230	1,000	1,117	2,117	3%	1.1x	(1%)	1.0x
Europe Realty IV(15)	2023	2,270	831	205	792	997	100%	1.3x	6%	1.0x
TPG AG Europe Real Estate		5,198	6,013	4,752	2,347	7,099	12%	1.4x	7%	1.2x
TPG Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,427	3,080	357	3,437	12%	2.0x	7%	1.6x
Net Lease Realty IV	2019	997	1,987	1,487	904	2,391	10%	1.4x	6%	1.3x
Net Lease Realty V	2024	824	319	221	119	340	NM	NM	NM	NM
TPG Net Lease		3,565	6,002	7,099	1,380	8,479	14%	1.9x	9%	1.6x

TAC+	2021	1,797	1,475	157	1,374	1,531	1%	1.0x	0%	1.0x
TRECO	2024	1,786	901	537	446	983	34%	1.3x	12%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Market Solutions
TPG Peppertree Funds
Peppertree I	2004	$63	$44	$95	$—	$95	16%	2.1x	11%	1.7x
Peppertree II	2008	24	21	57	—	57	30%	2.8x	20%	2.1x
Peppertree III	2011	55	49	105	4	109	16%	2.2x	11%	1.8x
Peppertree IV	2014	132	119	215	40	255	15%	2.1x	11%	1.7x
Peppertree V	2014	79	63	12	89	101	5%	1.6x	3%	1.3x
Peppertree VI	2016	230	204	171	416	587	17%	2.9x	13%	2.2x
Peppertree VII	2018	505	460	90	1,140	1,230	16%	2.7x	12%	2.1x
Peppertree VIII	2020	1,000	890	60	1,708	1,768	15%	2.0x	10%	1.6x
Peppertree IX	2022	1,500	1,299	116	1,759	1,875	13%	1.4x	9%	1.3x
Peppertree X	2023	2,040	1,111	2	1,451	1,453	26%	1.3x	16%	1.2x
TPG Peppertree Funds		5,628	4,260	923	6,607	7,530	15%	1.8x	11%	1.5x
TPG GP Solutions
TGS I(12)	2022	1,864	1,561	194	1,959	2,153	87%	1.6x	66%	1.4x
TGS II(12)	2025	1,507	205	—	249	249	NM	NM	NM	NM
TPG GP Solutions		3,371	1,766	194	2,208	2,402	87%	1.6x	66%	1.4x
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	686	70	756	24%	2.3x	19%	1.8x
NewQuest III(12)	2016	541	543	567	185	752	7%	1.4x	4%	1.2x
NewQuest IV(12)	2020	1,000	967	275	1,417	1,692	18%	1.8x	10%	1.4x
NewQuest V(12)	2022	689	562	143	623	766	33%	1.5x	20%	1.2x
NewQuest Funds		2,930	2,705	2,438	2,295	4,733	32%	1.8x	19%	1.5x
The following table reflects the performance of our significant perpetual funds as of March 31, 2026 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Credit
TPG Credit Solutions
Corporate Credit Opportunities(16)	1988	$363	10%
Essential Housing Evergreen	2026	400	NM
TPG Asset Based Finance
MVP Fund(17)	2009	6,603	11%
ABC Evergreen(17)	2024	4,046	23%
TPG Direct Lending
TCAP(18)	2022	4,658	10%
MMDL Evergreen(17)	2022	4,013	11%
TPG Advantage Direct Lending	2025	1,039	NM
TPG Multi-Asset Credit
Dynamic Credit Income Fund(17)	1993	1,120	9%

Platform: Market Solutions
T-POP(19)	2025	1,748	25%

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
(11)The Rise Climate Global South Fund excludes a $500 million commitment ($450 million of which was closed as of March 31, 2026) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of December 31, 2025.
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
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, (4%) and 0.9x and (ii) for the euro-denominated vehicle of Europe Realty IV, 4% and 1.0x
(16)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 5%.

(17)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, 22%, (iii) for MMDL Offshore Evergreen, 9%, and (iv) for Dynamic Credit Income Fund (formerly Super Fund), 8%. MMDL Lux Offshore was recently launched and does not yet have a meaningful Total Return.
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
(19)T-POP Total Return reflects a per unit return based on Class R-I, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Total Return for Class R-S is 24%.

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
As of March 31, 2026, our total liquidity was $2,806.4 million, comprised of $851.4 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,625.0 million, $30.0 million and $300.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $864.7 million as of March 31, 2026 includes $88.7 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $864.7 million at March 31, 2026.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility. As of March 31, 2026, the Senior Unsecured Revolving Credit Facility, as currently amended, had aggregate revolving commitments of $1.75 billion and a maturity date of May 30, 2030.
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

Senior Notes
On February 26, 2026, the Notes Issuer completed an offering of $500.0 million aggregate principal amount of Senior Notes due 2031. The 2031 Senior Notes will mature on May 15, 2031, unless earlier accelerated, redeemed or repurchased. The 2031 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The 2031 Senior Notes bear interest at a rate of 4.875% per annum, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026. The 2031 Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
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
Secured Notes
As of March 31, 2026, we had $250.0 million aggregate principal amount of Secured Notes outstanding. Our Secured Notes are issued using on-balance sheet securitization vehicles. The Secured Notes are required to be repaid only from collections on the underlying securitized equity method investments and restricted cash of the securitization vehicles. The Secured Notes consist of two tranches, both of which mature in June 2038. Tranche A Secured Notes were issued in May 2018 at a fixed rate of 5.33% with an aggregate principal balance of $200.0 million, with interest payable semiannually. Tranche B Secured Notes were issued in October 2019 at a fixed rate of 4.75% with an aggregate principal balance of $50.0 million, with interest payable semiannually. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part. If the Secured Notes are not redeemed on or prior to June 20, 2028, we will pay additional interest equal to 4.00% per annum.
The Secured Notes contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of March 31, 2026, we were in compliance with these covenants and conditions.

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
During the three months ended March 31, 2026, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in no amounts outstanding as of March 31, 2026.
364-Day Credit Facility
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. The facility was amended in April 2025 to increase the aggregate principal amount of the existing commitments to $300.0 million and further amended in April 2026 to extend the commitment termination date to April 7, 2027. Borrowings under the 364-Day Credit Facility are subject to one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in U.S. Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the term of the loan. Term Benchmark Loans may be denominated in U.S. Dollars or Euros, and are subject to a fixed interest rate computed as the SOFR rate for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the term of the loan. The subsidiary is also required to pay a quarterly facility fee equal to 0.30% per annum of the total facility capacity of $300.0 million, as well as certain customary fees for any issued loans.
The Company entered into an equity commitment letter in connection with the 364-Day Credit Facility, committing to provide capital contributions, if and when required, to the consolidated subsidiary throughout the life of the facility.
During the three months ended March 31, 2026, the subsidiary borrowed $8.0 million and made repayments of $8.0 million on the 364-Day Credit Facility, resulting in no amounts outstanding as of March 31, 2026.
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
Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2026 (in thousands):

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations(1)	$2,375,000	$—	$—	$—	$—	$125,000	$2,250,000
Interest on debt obligations(2)	2,034,951	86,986	135,810	140,810	145,810	141,816	1,383,719
Capital commitments(3)	717,039	717,039	—	—	—	—	—
Operating lease obligations(4)	963,087	(8,325)	85,299	83,409	80,890	75,954	645,860
Repurchase agreements	86,312	28,527	26,084	31,701	—	—	—
Total contractual obligations	$6,176,389	$824,227	$247,193	$255,920	$226,700	$342,770	$4,279,579
_________________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Secured Notes, 2034 Senior Notes, 2036 Senior Notes, 2031 Senior Notes, Subordinated Notes and Senior Unsecured Revolving Credit Facility.
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
(4)Net of tenant improvement allowances. Operating lease cash flows for 2026 include a net inflow resulting from expected tenant improvement allowance receipts.
Additional Contingent Obligations
As of March 31, 2026 and December 31, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.2 million and $7.9 million, respectively, primarily related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the three months ended March 31, 2026, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of March 31, 2026 and December 31, 2025 would be $2,663.4 million and $2,456.5 million, respectively.
As of March 31, 2026 and December 31, 2025, we had guarantees outstanding totaling $84.0 million and $168.4 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $350.6 million and $348.7 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
Total 2026 Dividend Year (through Q1 2026)			$0.59
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the three months ended March 31, 2025, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. During the three months ended March 31, 2026, there were no Common Units exchanged for Class A common stock.
These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the three months ended March 31, 2026, the Company made payments of $29.9 million in connection with the liability associated with the Tax Receivable Agreement. A portion of this liability is attributed to Related Parties and is recorded in due to affiliates and the remaining portion attributable to non-affiliates is recorded in other liabilities. As of March 31, 2026 and December 31, 2025, the portion included in due to affiliates in the Condensed Consolidated Statements of Financial Condition, was $475.5 million and $495.1 million, respectively. As of March 31, 2026 and December 31, 2025, amounts due to non-affiliates included in other liabilities were $306.7 million and $316.5 million, respectively.

Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	($ in thousands)
Net cash provided by operating activities	$176,549	$198,188
Net cash used in investing activities	(516,265)	(6,347)
Net cash provided by (used in) financing activities	365,095	(177,777)
Net change in cash, cash equivalents and restricted cash	25,379	14,064
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$864,650	$835,256
Operating Activities
Net cash provided by operating activities was $176.5 million and $198.2 million for the three months ended March 31, 2026 and 2025. Key drivers consisted of performance allocation and investment proceeds totaling $609.4 million, partially offset by purchases of investments of $450.4 million, as well as other changes in operating assets and liabilities during the three months ended March 31, 2026. Cash provided by operating activities consisted of performance allocation and investment proceeds totaling $430.4 million, partially offset by other changes in operating assets and liabilities for the three months ended March 31, 2025.
Investing Activities
Net cash used in investing activities totalled $516.3 million and $6.3 million during the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities was primarily related to the purchase of Jackson common stock as described in Note 4 to the Condensed Consolidated Financial Statements and purchases of fixed assets. Cash used in investing activities during the three months ended March 31, 2025 was primarily related to the purchases of fixed assets.
Financing Activities
Net cash provided by financing activities was $365.1 million for three months ended March 31, 2026, compared to net cash used in financing activities of $177.8 million for three months ended March 31, 2025, respectively. During the three months ended March 31, 2026, cash provided by financing activities was primarily driven by the issuance of the 2031 Senior Notes in February 2026 and contributions from holders of non-controlling interests, partially offset by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards. During the three months ended March 31, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the proceeds from the Senior Unsecured Revolving Credit Facility.
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

The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of March 31, 2026 and December 31, 2025, the Obligor Group held investments in its non-guarantor subsidiaries of $3.5 billion and $3.4 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $0.2 billion for the three months ended March 31, 2026. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026.

	March 31, 2026	December 31, 2025

	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$1,324,890	$1,250,242
Due from related parties, excluding non-guarantor subsidiaries	7,581	459
Due from non-guarantor subsidiaries	244,120	157,758
Liabilities, less payables to non-guarantor subsidiaries	2,551,038	1,964,844
Due to related parties, excluding non-guarantor subsidiaries	491,367	511,968
Due to non-guarantor subsidiaries	30,135	27,508

Non-controlling interests in Obligor Group Assets and Liabilities	(860,663)	(633,381)

Three Months Ended March 31, 2026
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$(2,827)
Net loss from Obligor Group's revenues and expenses	(23,539)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(20,900)
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. There was no material change in our market risks during the three months ended March 31, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under “Item 1A.––Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
4.1*
Third Supplemental Indenture, dated as of February 26, 2026, among TPG Operating Group II, L.P., the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 26, 2026).

4.2*	Form of 4.875% Senior Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 26, 2026).
10.1*†	Independent Director Compensation Policy (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed on February 17, 2026).
22.1	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_________________
* Incorporated by reference
† Management compensatory plan or arrangement

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2026

/s/ Jack Weingart
Jack Weingart
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)