Form 10-Q
period 2026-06-30
TPG Inc.
filed 2026-08-04
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 160,109,058 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 217,809,708 shares of the registrant’s Class B common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements
This report may contain forward-looking statements. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods, or by the inclusion of forecasts or projections. Examples of forward-looking statements include statements we make regarding the outlook for our future business and financial performance, estimated operational metrics, business strategy and plans and objectives of management for future operations, including, among other things, statements regarding expected growth, future capital expenditures, fund performance, dividends and dividend policy and debt service obligations, such as those contained in “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. As a result, our actual results may differ materially from those contemplated by any forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the inability to recognize the anticipated benefits, or unexpected costs related to the integration, of acquired companies; our ability to manage growth and execute our business plan; and regional, national or global political, economic, business, competitive, market and regulatory conditions and uncertainties, including those described in “Item 1A.—Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on February 17, 2026 and in subsequent filings with the SEC, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov, and “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Website and Social Media Disclosure
We use our website (https://www.tpg.com), Rise website (https://therisefund.com), TPG Private Equity Opportunities website (https://tpop.tpg.com), TPG Twin Brook website (https://twincp.com), TPG Twin Brook Capital Income Fund website (https://agtbcap.com), Microsites (https://software.tpg.com, https://healthcare.tpg.com), TPG LinkedIn (https://www.linkedin.com/company/tpg-capital), TPG Angelo Gordon LinkedIn (https://www.linkedin.com/company/tpg-angelo-gordon), TPG Twin Brook LinkedIn (https://www.linkedin.com/company/twin-brook-capital-partners), Peppertree LinkedIn (https://www.linkedin.com/company/peppertree-capital), X (formerly known as Twitter) (https://x.com/tpg), Vimeo (https://vimeo.com/user52190696), TPG YouTube (https://www.youtube.com/@tpg-inc), Rise YouTube (https://www.youtube.com/channel/UCo8p2iF_I5p-Wr2_MQlzedw/featured), TPG Instagram (https://www.instagram.com/TPG_INCORPORATED) and Rise Instagram (https://www.instagram.com/therisefund/?hl=en) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about TPG when you enroll your email address by visiting the “Email Alerts” section of our website at https://shareholders.tpg.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$944,663	$826,105
Restricted cash(a)	13,164	13,166
Due from affiliates	427,693	573,590
Investments (includes assets pledged of $461,818 and $603,322 as of June 30, 2026 and December 31, 2025, respectively(a))	9,625,886	9,211,816
Intangible assets, net	587,585	659,839
Goodwill	498,188	498,188
Right-of-use assets	566,441	552,254
Deferred tax assets	929,788	860,676
Other assets	434,486	297,301
Total assets	$14,027,894	$13,492,935

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$366,394	$230,523
Due to affiliates	686,245	694,632
Debt obligations(a)	2,343,695	1,722,547
Accrued performance allocation compensation	5,631,012	5,399,750
Operating lease liabilities	644,947	604,593
Other liabilities	613,366	704,515
Total liabilities	10,285,659	9,356,560

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (166,502,052 and 153,113,961 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	166	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (217,809,708 and 224,331,812 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	218	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,642,331	1,476,444
Accumulated deficit	(406,304)	(291,604)
Accumulated other comprehensive income, net of tax	(370)	—
Non-controlling interests	2,506,194	2,951,158
Total equity	3,742,235	4,136,375
Total liabilities and equity	$14,027,894	$13,492,935
_________________
(a)The Company’s consolidated total assets and liabilities as of June 30, 2026 and December 31, 2025 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fees and other	$704,969	$569,074	$1,324,991	$1,112,529
Capital allocation-based income	1,136,455	351,463	1,016,439	842,884
Total revenues	1,841,424	920,537	2,341,430	1,955,413
Expenses
Compensation and benefits:
Cash-based compensation and benefits	237,025	208,621	474,213	432,191
Equity-based compensation	231,730	209,622	486,866	415,454
Performance allocation compensation	776,665	233,437	710,517	532,142
Total compensation and benefits	1,245,420	651,680	1,671,596	1,379,787
General, administrative and other	174,357	182,335	322,298	346,646
Depreciation and amortization	41,342	30,808	83,093	62,190
Interest expense	36,219	25,308	68,957	49,368
Total expenses	1,497,338	890,131	2,145,944	1,837,991
Investment income (loss)
Net losses from investment activities	(9,053)	(791)	(10,184)	(2,878)
Interest, dividends and other	20,981	9,722	29,989	18,970
Total investment income	11,928	8,931	19,805	16,092
Income before income taxes	356,014	39,337	215,291	133,514
Income tax expense	36,342	9,226	18,894	15,575
Net income	319,672	30,111	196,397	117,939
Net income attributable to non-controlling interests	226,246	15,170	104,424	77,605
Net income attributable to TPG Inc.	$93,426	$14,941	$91,973	$40,334

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.44	$0.03	$0.38	$0.10
Diluted	$0.39	$(0.05)	$0.17	$(0.05)
Weighted-average shares of Class A common stock outstanding
Basic	164,670,334	133,404,634	162,166,694	125,450,638
Diluted	385,468,150	370,142,783	384,594,589	369,753,038

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$319,672	$30,111	$196,397	$117,939
Foreign currency translation adjustment, net of tax	(787)	—	(787)	—
Comprehensive income	318,885	30,111	195,610	117,939
Comprehensive income attributable to non-controlling interests	225,829	15,170	104,007	77,605
Comprehensive income attributable to TPG Inc.	$93,056	$14,941	$91,603	$40,334
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at March 31, 2026	160,321,166	223,852,327	$160	$224	$1,530,686	$(397,691)	$—	$1,133,379	$2,591,392	$3,724,771
Net income	—	—	—	—	—	93,426	—	93,426	226,246	319,672
Equity-based compensation	—	—	—	—	74,128	—	—	74,128	144,678	218,806
Capital contributions	—	—	—	—	—	—	—	—	61,474	61,474
Dividends/distributions	—	—	—	—	—	(102,039)	—	(102,039)	(178,078)	(280,117)
Shares issued for net settlement of equity-based awards	139,536	—	0	—	(0)	—	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(948)	—	—	(948)	(1,068)	(2,016)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	6,042,619	(6,042,619)	6	(6)	8,287	—	—	8,287	—	8,287
Equity reallocation between controlling and non-controlling interest	—	—	—	—	30,178	—	—	30,178	(30,178)	—
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	—	(307,855)	(307,855)
Currency Translation Adjustment	—	—	—	—	—	—	(370)	(370)	(417)	(787)
Shares retired	(1,269)	—	(0)	—	0	—	—	—	—	—
Balance at June 30, 2026	166,502,052	217,809,708	$166	$218	$1,642,331	$(406,304)	$(370)	$1,236,041	$2,506,194	$3,742,235

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	153,113,961	224,331,812	$153	$224	$1,476,444	$(291,604)	$—	$1,185,217	$2,951,158	$4,136,375
Net income	—	—	—	—	—	91,973	—	91,973	104,424	196,397
Equity-based compensation	—	—	—	—	151,472	—	—	151,472	311,955	463,427
Capital contributions	—	—	—	—	—	—	—	—	445,967	445,967
Dividends/distributions	—	—	—	—	—	(206,673)	—	(206,673)	(400,377)	(607,050)
Shares issued for net settlement of equity-based awards	5,067,632	—	5	—	(5)	—	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(95,638)	—	—	(95,638)	(115,340)	(210,978)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	6,042,619	(6,042,619)	6	(6)	10,520	—	—	10,520	—	10,520
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	—	(804,839)	(804,839)
Equity reallocation between controlling and non-controlling interest	—	—	—	—	48,243	—	—	48,243	(48,243)	—
Shares issued in connection with Jackson Transaction	2,279,109	—	2	—	51,295	—	—	51,297	61,906	113,203
Currency Translation Adjustment	—	—	—	—	—	—	(370)	(370)	(417)	(787)
Shares retired	(1,269)	(479,485)	(0)	(0)	0	—	—	—	—	—
Balance at June 30, 2026	166,502,052	217,809,708	$166	$218	$1,642,331	$(406,304)	$(370)	$1,236,041	$2,506,194	$3,742,235

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$196,397	$117,939
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	486,866	415,454
Performance allocation compensation	710,517	532,142
Net losses from investment activities	10,184	2,878
Capital allocation-based income	(1,016,439)	(842,884)
Depreciation and amortization	83,093	62,190
Non-cash lease expense	32,931	28,110
Other non-cash activities	4,488	15,837
Changes in operating assets and liabilities:
Purchases of investments	(588,336)	(398,101)
Proceeds from investments	1,001,557	1,041,245
Due from affiliates	16,514	(75,389)
Other assets	(1,839)	(14,602)
Accounts payable and accrued expenses	135,777	126,659
Due to affiliates	(41,419)	18,039
Accrued performance allocation compensation	(477,767)	(398,897)
Other liabilities	(28,290)	(46,565)
Net cash provided by operating activities	524,234	584,055

Investing activities:
Purchase of Jackson common stock	(500,000)	—
Purchases of fixed assets	(35,721)	(9,431)
Net cash used in investing activities	(535,721)	(9,431)

Financing activities:
Proceeds from debt obligations	1,216,000	479,000
Repayment of debt obligations	(591,000)	(151,000)
Issuance costs on debt obligations	(5,202)	—
Withholding taxes paid on net settlement of equity-based awards	(210,978)	(181,704)
Contributions from holders of non-controlling interests	360,668	93,716
Dividends/Distributions	(583,573)	(482,363)
Settlement of contingent liabilities	(25,154)	(18,646)
Tax Receivable Agreement payments	(29,931)	(9,619)
Net cash provided by (used in) financing activities	$130,830	$(270,616)
Effect of exchange rate changes	$(787)	$—
Net change in cash, cash equivalents and restricted cash	$118,556	$304,008
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$957,827	$1,125,200

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$28,450	$25,131
Cash paid for interest	52,715	46,001

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$944,663	$1,112,027
Restricted cash	13,164	13,173
Cash, cash equivalents and restricted cash, end of period	$957,827	$1,125,200
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
As of June 30, 2026, TPG Inc. held approximately 43% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the period ended June 30, 2026.
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
Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$522,704	$452,531	$1,002,133	$871,482
Monitoring fees	6,978	5,750	17,051	13,608
Transaction fees	97,179	34,613	162,096	82,067
Incentive fees	8,950	6,768	17,155	12,969
Expense reimbursements and other	69,158	69,412	126,556	132,403
Total fees and other	704,969	569,074	1,324,991	1,112,529
Performance allocations	1,113,115	335,789	974,724	786,349
Capital interests	23,340	15,674	41,715	56,535
Total capital allocation-based income	1,136,455	351,463	1,016,439	842,884
Total revenues	$1,841,424	$920,537	$2,341,430	$1,955,413

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
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2026, these amounts totaled $5.6 million and $14.3 million, respectively. For the three and six months ended June 30, 2025, these amounts totaled $11.3 million and $18.4 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at June 30, 2026 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Business Combinations
The Company accounts for business combinations using the acquisition method under ASC Topic 805, Business Combinations (“ASC 805”) under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed generally using the fair values determined by management as of the acquisition date. Management’s determination of fair value of assets acquired and liabilities assumed at the acquisition date is based on the best information available in the circumstances and may incorporate management’s own assumptions and involve a significant degree of judgment. Management uses its best estimates and assumptions to accurately assign fair value to the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date as well as the useful lives of those acquired intangible assets. Examples of critical estimates in valuing certain of the intangible assets we have acquired include future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Our estimates for future cash flows are based on historical data, various internal estimates and certain external sources, and are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying assets acquired. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. For business combinations accounted for under the acquisition method, the purchase consideration, including the fair value of certain elements of contingent consideration as of the acquisition date, in excess of the fair value of net assets acquired is recorded as goodwill.
Goodwill
Goodwill represents the excess of consideration transferred, the fair value in any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of June 30, 2026, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Operating Leases
At contract inception, the Company determines if an arrangement contains a lease by evaluating whether (i) an identified asset has been deployed in a contract explicitly or implicitly and (ii) the Company obtains substantially all the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception the Company will evaluate whether the lease is an operating or finance lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. To the extent these payments are fixed or determinable, they are included as part of the lease payments used to measure the lease liability. The Company’s ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that the Company will exercise that option. If the discount rate implicit to the lease is not readily determinable, incremental borrowing rates of the Company are used. The incremental borrowing rates are based on the information available including collateral assumptions, the term of the lease, and the economic environment in which the lease is denominated at the commencement date.
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
Foreign Currency
On April 1, 2026, the Company changed the functional currency of certain of its international subsidiaries from the U.S. dollar to the local currency due to the Company’s continued exposure to foreign currency cash flows as part of the Company’s growth and expansion internationally.
Non-U.S. dollar denominated assets and liabilities of foreign operations are translated at rates of exchange as of the end of the reporting period. Non-U.S. dollar denominated revenues and expenses from foreign operations are translated using average rates of exchange during the period. Gains and losses resulting from translation are included in accumulated other comprehensive income on the Condensed Consolidated Statements of Financial Condition. Transactions denominated in currencies other than the functional currency that create foreign exchange gains and losses are recorded within fees and other on the Condensed Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to provide more detailed information about the types of expenses in commonly presented expense captions. In particular, ASU 2024-03 contains new required tabular disclosures related to the amounts of specified natural expenses (e.g., employee compensation, depreciation, intangible asset amortization) disclosed in a particular expense caption. Additionally, ASU 2024-03 clarifies that certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP recorded in a relevant expense caption must also be presented in the same tabular disclosure. Lastly, ASU 2024-03 requires separate disclosure of selling expenses. ASU 2024-03 is effective for the Company beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its Condensed Consolidated Financial Statements and disclosures.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company recognized $3.0 million and $11.9 million in acquisition-related costs during the three and six months ended June 30, 2025, respectively. These costs are included within general, administrative and other expenses in the Condensed Consolidated Statements of Operations.
The following unaudited pro forma information presents a summary of the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025, as if the acquisition was completed as of January 1, 2024 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025
Revenues	$975,896	$2,051,773
Net income attributable to TPG Inc./controlling interest	10,220	32,171
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Investments
Investments consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Equity method - performance allocations	$7,769,371	$7,309,239
Equity method - capital interests (includes assets pledged of $384,894 and $521,124 as of June 30, 2026 and December 31, 2025, respectively)	1,266,172	1,801,436
Equity investments	489,219	—
Investments held to maturity, at amortized cost (includes assets pledged of $76,924 and $82,198 as of June 30, 2026 and December 31, 2025, respectively)	84,403	88,480
Equity method - other	16,721	12,661
Total investments	$9,625,886	$9,211,816
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (losses) gains of equity method investments - other	$(583)	$(997)	$2,746	$(523)
Net (losses) gains from equity investments	(8,470)	206	(12,930)	217
Net losses of investments held for sale and other	—	—	—	(2,572)
Total net losses from investment activities	$(9,053)	$(791)	$(10,184)	$(2,878)
Investments Held to Maturity, at Amortized Cost
The carrying value of investments held to maturity is included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $86.5 million and $90.0 million at June 30, 2026 and December 31, 2025, respectively.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses on an equity method investment.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Fair Value Measurement
The following tables summarize the valuation of the Company’s assets and liabilities that fall within the fair value hierarchy (in thousands):

	June 30, 2026
	Level I	Level II	Level III	Total
Assets, at fair value
Equity investments	$489,219	$—	$—	$489,219
Total assets, at fair value	$489,219	$—	$—	$489,219

Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$—	$—	$47,602	$47,602
Earnout Payment	—	—	6,208	6,208
Total liabilities, at fair value	$—	$—	$53,810	$53,810

	December 31, 2025
	Level I	Level II	Level III	Total
Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$—	$—	$70,875	$70,875
Earnout Payment	—	—	13,727	13,727
Total liabilities, at fair value	$—	$—	$84,602	$84,602
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Assets, at fair value
Balance, beginning of period	$250,000	$179,263	$—	$121,995
Purchases	—	5,625	252,988	60,762
Proceeds	—	(10,625)	—	(10,625)
Change in unrealized value	—	3,760	(2,988)	5,891
Deconsolidation	(250,000)	—	(250,000)	—
Balance, end of period	$—	$178,023	$—	$178,023

Liabilities, at fair value
Balance, beginning of period	$88,092	$145,740	$84,602	$140,760
Change in unrealized value	(9,128)	5,525	(5,638)	10,505
Payments	(25,154)	(18,646)	(25,154)	(18,646)
Balance, end of period	$53,810	$132,619	$53,810	$132,619
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of June 30, 2026	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$47,602	Present value	Discount rate	8.0%
Earnout Payment	6,208	Multiple probability simulation	Estimated revenue volatility	26.2%
	$53,810
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$378,200	$(173,936)	$204,264	$378,200	$(145,052)	$233,148
Management contracts(a)	468,700	(126,496)	342,204	468,700	(92,216)	376,484
Technology	46,000	(30,667)	15,333	46,000	(24,917)	21,083
Investor relationships	25,000	(10,417)	14,583	25,000	(9,375)	15,625
Trade name(a)	17,500	(7,960)	9,540	17,500	(6,328)	11,172
Other intangible assets(a), (b)	2,994	(1,333)	1,661	2,994	(667)	2,327
Total intangible assets, net	$938,394	$(350,809)	$587,585	$938,394	$(278,555)	$659,839
_________________
(a)Includes intangible assets with a net carrying value of $204.5 million as of June 30, 2026 related to the acquisition of Peppertree described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of June 30, 2026 and December 31, 2025.
The Company recognized no impairment losses on intangible assets during the three and six months ended June 30, 2026 and 2025.
Intangible asset amortization expense was $36.1 million and $72.3 million for the three and six months ended June 30, 2026, respectively, and $25.8 million and $52.5 million for the three and six months ended June 30, 2025, respectively.
The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2026 (in thousands):

Remainder of 2026	$72,254
2027	141,258
2028	120,415
2029	94,810
2030	46,616
Thereafter	111,238
Total	$586,591
Goodwill
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $498.2 million.
As of June 30, 2026, there have been no impairment losses recognized on goodwill.

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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and six months ended June 30, 2026 and 2025, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	June 30, 2026	December 31, 2025
Investments (includes assets pledged of $384,894 and $521,124 as of June 30, 2026 and December 31, 2025, respectively)	$1,243,566	$1,774,815
Due from affiliates	140,908	408,022
Potential clawback obligation	2,635,750	2,456,516
Due to affiliates	36,281	72,266
Maximum exposure to loss	$4,056,505	$4,711,619
Additionally, cumulative performance allocations of $7.8 billion and $7.3 billion as of June 30, 2026 and December 31, 2025, respectively, are subject to reversal in the event of future losses.
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
As of June 30, 2026 and December 31, 2025, the carrying amount of Secured Notes issued by the VIEs was $246.3 million and $246.2 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $3.7 million and $3.8 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$4,945	$5,473
Restricted cash	13,164	13,166
Participation rights receivable(a)	384,894	521,124
Due from affiliates	692	435
Total assets	$403,695	$540,198

Accrued interest	$191	$191
Due to affiliates and other	591	131
Secured notes, net	246,337	246,183
Total liabilities	$247,119	$246,505
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

			As of June 30, 2026		As of December 31, 2025
	Maturity Date	Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	May 2030	$1,750,000	$125,000	4.70%	$—	4.74%
2031 Senior Notes(b)	May 2031	500,000	495,087	4.88%	—	—%
2034 Senior Notes(c)	March 2034	600,000	595,023	5.88%	594,700	5.88%
2036 Senior Notes(d)	January 2036	500,000	491,810	5.38%	491,353	5.38%
Subordinated Notes(e)	March 2064	400,000	390,438	6.95%	390,311	6.95%
Secured Notes - Tranche A(f)	June 2038	200,000	197,055	5.33%	196,931	5.33%
Secured Notes - Tranche B(f)	June 2038	50,000	49,282	4.75%	49,252	4.75%
364-Day Revolving Credit Facility(g)	April 2027	300,000	—	5.65%	—	5.69%
Subordinated Credit Facility(h)	August 2027	30,000	—	6.00%	—	6.04%
Total debt obligations		$4,330,000	$2,343,695		$1,722,547
_________________
(a)As of June 30, 2026, the senior unsecured revolving credit facility, as amended (the “Senior Unsecured Revolving Credit Facility”) has aggregate revolving commitments of $1.75 billion. Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.20% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%.
(b)On February 26, 2026, the Notes Issuer issued $500.0 million aggregate principal amount of 2031 Senior Notes with interest payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.
(c)On March 5, 2024, the Notes Issuer issued $600.0 million aggregate principal amount of Senior Notes due 2034 (the “2034 Senior Notes”) with interest payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024.
(d)On August 14, 2025, the Notes Issuer issued $500.0 million aggregate principal amount of Senior Notes due 2036 (the “2036 Senior Notes” and, collectively with the 2031 Senior Notes and the 2034 Senior Notes, the “Senior Notes”) with interest payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At June 30, 2026, the Company was in compliance with all covenants under the debt obligations.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	June 30, 2026	December 31, 2025
2034 Senior Notes(a)	$608,382	$627,402
2036 Senior Notes(a)	486,070	499,380
2031 Senior Notes(a)	492,900	—
Subordinated Notes(b)	374,560	397,600
Secured Notes - Tranche A(c)	197,560	198,960
Secured Notes - Tranche B(c)	48,850	49,070
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
During the three and six months ended June 30, 2026 the Company incurred interest expense of $35.3 million and $67.2 million, respectively, on its debt obligations. During the three and six months ended June 30, 2025 the Company incurred interest expense of $24.1 million and $46.5 million respectively, on its debt obligations.
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
As of June 30, 2026 and December 31, 2025, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $1.1 billion and $993.9 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2026 and December 31, 2025, the Company has recognized a valuation allowance of $194.7 million and $141.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future. The Company has recognized valuation allowances against certain foreign tax credits available for use in the United States in the amount of $0.5 million, which are expected to expire unutilized, The Company also recognized a valuation allowance of $0.2 million primarily related to foreign net operating loss carryforwards, as it is more likely than not that this portion of our foreign deferred tax assets is not realizable.
As of June 30, 2026 and December 31, 2025, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $848.2 million and $811.6 million, respectively. As of June 30, 2026 approximately $508.0 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 10 and $340.2 million is attributable to non-affiliates recorded in other liabilities. As of December 31, 2025, approximately $495.1 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 10 and $316.6 million is attributable to non-affiliates recorded in other liabilities. During the six months ended June 30, 2026, certain holders of Common Units exchanged 6,042,619 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Consolidated Financial Statements. During the six months ended June 30, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 10.2% and 8.8% for the three and six months ended June 30, 2026, respectively, and 23.5% and 11.7% for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests, (ii) certain compensation expense that is not tax deductible and (iii) tax benefits related to equity-based compensation windfalls.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and six months ended June 30, 2026, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and six months ended June 30, 2026, there were no material changes to uncertain tax positions. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules. In January 2026, the OECD released Administrative Guidance that introduced new Safe Harbors including one that exempts U.S.-parented multinational groups from various aspects of the GloBE rules. The Company will continue to monitor for legislative changes related to this guidance. As of June 30, 2026, the Company has analyzed enacted legislation and determined that the effects of Pillar Two are not material to the Company’s financial statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Portfolio companies	$88,502	$68,787
Partners and employees	3,169	3,542
Other related entities	195,114	93,239
Unconsolidated VIEs	140,908	408,022
Due from affiliates	$427,693	$573,590

Portfolio companies	$10,625	$18,788
Partners and employees	579,906	579,039
Other related entities	59,433	24,539
Unconsolidated VIEs	36,281	72,266
Due to affiliates	$686,245	$694,632
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the six months ended June 30, 2026, these current and former partners and employees exchanged 3,191,410 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. As of June 30, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $508.0 million and $495.1 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement, of which $19.9 million was paid to related parties.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the six months ended June 30, 2026 and 2025 totaled $134.8 million and $100.4 million, respectively.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Line of Credit Arrangement
On August 26, 2025, TPG Operating Group II, L.P. entered into an unsecured, uncommitted line of credit (the “Line of Credit”) with an affiliate of TPG Private Equity Opportunities (“T-POP”) to provide for up to a maximum aggregate principal amount of $250.0 million. No amount was outstanding on the Line of Credit as of June 30, 2026.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and six months ended June 30, 2026 were $3.0 million and $6.1 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and six months ended June 30, 2025 were $3.2 million and $6.4 million, respectively.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows, and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost(a):
Operating lease cost	$26,496	$22,378	$50,583	$44,924
Short-term lease costs	(31)	371	299	583
Variable lease cost	2,162	2,575	6,750	5,656
Sublease income	(598)	(595)	(1,203)	(1,176)
Total lease cost	$28,029	$24,729	$56,429	$49,987
Weighted-average remaining lease term			12.5	12.5
Weighted-average discount rate			5.57%	5.60%
_________________
(a)Office rent expense for the three and six months ended June 30, 2026 was $26.4 million and $50.3 million, respectively. Office rent expense for the three and six months ended June 30, 2025 was $22.4 million and $45.0 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$21,782	$28,739
Right-of-use assets obtained in exchange for new operating lease liabilities	75,108	393,699
Other non-cash changes in right-of-use assets and operating lease liabilities	(27,989)	(3,604)

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of June 30, 2026 (in thousands):

Year Due	Lease Amount(a)
Remainder of 2026	$(9,623)
2027	85,972
2028	83,378
2029	80,865
2030	75,932
Thereafter	641,283
Total future undiscounted operating lease payments	957,807
Less: imputed interest	(312,860)
Present value of operating lease liabilities	$644,947
_________________
(a)Net of tenant improvement allowances.
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to third-party lending programs that enable certain of our eligible employees to obtain financing for capital contributions into TPG funds. At June 30, 2026, the amounts outstanding related to these guarantees were $115.2 million, and the maximum obligations guaranteed under these agreements is $376.0 million.
Commitments
At June 30, 2026, the TPG Operating Group had unfunded investment commitments of $701.0 million to the investment funds that the Company manages and other strategic investments.
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
At June 30, 2026, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.8 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At June 30, 2026, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,635.8 million.
During the six months ended June 30, 2026, the general partners made no payments on the clawback liability.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Legal Actions and Other Proceedings
From time to time, the Company is involved in legal proceedings, litigation and claims incidental to the conduct of our business, including with respect to acquisitions, bankruptcy, insolvency and other types of proceedings. Such lawsuits may involve claims against our portfolio companies that adversely affect the value of certain investments owned by TPG’s funds. The Company’s business is also subject to extensive regulation, which has and may result in the Company becoming subject to examinations, inquiries and investigations by various U.S. and non-U.S. governmental and regulatory agencies, including the SEC, Department of Justice, state attorneys general, Financial Industry Regulatory Authority and the U.K. Financial Conduct Authority. Such examinations, inquiries and investigations may result in the commencement of civil, criminal or administrative proceedings or fines against the Company or its personnel.
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
Since 2011, a number of TPG-related entities and individuals have been named as defendants/respondents in a series of lawsuits in the United States, United Kingdom, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, have been named in the lawsuits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper. To date, most of the lawsuits have been dismissed, with those dismissals upheld on appeal, or the appeal period has passed. Most recently, in May 2026 the New York Appellate Division dismissed a New York State court case and the deadline to appeal has passed, and in June 2026 the Court of Appeal of Luxembourg rejected the appeal of a District Court case that had been decided in favor of the TPG and Apax-related defendants. Claims filed in 2024 by another group of plaintiffs, similarly situated to those in the other already dismissed cases, remain pending. The Company believes that any remaining claims related to the Hellas investment are without merit and intends to continue to defend them vigorously.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$319,672	$30,111	$196,397	$117,939
Less:
Net income attributable to non-controlling interests	226,246	15,170	104,424	77,605
Net income attributable to Class A Common Stockholders prior to distributions	93,426	14,941	91,973	40,334
Reallocation of earnings to unvested participating restricted stock units(a)	(20,740)	(10,591)	(29,814)	(27,474)
Net income attributable to Class A Common Stockholders - Basic	72,686	4,350	62,159	12,860
Net income (loss) assuming exchange of non-controlling interest	77,890	(24,089)	2,277	(31,526)
Net income (loss) attributable to Class A Common Stockholders - Diluted	$150,576	$(19,739)	$64,436	$(18,666)
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	164,670,334	133,404,634	162,166,694	125,450,638
Exchange of Common Units to Class A Common Stock	220,797,816	236,738,149	222,427,895	244,302,400
Weighted-Average Shares of Common Stock Outstanding - Diluted	385,468,150	370,142,783	384,594,589	369,753,038
Net income (loss) available to Class A common stock per share
Basic	$0.44	$0.03	$0.38	$0.10
Diluted	$0.39	$(0.05)	$0.17	$(0.05)
Dividends declared per share of Class A Common Stock(b)	$0.59	$0.41	$1.20	$0.94
_________________
(a)No undistributed losses were allocated to unvested participating RSUs during the three and six months ended June 30, 2026 and 2025, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The second quarter dividends were declared on August 4, 2026 and are payable on August 28, 2026.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On March 3, 2026, an additional 6,383,349 shares of Class A common stock were registered, increasing the share reserve to 37,744,577, of which 30,533,650 were available to be issued as of June 30, 2026.
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
In conjunction with the acquisition of Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 5.0 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding RSUs for Service Awards as of June 30, 2026 (in millions, including share data):

	Units Outstanding as of June 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2026
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted Stock Units
Ordinary Service Awards	13.2	$61.2	$44.1	$115.2	$86.9	$598.9
Special Purpose Service Awards	7.8	24.9	30.6	55.7	62.7	214.0
Total Service Award RSUs	21.0	$86.1	$74.7	$170.9	$149.6	$812.9
For the six months ended June 30, 2026 and 2025 the Company granted 7.6 million and 3.5 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the six months ended June 30, 2026 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	21.6	$40.10
Granted	7.6	57.83
Vested	(7.9)	36.00
Forfeited	(0.3)	34.37
Balance at June 30, 2026	21.0	48.07
As of June 30, 2026, there was approximately $812.9 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.2 years.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the six months ended June 30, 2026, 0.2 million IPO Executive Market Condition Awards vested.
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
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of June 30, 2026 (in millions, including share data):

	Units Outstanding as of June 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2026
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted Stock Units
Ordinary Performance Condition Awards	0.8	$2.2	$4.6	$5.5	$6.1	$13.8
Special Purpose Market Condition Awards	3.4	5.7	6.1	11.5	17.2	30.1
Total Market and Performance Condition Award RSUs	4.2	$7.9	$10.7	$17.0	$23.3	$43.9
The following table presents the roll forward of the Company’s unvested Special Purpose Market Condition Awards for the six months ended June 30, 2026 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	4.2	$22.49
Granted	—	—
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	—	—
Balance at June 30, 2026	3.4	22.97
As of June 30, 2026, there was approximately $30.1 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.1 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total Restricted Stock Units
For the three and six months ended June 30, 2026, the Company recorded total restricted stock unit compensation expense of $94.0 million and $187.9 million, respectively. For the three and six months ended June 30, 2025, the Company recorded total restricted stock unit compensation expense of $85.4 million and $172.9 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $2.0 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $4.3 million and $8.8 million for the three and six months ended June 30, 2025, respectively.
For the three and six months ended June 30, 2026, the Company had 0.2 million and 8.3 million restricted stock units vest at a fair value of $9.3 million and $539.2 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 139,536 shares of TPG Inc. Class A common stock, net of withholding tax of $3.7 million for the three months ended June 30, 2026 and by issuing 5,024,865 shares of TPG Inc. Class A common stock, net of withholding tax of $211.0 million (excluding vested, but unsettled units) for the six months ended June 30, 2026. For the three and six months ended June 30, and 2025, the Company had 0.1 million and 7.5 million restricted stock units vest at a fair value of $3.6 million and $467.2 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 44,664 shares of TPG Inc. Class A common stock, net of withholding tax of $1.6 million for the three months ended June 30, 2025 and by issuing 4,599,206 shares of TPG Inc. Class A common stock, net of withholding tax of $181.7 million (excluding vested, but unsettled units) for the six months ended June 30, 2025.
The following table summarizes all outstanding restricted stock unit awards as of June 30, 2026 (in millions, including share data):

	Units Outstanding as of June 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2026
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	13.2	$61.2	$44.1	$115.2	$86.9	$598.9
Ordinary Performance Condition Awards	0.8	2.2	4.6	5.5	6.1	13.8

Special Purpose Awards:
Special Purpose Service Awards	7.8	24.9	30.6	55.7	62.7	214.0
Special Purpose Market Condition Awards	3.4	5.7	6.1	11.5	17.2	30.1
Total Restricted Stock Units	25.2	$94.0	$85.4	$187.9	$172.9	$856.8
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
The following table summarizes the outstanding Other Awards as of June 30, 2026 (in millions, including share data):

	Unvested Units/Shares Outstanding as of June 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Six Months Ended,		Unrecognized Compensation Expense as of June 30, 2026
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
TPH and RPH Units
TPH units	16.3	$54.6	$61.1	$113.3	$114.6	$298.7
RPH units	0.1	4.9	8.4	10.6	13.6	26.2
Total TPH and RPH Units	16.4	$59.5	$69.5	$123.9	$128.2	$324.9

Acquisition-Related Common Units and Class A Common Stock
Common Units	30.2	$65.1	$47.7	$150.6	$100.0	$648.8
Class A Common Stock	—	—	—	—	0.4	—
Total Acquisition-Related Common Units and Class A Common Stock	30.2	$65.1	$47.7	$150.6	$100.4	$648.8
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $59.5 million and $123.9 million for the three and six months ended June 30, 2026, respectively. The Company recognized compensation expense of $69.5 million and $128.2 million for the three and six months ended June 30, 2025, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the six months ended June 30, 2026 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	17.3	$29.50	0.1	$457.10
Granted	—	—	—	—
Reallocated	0.8	47.18	—	—
Vested	(1.0)	42.64	—	—
Forfeited	(0.8)	29.68	(0.0)	457.10
Balance at June 30, 2026	16.3	29.55	0.1	457.10
Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of June 30, 2026, there was approximately $324.9 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $298.7 million and $26.2 million, respectively.
Acquisition-Related Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $65.1 million and $150.6 million for the three and six months ended June 30, 2026, respectively. The expense for the three and six months ended June 30, 2025 totaled $47.7 million and $100.4 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the six months ended June 30, 2026 (awards in millions):

	Common Units
	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	31.2	$29.28
Granted	—	—
Reallocated	0.7	45.57
Vested	(0.5)	41.76
Forfeited	(1.2)	25.45
Balance at June 30, 2026	30.2	29.62

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total unrecognized compensation expense related to outstanding unvested awards as of June 30, 2026 was $648.8 million.
Other Liability Classified Awards
As discussed in Note 3, the Company granted Common Unit awards to certain Peppertree Parties in conjunction with the acquisition of Peppertree, which are considered liability-classified awards under ASC 718. The awards require both continuous service over an estimated period of five years and satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2028 and ending on December 31, 2028 and certain fundraising targets. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue and fundraising targets and do not participate in TPG Operating Group distributions before settlement. For the six months ended June 30, 2026, the Company recognized compensation expense of $23.3 million related to these liability-classified awards with a corresponding increase in other liabilities.
In conjunction with the acquisition of Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. During 2025, the Company determined that it is not probable the Company will need to settle the Earnout Payment. Accordingly, the Company has not recognized any compensation expense related to these liability-classified awards since it was determined it was not probable the performance condition will be achieved. For the three and six months ended June 30, 2025, the Company recognized compensation expense of $9.9 million and $19.7 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities.
The fair value of the liability-classified awards discussed above will be remeasured every reporting period and are based on the satisfaction of the respective fee-related revenue and fundraising targets, if applicable. Compensation expense for these awards are recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of June 30, 2026 was $119.5 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized on a straight-line basis over the vesting period as equity-based compensation expense. During the three and six months ended June 30, 2026, the Company recognized $2.8 million and $3.3 million, respectively, of equity-based compensation expense in the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $1.5 million and $2.9 million, respectively, of equity-based compensation expense in the Condensed Consolidated Statements of Operations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock have the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock have no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of June 30, 2026, 159,896,089 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 217,809,708 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
In connection with the Transaction described in Note 4, the Company issued 2,279,109 shares of Class A common stock to a subsidiary of Jackson. The Company determined that the Class A shares issued were not in exchange for a distinct good or service and therefore determined that the shares issued to the customer represent a reduction of transaction price associated with the investment management agreement. Accordingly, the Company recognized the issuance of the Class A shares within other assets on the Company’s Condensed Consolidated Statements of Financial Condition which will be amortized as a reduction of fees and other in the Company’s Condensed Consolidated Statements of Operations.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
August 4, 2026	August 14, 2026	August 28, 2026	0.59
Total 2026 Dividend Year (through Q2 2026)			$1.18

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. For the periods ended June 30, 2026 and December 31, 2025, the following Common Units were exchanged for Class A common stock:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

2026 Exchange(a)
May 29, 2026	6,042,619
_________________
(a)The issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Distributions to holders of non-controlling interests	$23,939	$65,288
Deferred tax assets	76,540	446,633
Due to affiliates	32,486	113,820
Other liabilities	33,534	286,083
Additional paid-in-capital	10,520	46,730
Contributions from holders of other non-controlling interests	85,299	67,449
Distributions in-kind to holders of other non-controlling interests	—	29,925
Deconsolidation of previously consolidated entities	804,839	20,208
Shares issued in connection with Jackson Transaction	113,203	—
16. Subsequent Events
Other than the events noted in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since June 30, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our historical financial statements and the related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those identified below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and “Item 1A.—Risk Factors” and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026. We assume no obligation to update any of these forward-looking statements.
Overview
TPG is a leading global alternative asset manager with $326.8 billion in assets under management (“AUM”) as of June 30, 2026. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
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
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 450 active portfolio companies, approximately 300 real estate properties and over 6,500 credit positions, across more than 33 countries.
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

	Capital	Growth	Impact	Credit	Real Estate		Market Solutions
Platforms	Focused on large scale, control / co-control and thematic investments	Flexible investing platform focused on rapidly growing businesses	Leading global impact investing platform pursuing societal benefits & financial returns at scale	Diversified solutions across a wide range of credit opportunities	Multi-product, diversified real estate investing platform		Platform focused on leveraging the TPG ecosystem to address market opportunities
	$94.1 billion AUM	$34.6 billion AUM	$34.9 billion AUM	$101.2 billion AUM	$41.9 billion AUM		$20.1 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG Credit Solutions	TREP	TPG AG U.S. Real Estate	TPG GP Solutions
	TPG Healthcare Partners	TPG Tech Adjacencies	TPG Rise Climate	TPG Direct Lending	TRECO	TPG AG Europe Real Estate	TPG NewQuest
	TPG Asia	TPG Life Sciences Innovations	TRC Transition Infrastructure	TPG Asset Based Finance	TRTX	TPG Asia Real Estate	TPG Peppertree
		TPG Emerging Companies Asia	TRC Global South Initiative	TPG CLOs	TAC+	TPG Net Lease	TPG Private Equity Opportunities
		TPG Sports	TPG NEXT	TPG Multi-Asset Credit
_________________
Note: AUM as of June 30, 2026.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Healthcare Partners and (3) TPG Asia.
The following table presents certain data about our Capital platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$94	$46	10	$20
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $60.7 billion in assets under management as of June 30, 2026. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Healthcare Partners
We established TPG Healthcare Partners (“THP”) in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $23.6 billion in assets under management as of June 30, 2026. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
The following table presents certain data about our Growth platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$35	$17	11	$7
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $21.2 billion in assets under management as of June 30, 2026. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies (“TTAD”), with $10.1 billion in assets under management as of June 30, 2026, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
The following table presents certain data about our Impact platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$35	$22	10	$10
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $10.9 billion in assets under management as of June 30, 2026. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $17.1 billion in total commitments. Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials and adaptive solutions, all without sacrificing our focus on financial returns. Rise Climate has a global focus and invests opportunistically across buyouts, carve-outs and growth equity transactions.
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
The following table presents certain data about our Credit platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$101	$57	96	$22
Product: TPG Credit Solutions
TPG Credit Solutions, with $21.9 billion in assets under management as of June 30, 2026, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG Direct Lending
TPG Direct Lending focuses on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seeks to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25.0 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG Direct Lending includes the TPG AG Middle Market Direct Lending (“MMDL”) closed-end fund series and evergreen vehicle, SMAs, TPG Advantage Direct Lending (“ADL”), as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of June 30, 2026, TPG Direct Lending had $36.1 billion in assets under management.

Product: TPG Asset Based Finance
TPG Asset Based Finance focuses on investment-grade asset-based finance and direct lending, with opportunities to expand through additional strategies over time. TPG Asset Based Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, SMAs and TPG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of June 30, 2026, TPG Asset Based Finance had $32.0 billion in assets under management.
Product: TPG CLOs
TPG CLOs, with $8.7 billion in assets under management as of June 30, 2026, invest predominantly in non-investment grade senior secured bank loans. TPG CLOs investment team consists of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to TPG CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG Multi-Asset Credit
TPG Multi-Asset Credit, with $2.5 billion in assets under management as of June 30, 2026, invests across the breadth of Credit, with a geographic focus in the United States and Western Europe. TPG Multi-Asset Credit offers actively managed co-mingled funds, including the Super Fund, which changed its name to Dynamic Credit Income Fund, effective January 1, 2026, in addition to bespoke vehicles and various multi-strategy credit funds-of-one. These funds invest in public and private investment opportunities sourced from across Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG Multi-Asset Credit funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our Real Estate platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$42	$27	35	$13
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $12.0 billion in assets under management as of June 30, 2026, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.

Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $4.0 billion in assets under management as of June 30, 2026, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $5.7 billion in assets under management as of June 30, 2026, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.9 billion in assets under management as of June 30, 2026, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG Asia Real Estate
TPG Asia Real Estate, with $6.3 billion in assets under management as of June 30, 2026, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG Net Lease
TPG Net Lease, with $2.3 billion in assets under management as of June 30, 2026, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of June 30, 2026, the TRTX loan investment portfolio consisted of 52 first mortgage loans (or interests therein) and total loan commitments of $4.5 billion.
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

Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of June 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$20	$12	16	$4
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
NewQuest Capital
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.1 billion in assets under management as of June 30, 2026, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $3.9 billion in assets under management as of June 30, 2026, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP accepts fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June 2025 and as of June 30, 2026, had $2.3 billion in assets under management.
Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree specializes in investing in wireless communication towers within the digital infrastructure space. With $8.9 billion in assets under management as of June 30, 2026, TPG Peppertree has made more than 180 investments through ten flagship funds, supporting the construction and acquisition of more than 11,000 wireless communication infrastructure assets.

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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three and six months ended June 30, 2026, our capital markets business drove $113.1 million and $196.3 million in transaction revenue, respectively. During the three and six months ended June 30, 2025, our capital markets business drove $47.1 million and $108.6 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
The second quarter of 2026 was characterized by a pivot from the defensive orientation of the prior quarter toward a broad-based risk-on environment. Market momentum was driven by a recovery in the technology sector following AI-related volatility in the first quarter and the de-escalation of the Middle East conflict as strong corporate earnings demonstrated durable growth. Despite the Federal Reserve adopting a more hawkish stance, market participants signaled confidence in global economic resilience while remaining mindful of persistent risks.
Global equities staged a powerful advance with major indices recovering the losses sustained in the first three months of the year. Domestic markets reached record highs fueled by strong momentum in growth oriented and small cap segments. The Nasdaq Composite and Russell 2000 gained 21.4% and 21.2%, respectively, for the quarter, while the S&P 500 and Dow Jones Industrial Average rose 14.9% and 12.9%, respectively.
Sector performance diverged sharply as investors rotated aggressively back into technology and technology-adjacent themes. The Technology sector was the primary driver of the rally with a gain of 31.8% for the quarter. This was highlighted by the S&P 500 Semiconductor & Equipment industry group, which rose 46.9% during the period. Conversely, Energy was the worst performing sector with a decline of 13.4% as oil prices fell from Iran war-induced peaks in the first quarter. Other notable sector moves included Industrials, which rose 14.9%, and Consumer Discretionary, which rose 9.3%. Utilities and consumer staples lagged with returns of (0.5%) and 0.3%, respectively. International markets also demonstrated robust momentum as the MSCI Asia Pacific Index rose 21.0% and the MSCI World Index increased by 13.3%. The MSCI Europe Index advanced 10.5%.
Macroeconomic indicators reflected an environment of persistent but stabilizing inflationary pressures. The Consumer Price Index showed prices rose approximately 4.2% year-over-year in the quarter, remaining persistently above the Federal Reserve’s 2% target. Prices were impacted by the flow-through of increased energy and gas prices brought on by tensions in the Middle East; however, core inflation, which excludes food and energy prices, cooled year-over-year. The labor market remained tight but balanced, with the unemployment rate at 4.2% to 4.3% [through June] and monthly job gains consistent with recent trends. Consequently, the Federal Reserve maintained the target range for the federal funds rate at 3.50% to 3.75%. The Board of Governors of the Federal Reserve System (the “Fed”) maintained a hawkish pause as it signaled rate cuts remain unlikely for the remainder of 2026.

United States Treasury yields rose across the curve in the second quarter, with shorter-term maturities seeing the most significant increases. The 2-Month yield rose 40 basis points, and the 1-Year yield increased 32 basis points quarter over quarter. Intermediate and long-term rates saw more tempered adjustments with the 10-Year yield rising 15 basis points and the 30-Year yield increasing by 4 basis points.
In corporate credit markets, both U.S. and European high yield generated positive performance in the second quarter of 2026. According to J.P. Morgan data, U.S. high yield returned 2.5% and the European market returned 3.9% during the three-month period. In the United States, high yield bond spreads tightened by 49 basis points during the quarter to 306 basis points compared to 355 at the start of the quarter. In Europe, high yield spreads tightened by 62 basis points during the quarter to 350 basis points, down from 412 at the beginning of the quarter. The high yield default rate, measured on a trailing twelve-month basis, increased from 2.1% to 2.7% in the United States and significantly decreased from 3.1% to 1.9% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index returned 2.02%, and the J.P. Morgan European Leveraged Loan Index posted returned (0.95%) for the second quarter of 2026. The U.S. Leveraged Loan Index ended the quarter at a yield of 8.99% and 499 basis point spread, while the European Leverage Loan Index ended the quarter at a yield of 7.99% and 529 basis point spread.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 43% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of June 30, 2026. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Fees and other	$704,969	$569,074	$1,324,991	$1,112,529
Capital allocation-based income	1,136,455	351,463	1,016,439	842,884
Total revenues	1,841,424	920,537	2,341,430	1,955,413
Expenses
Compensation and benefits:
Cash-based compensation and benefits	237,025	208,621	474,213	432,191
Equity-based compensation	231,730	209,622	486,866	415,454
Performance allocation compensation	776,665	233,437	710,517	532,142
Total compensation and benefits	1,245,420	651,680	1,671,596	1,379,787
General, administrative and other	174,357	182,335	322,298	346,646
Depreciation and amortization	41,342	30,808	83,093	62,190
Interest expense	36,219	25,308	68,957	49,368
Total expenses	1,497,338	890,131	2,145,944	1,837,991
Investment income (loss)
Net losses from investment activities	(9,053)	(791)	(10,184)	(2,878)
Interest, dividends and other	20,981	9,722	29,989	18,970
Total investment income	11,928	8,931	19,805	16,092
Income before income taxes	356,014	39,337	215,291	133,514
Income tax expense	36,342	9,226	18,894	15,575
Net income	319,672	30,111	196,397	117,939
Net income attributable to non-controlling interests	226,246	15,170	104,424	77,605
Net income attributable to TPG Inc.	$93,426	$14,941	$91,973	$40,334

Net income (loss) per share data:
Net income (loss) available to Class A common stock per share
Basic	$0.44	$0.03	$0.38	$0.10
Diluted	$0.39	$(0.05)	$0.17	$(0.05)
Weighted-average shares of Class A common stock outstanding
Basic	164,670,334	133,404,634	162,166,694	125,450,638
Diluted	385,468,150	370,142,783	384,594,589	369,753,038

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues
Revenues consisted of the following for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	%

	($ in thousands)
Management fees	$522,704	$452,531	$70,173	16%
Transaction, monitoring and other fees	113,107	47,131	65,976	140%
Expense reimbursements and other	69,158	69,412	(254)	—%
Total fees and other	704,969	569,074	135,895	24%
Performance allocations	1,113,115	335,789	777,326	231%
Capital interests	23,340	15,674	7,666	49%
Total capital allocation-based income	1,136,455	351,463	784,992	223%
Total revenues	$1,841,424	$920,537	$920,887	100%
Fees and other revenues increased $135.9 million, or 24%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change resulted primarily from a $70.2 million increase in management fees and a $66.0 million increase in transaction, monitoring and other fees.
Management Fees. The $70.2 million increase in management fees during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is attributable to:
•an increase of $37.2 million from our Capital platform primarily driven by management fees from TPG X, which was activated in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•a decrease of $32.3 million from our Growth platform primarily due to catch-up fees earned from Growth VI during the three months ended June 30, 2025, partially offset by management fees earned from TECA resulting from new capital raised during the three months ended June 30, 2026;
•an increase of $19.6 million from our Impact platform primarily due to catch-up fees earned from Rise Climate II and Rise Climate TI during the three months ended June 30, 2026;
•an increase of $17.9 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V and ABC Fund II as a result of new investments. These increases were partially offset by a decline in fee-earning AUM within MMDL III;
•a decrease of $0.3 million from our Real Estate platform; and
•an increase of $27.5 million from our Market Solutions platform primarily driven by the addition of management fees from TPG Peppertree, which was acquired in July 2025, and the activation of TGS II in the third quarter of 2025. The increase was further driven by the launch of T-POP in June 2025.
Catch-up management fees totaled $33.1 million during the three months ended June 30, 2026 and primarily consisted of $13.2 million for Rise Climate II, $9.3 million for TPG X and $4.2 million for Rise Climate TI.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $66.0 million, or 140%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by capital markets activity among our portfolio companies involving our broker-dealer within our Market Solutions platform.
Expense Reimbursements and Other. Expense reimbursements and other decreased $0.3 million, or 0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a reduction in reimbursements from TPG funds.

Performance Allocations. Performance allocations increased $777.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Realized performance allocation gains for the three months ended June 30, 2026 and 2025 totaled $189.9 million and $438.6 million, respectively. Unrealized performance allocation gains for the three months ended June 30, 2026 totaled $923.2 million. Unrealized performance allocation losses for three months ended June 30, 2025 totaled $102.8 million.
The table below highlights performance allocations for the three months ended June 30, 2026 and 2025, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended June 30,
	2026	2025	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$468,168	$202,496	$265,672	131%
Growth(1)	168,155	(1,431)	169,586	NM
Impact	198,491	54,037	144,454	267%
Credit	149,792	56,540	93,252	165%
Real Estate	105,966	(46,568)	152,534	328%
Market Solutions	22,640	61,043	(38,403)	(63)%
Total TPG Operating Group Shared:	$1,113,212	$326,117	$787,095	241%
TPG Operating Group Excluded:
Capital	$(1,252)	$4,366	$(5,618)	(129)%
Growth	1,280	4,763	(3,483)	(73)%
Real Estate	(125)	543	(668)	(123)%
Total TPG Operating Group Excluded(2)	(97)	9,672	(9,769)	(101)%
Total Performance Allocations	$1,113,115	$335,789	$777,326	231%
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
The $777.3 million increase in performance allocation during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is attributable to:
•income of $468.2 million from our Capital platform for the three months ended June 30, 2026 was primarily driven by income of $165.4 million from TPG IX, $116.6 million from TPG VIII, $77.7 million from TPG X, $43.2 million from THP I and $31.5 million from Asia VIII. Performance allocation income for the three months ended June 30, 2025 was largely driven by income of $80.0 million from TPG IX, $46.3 million from Asia VII and $45.5 million from TPG VIII, partially offset by losses of $16.9 million from THP I;
•income of $168.2 million from our Growth platform for the three months ended June 30, 2026 was primarily driven by income of $92.4 million from TTAD II, $43.1 million from TTAD III and $26.1 million from Growth VI, partially offset by losses of $35.1 million from TTAD I. Performance allocation losses for the three months ended June 30, 2025 were primarily driven by losses of $36.2 million from Growth III, partially offset by income of $20.8 million from TTAD II, $8.4 million from Growth IV and $2.8 million from TTAD I;

•income of $198.5 million from our Impact platform for the three months ended June 30, 2026 was primarily driven by income of $88.6 million from Rise Climate I, $54.6 million from Rise III and $43.7 million from Rise I. Performance allocation income for the three months ended June 30, 2025 was primarily driven by income of $39.3 million from Rise III and $26.1 million from Rise Climate I, partially offset by losses of $10.9 million from Rise I;
•income of $149.8 million from our Credit platform for the three months ended June 30, 2026 was primarily driven by income of $34.6 million from Credit Solutions III, $14.9 million from MVP, $13.7 million from Credit Solutions II and $11.4 million from MMDL V. Performance allocation income for the three months ended June 30, 2025 was primarily driven by income of $11.5 million from MVP Fund, $8.4 million from MMDL V, $5.9 million from MMDL IV, $4.8 million from Credit Solutions II and $4.5 million from Essential Housing III;
•income of $106.0 million from our Real Estate platform for the three months ended June 30, 2026 was primarily driven by income of $51.0 million from TREP IV, $20.4 million from Net Lease IV and $16.8 million from Realty XI. Performance allocation losses for the three months ended June 30, 2025 was largely driven by losses of $22.3 million primarily from TREP III, $16.8 million from Asia Realty IV and $7.2 million from Realty VIII, which were partially offset by net gains of $7.0 million from Net Lease Realty III; and
•income of $22.6 million from our Market Solutions platform for the three months ended June 30, 2026 was primarily driven by income of $19.4 million from the T-POP strategy and $5.0 million from Peppertree Fund VIII, partially offset by losses of $8.9 million from NewQuest IV. Performance allocation income for the three months ended June 30, 2025 was primarily driven by net gains of $53.3 million from NewQuest IV and $10.5 million from TPEP.
•TPG Operating Group Excluded entities generated losses of $0.1 million during the three months ended June 30, 2026 compared to income of $9.7 million during the three months ended June 30, 2025. Performance allocation income for three months ended June 30, 2025 was primarily driven by gains of $3.8 million from Asia V from our Capital platform and $2.1 million from Growth II from our Growth platform.
As of June 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $7.6 billion. As of June 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.
Capital Interests. Capital interests income increased $7.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily attributable to gains from our investments in TPG X and TPG IX, which were partially offset by losses on our investments in TPG VII during the three months ended June 30, 2026. During the three months ended June 30, 2025, we recognized losses on our investments in Growth III, NewQuest III, Asia VI and Rise I, which were partially offset by gains from our investments in TPG IX, Asia VII and Rise III.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $28.4 million, or 14%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher salary and benefit costs resulting from an increase in headcount to support our growth.
Equity-Based Compensation. Equity-based compensation expense increased $22.1 million, or 11%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily attributable to an increase in compensatory Common Units granted on July 1, 2025 to certain TPG Peppertree partners, as described in Note 14 to the Condensed Consolidated Financial Statements.

Performance Allocation Compensation. Performance allocation compensation increased $543.2 million, or 233%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses decreased $8.0 million, or 4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily attributable to lower professional expenses.
Depreciation and Amortization. Depreciation and amortization increased $10.5 million, or 34%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to the amortization of intangible assets resulting from the Peppertree Acquisition in July 2025.
Interest Expense. Interest expense increased $10.9 million, or 43%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Net Losses from Investment Activities. Net losses from investment activities were $9.1 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. This change was primarily attributable to a decrease in the fair value of common stock held in Jackson during the three months ended June 30, 2026.
Interest, Dividends and Other. Interest, dividends and other increased $11.3 million, or 116%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by a change in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased $27.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in net income attributable to TPG Inc. for the period ended June 30, 2026.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues
Revenues consisted of the following for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change	%

	($ in thousands)
Management fees	$1,002,133	$871,482	$130,651	15%
Transaction, monitoring and other fees	196,302	108,644	87,658	81%
Expense reimbursements and other	126,556	132,403	(5,847)	(4)%
Total fees and other	1,324,991	1,112,529	212,462	19%
Performance allocations	974,724	786,349	188,375	24%
Capital interests	41,715	56,535	(14,820)	(26)%
Total capital allocation-based income	1,016,439	842,884	173,555	21%
Total revenues	$2,341,430	$1,955,413	$386,017	20%
Fees and other revenues
Fees and other revenues increased $212.5 million, or 19%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change resulted from a $130.7 million increase in management fees and a $87.7 million increase in transaction, monitoring and other fees, partially offset by a $5.8 million decrease in expense reimbursements and other.

Management Fees. The $130.7 million increase in management fees during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is attributable to:
•an increase of $61.1 million from our Capital platform primarily due to fees earned from TPG X, which was activated during the third quarter of 2025, partially offset by a step-down in fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025 and a reduction in the fee basis of TPG VII resulting from the realization of portfolio investments;
•a decrease of $29.1 million from our Growth platform primarily due to catch-up fees earned from Growth VI during the six months ended June 30, 2025, partially offset by management fees earned from TECA resulting from new capital raised during the six months ended June 30, 2026;
•an increase of $28.7 million from our Impact platform primarily due to fees earned from Rise IV following its activation in the first quarter of 2026 and catch-up fees earned from Rise Climate II and Rise Climate TI during the six months ended June 30, 2026;
•an increase of $32.5 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, ABC Fund II, ABC Evergreen and MMDL V as a result of new investments. These were partially offset by a reduction in fee basis from MMDL III resulting from the realization of portfolio investments;
•a decrease of $11.4 million from our Real Estate platform primarily due to catch-up fees earned from Europe Realty IV during the six months ended June 30, 2025; and
•an increase of $49.5 million from our Market Solutions platform primarily due to additional management fees from TPG Peppertree due to the acquisition in July 2025 and TGS II following its activation in the third quarter of 2025. The increase was further driven by the launch of T-POP in June 2025.
Catch-up fees totaled $32.5 million during the six months ended June 30, 2026 and primarily consisted of $14.8 million for Rise Climate II, $9.6 million for TPG X and $3.7 million for Rise Climate TI.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $87.7 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily driven by capital markets activity among our portfolio companies involving our broker-dealer within our Market Solutions platform.
Expense Reimbursements and Other. Expense reimbursements and other decreased by $5.8 million, or 4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a reduction in reimbursements from TPG funds.
Capital allocation-based income
Capital allocation-based income increased $173.6 million, or 21%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change resulted from a $188.4 million increase in performance allocations, which was partially offset by a $14.8 million decrease in capital interests income.
Performance Allocations. Performance allocations increased $188.4 million, or 24%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Realized performance allocation gains for the six months ended June 30, 2026 and 2025 totaled $513.3 million and $651.9 million, respectively. Unrealized performance allocation gains for the six months ended June 30, 2026 and 2025 totaled $461.4 million and $134.4 million, respectively.
The table below highlights performance allocations for the six months ended June 30, 2026 and 2025, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Six Months Ended June 30,
	2026	2025	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$199,521	$444,405	$(244,884)	(55)%
Growth(1)	80,546	46,271	34,275	74%
Impact	164,168	69,605	94,563	136%
Credit	237,839	125,289	112,550	90%
Real Estate	255,789	9,585	246,204	NM
Market Solutions	38,062	52,683	(14,621)	(28)%
Total TPG Operating Group Shared:	$975,925	$747,838	$228,087	30%
TPG Operating Group Excluded:
Capital	$1,002	$6,345	$(5,343)	(84)%
Growth	(524)	31,257	(31,781)	(102)%
Real Estate	(1,679)	909	(2,588)	(285)%
Total TPG Operating Group Excluded(2)	(1,201)	38,511	(39,712)	(103)%
Total Performance Allocations	$974,724	$786,349	$188,375	24%
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
The $188.4 million increase in performance allocations during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is attributable to:
•income of $199.5 million from our Capital platform for the six months ended June 30, 2026 was primarily driven by income of $86.7 million from TPG IX, $82.3 million from TPG X, $24.3 million from Asia VIII and $22.2 million from THP I, partially offset by losses of $32.5 million from TPG VIII and $20.0 million from TPG VII. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $190.7 million from TPG IX, $113.4 million from Asia VII, $62.1 million from Asia VIII and $57.7 million from THP II, partially offset by losses of $32.3 million from THP I and $10.8 million from Asia VI;
•income of $80.5 million from our Growth platform for the six months ended June 30, 2026 was primarily driven by income of $90.2 million from TTAD II, $49.5 million from TTAD III and $24.6 million from TPG Atlas, partially offset by losses of $48.6 million from TTAD I, $43.4 million from Growth V and $37.4 million from Growth IV. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $25.6 million from TTAD II, $20.9 million from Growth IV and $19.5 million from Growth V, partially offset by losses of $41.4 million from Growth III;
•income of $164.2 million from our Impact platform for the six months ended June 30, 2026 was primarily driven by income of $100.2 million from Rise Climate I and $73.7 million from Rise III, partially offset by losses of $5.6 million from Rise II. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $57.4 million from Rise III, $33.4 million from Rise Climate and $6.3 million from Rise II, partially offset by losses of $27.5 million from Rise I;
•income of $237.8 million from our Credit platform for the six months ended June 30, 2026 was primarily driven by income of $57.6 million from Credit Solutions III, $31.0 million from Credit Solutions II, $24.1 million from MVP and $22.2 million from MMDL V Fund. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $26.3 million from MVP Fund, $15.1 million from MMDL V, $9.5 million from MMDL IV, $12.7 million from Credit Solutions II and $7.3 million from Essential Housing II;
•income of $255.8 million from our Real Estate platform for the six months ended June 30, 2026 was primarily driven by income of $156.8 million from TREP IV, $35.7 million from Asia Realty V, $25.7 million from Realty XI and $19.2 million from TREP III, which were partially offset by losses of $4.6 million from Realty VIII and $2.6 million from Japan Value. Performance allocation income for the six months ended June 30, 2025 was primarily driven by by income of $85.2 million from TREP III, which was partially offset by losses of $35.3 million from Realty X, $27.9 million from Asia Realty IV and $7.4 million from Realty VIII; and
•income of $38.1 million from our Market Solutions platform during the six months ended June 30, 2026 was primarily driven by income of $24.5 million from the T-POP strategy and $16.2 million from TGS I. Performance allocation income for the six months ended June 30, 2025 was primarily driven by $40.1 million of income from NewQuest IV and $11.9 million from TPEP.
•TPG Operating Group Excluded entities generated losses of $1.2 million during the six months ended June 30, 2026 compared to income of $38.5 million during the six months ended June 30, 2025. Performance allocation losses for the six months ended June 30, 2026 were primarily driven by losses of $1.9 million from Growth II from our Growth platform and $1.7 million from TREP II from our Real Estate platform, partially offset by income of $1.3 million from Asia V from our Capital platform. Performance allocation income for the six months ended June 30, 2025 was primarily driven by income of $11.2 million from Biotech III, $9.3 million from Gator and $9.0 million from Growth II from our Growth platform and $3.2 million from Asia V from our Capital platform.
As of June 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group shared TPG general partner entities totaled $7.6 billion. As of June 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.
Capital Interests. Capital interests income decreased $14.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily attributable to losses from our investments in TPG VII and Asia VII, partially offset by gains from our investments in TPG X and TGS I during the six months ended June 30, 2026. During the six months ended June 30, 2025, we recognized gains on our investments in TPG IX, Asia VII, Rise III, Asia VIII and THP II, partially offset by losses from our investment in Growth III, Rise I, NewQuest III and THP I.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $42.0 million, or 10%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulting from an increase in headcount to support our growth.
Equity-Based Compensation. Equity-based compensation expense increased $71.4 million, or 17%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily attributable to an increase in compensatory Common Unit grants to certain TPG Peppertree partners, as described in Note 14 to the Condensed Consolidated Financial Statements.
Performance Allocation Compensation. Performance allocation compensation increased $178.4 million, or 34%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily attributable to the increase in performance allocations that drives compensation attributable to our partners and professionals.
General, Administrative and Other. General and administrative expenses decreased $24.3 million, or 7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily attributable to lower professional expenses.

Depreciation and Amortization. Depreciation and amortization increased $20.9 million, or 34%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to the amortization of intangible assets resulting from the acquisition of Peppertree in July 2025.
Interest Expense. Interest expense increased $19.6 million, or 40%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily attributable to higher average debt outstanding throughout the year.
Net Losses from Investment Activities. Net losses from investment activities totaled $10.2 million for the six months ended June 30, 2026 compared to net losses of $2.9 million for the six months ended June 30, 2025. This change was primarily attributable to a decrease in the fair value of common stock held in Jackson during the six months ended June 30, 2026.
Interest, Dividends and Other. Interest, dividends and other increased $11.0 million, or 58%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by a change in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased by $3.3 million, or 21%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in income attributable to TPG Inc.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	June 30, 2026	December 31, 2025

	($ in thousands)
Assets
Cash and cash equivalents	$944,663	$826,105
Investments	9,625,886	9,211,816
Due from affiliates	427,693	573,590
Intangible assets and goodwill	1,085,773	1,158,027
Right-of-use assets	566,441	552,254
Deferred tax assets	929,788	860,676
Other assets	447,650	310,467
Total assets	$14,027,894	$13,492,935

Liabilities and Equity
Debt obligations	$2,343,695	$1,722,547
Due to affiliates	686,245	694,632
Accrued performance allocation compensation	5,631,012	5,399,750
Operating lease liabilities	644,947	604,593
Other liabilities	979,760	935,038
Total liabilities	10,285,659	9,356,560

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (166,502,052 and 153,113,961 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	166	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (217,809,708 and 224,331,812 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	218	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,642,331	1,476,444
Accumulated deficit	(406,304)	(291,604)
Accumulated other comprehensive income, net of tax	(370)	—
Non-controlling interests	2,506,194	2,951,158
Total equity	3,742,235	4,136,375
Total liabilities and equity	$14,027,894	$13,492,935
Investments increased $414.1 million during the six months ended June 30, 2026 primarily due to purchases of investments of $1,088.3 million and net capital allocation-based income of $1,016.4 million, partially offset by proceeds of $1,001.6 million and deconsolidation activity of $804.8 million.
Other assets increased $137.2 million during the six months ended June 30, 2026 primarily related to the issuance of Class A common stock to a subsidiary of Jackson as described in Note 15.
Debt obligations increased $621.1 million during the six months ended June 30, 2026 primarily due to the issuance of the 2031 Senior Notes and outstanding borrowings on the Senior Unsecured Revolving Credit Facility.
Accrued performance allocation compensation increased $231.3 million for the six months ended June 30, 2026, primarily attributable to net increases in performance fee compensation expense of $710.5 million and settlements of performance allocation compensation of $477.8 million during the six months ended June 30, 2026.

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
The following table sets forth our total FRE and DE for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
Management fees	$516,853	$450,463	$991,972	$863,623
Fee-related performance revenues	8,950	6,768	17,155	12,969
Transaction, monitoring and other fees, net	102,389	37,888	176,245	94,791
Fee-Related Revenues	628,192	495,119	1,185,372	971,383
Cash-based compensation and benefits, net	206,083	174,345	414,395	367,894
Fee-related performance compensation	4,475	3,384	8,578	6,484
Operating expenses, net	102,987	97,873	200,859	195,926
Fee-Related Expenses	313,545	275,602	623,832	570,304
Fee-Related Earnings	314,647	219,517	561,540	401,079
Realized performance allocations, net	35,357	87,037	103,102	126,658
Realized investment income and other, net	(17,813)	(5,716)	(4,971)	(9,678)
Depreciation expense	(5,917)	(5,157)	(11,536)	(10,107)
Interest expense, net	(29,800)	(17,205)	(55,710)	(31,697)
Distributable Earnings	296,474	278,476	592,425	476,255
Income taxes	(16,229)	(10,186)	(30,550)	(21,229)
After-Tax Distributable Earnings	$280,245	$268,290	$561,875	$455,026
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Fee-Related Revenues
Fee-related revenues increased $133.1 million, or 27%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily due to additional management fees of $66.4 million and an increase in transaction, monitoring and other fees, net of $64.5 million.

Management Fees
The following table presents management fees in our platforms for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$145,407	$113,804
Growth	55,896	88,215
Impact	88,067	66,438
Credit	102,525	81,603
Real Estate	84,592	85,672
Market Solutions	40,366	14,731
Total Management Fees	$516,853	$450,463
The $66.4 million increase in management fees during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is attributable to:
•an increase of $31.6 million from our Capital platform primarily driven by management fees from TPG X, which was activated in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•a decrease of $32.3 million from our Growth platform primarily due to catch-up fees earned from Growth VI during the three months ended June 30, 2025, partially offset by management fees earned from TECA resulting from new capital raised during the three months ended June 30, 2026;
•an increase of $21.6 million from our Impact platform primarily due to catch-up fees earned from Rise Climate II and Rise Climate TI during the three months ended June 30, 2026;
•an increase of $20.9 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V and ABC Fund II as a result of new investments. These increases were partially offset by a decline in fee-earning AUM within MMDL III;
•a decrease of $1.1 million from our Real Estate platform primarily driven by the decrease in the fee basis of Net Lease Realty III; and
•an increase of $25.6 million from our Market Solutions platform primarily driven by the addition of management fees from TPG Peppertree which was acquired in July 2025 and TGS II following its activation in the third quarter of 2025.
Catch-up fees totaled $33.1 million during the three months ended June 30, 2026 and primarily consisted of $13.2 million for Rise Climate II, $9.3 million for TPG X and $4.2 million for Rise Climate TI.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Credit	$8,950	$6,768
Total Fee-Related Performance Revenues	$8,950	$6,768
Fee-related performance revenues increased $2.2 million, or 32%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to higher incentive fees from TCAP.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$1,340	$1,581
Growth	574	344
Impact	1,986	2,042
Credit	3,277	1,645
Real Estate	196	1,521
Market Solutions	92,321	27,702
Subtotal	99,694	34,835
Other Income	2,695	3,053
Total Transaction, Monitoring and Other Fees, Net	$102,389	$37,888
Transaction, monitoring and other fees, net increased $64.5 million, or 170%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily driven by our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Fee-Related Expenses
Fee-related expenses increased $37.9 million, or 14%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to an increase in cash-based compensation and benefits, net of $31.7 million and an increase in operating expenses, net of $5.1 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Salaries	$97,961	$93,213
Bonuses	83,266	76,138
Benefits and other	49,928	33,934
Reimbursements	(25,072)	(28,940)
Total Cash-Based Compensation and Benefits, Net	$206,083	$174,345
Total cash-based compensation and benefits, net increased $31.7 million, or 18%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher salary and benefit costs resulting from an increase in headcount to support our growth.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Credit	$4,475	$3,384
Total Fee-related Performance Compensation	$4,475	$3,384
Total fee-related performance compensation increased $1.1 million, or 32%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drive compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $5.1 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was primarily due to an increase in professional fees and travel expenses.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$4,900	$31,124
Growth	19,217	42,742
Impact	—	15
Credit	7,879	12,154
Real Estate	3,361	1,002
Total Realized Performance Allocations, Net	$35,357	$87,037
Realized performance allocations, net of $35.4 million for the three months ended June 30, 2026 were generated primarily from realizations of $4.9 million from TPG VII in the Capital platform, $18.1 million from TDM in the Growth platform, $2.1 million from MMDL V in the Credit platform and $3.4 million from Net Lease Realty III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Life Time Group Holdings and Infinidat.
Realized performance allocations, net of $87.0 million for the three months ended June 30, 2025 were generated from realizations of $31.1 million from TPG VII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $3.9 million from Credit Solutions II and $1.3 million from MMDL V in the Credit platform. The activity consisted of realizations sourced from portfolio companies including Crunch Fitness and Viking Cruises.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Investments	$5,877	$21,445
Non-core expense	(23,690)	(27,161)
Total Realized Investment Income and Other, Net	$(17,813)	$(5,716)
The change in realized investment income and other, net of $12.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily due to a decrease in realizations from certain investments, partially offset by a decrease in our non-core expense. Our non-core activity includes expenses of $13.8 million related to our unoccupied lease space and $4.7 million related to strategic transaction and integration activity for the three months ended June 30, 2026.
Depreciation
Depreciation expense increased $0.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Interest Expense, Net
The following table presents interest expense, net for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

	($ in thousands)
Interest expense	$36,220	$25,320
Interest (income)	(6,420)	(8,115)
Interest Expense, Net	$29,800	$17,205
Interest expense, net increased $12.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase in FRE, partially offset by a decrease in realized performance allocations, net and an increase in interest expense, net.
Income Taxes
Income taxes increased $6.0 million, or 59%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to increases in the current payable under the Tax Receivable Agreement and local statutory taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Fee-Related Revenues
Fee-related revenues increased $214.0 million, or 22%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to additional management fees of $128.3 million and an increase in transaction, monitoring and other fees, net of $81.5 million.
Management Fees
The following table presents management fees in our platforms for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$281,610	$225,378
Growth	103,611	132,740
Impact	161,081	130,117
Credit	199,638	164,368
Real Estate	167,802	180,413
Market Solutions	78,230	30,607
Total Management Fees	$991,972	$863,623
The $128.3 million increase in management fees during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is attributable to:
•an increase of $56.2 million from our Capital platform primarily due to fees earned from TPG X, which was activated during the third quarter of 2025, partially offset by a step-down in fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025 and a reduction in the fee basis of TPG VII resulting from the realization of portfolio investments;
•a decrease of $29.1 million from our Growth platform primarily due to catch-up fees earned from Growth VI during the six months ended June 30, 2025, partially offset by management fees earned from TECA resulting from new capital raised during the six months ended June 30, 2026;
•an increase of $31.0 million from our Impact platform primarily due to catch-up fees earned from Rise Climate II and Rise Climate TI during the six months ended June 30, 2026;
•an increase of $35.3 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, ABC Fund II, ABC Evergreen and MMDL V as a result of new investments. These were partially offset by a decline in fee-earning AUM within MMDL III;
•a decrease of $12.6 million from our Real Estate platform primarily due to catch-up fees earned from Europe Realty IV during the six months ended June 30, 2025 and a decrease in the fee basis of Net Lease Realty III; and
•an increase of $47.6 million from our Market Solutions platform primarily due to additional management fees from TPG Peppertree due to the acquisition in July 2025 and TGS II following its activation in the third quarter of 2025. The increase was further driven by the launch of T-POP in June 2025.
Catch-up fees totaled $32.5 million during the six months ended June 30, 2026 and primarily consisted of $14.8 million for Rise Climate II, $9.6 million for TPG X and $3.7 million for Rise Climate TI.

Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Credit	$17,155	$12,969
Total Fee-Related Performance Revenues	$17,155	$12,969
Fee-related performance revenues increased $4.2 million, or 32%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher incentive fees from TCAP.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$2,807	$3,026
Growth	1,059	693
Impact	3,737	3,940
Credit	5,858	3,509
Real Estate	1,646	2,504
Market Solutions	156,192	75,136
Subtotal	171,299	88,808
Other Income	4,946	5,983
Total Transaction, Monitoring and Other Fees, Net	$176,245	$94,791
Transaction, monitoring and other fees, net increased $81.5 million, or 86%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily driven by our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Fee-Related Expenses
Fee-related expenses increased $53.5 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in cash-based compensation and benefits, net of $46.5 million and an increase in operating expenses, net of $4.9 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Salaries	$196,528	$185,288
Bonuses	167,513	157,422
Benefits and other	103,603	80,573
Reimbursements	(53,249)	(55,389)
Total Cash-Based Compensation and Benefits, Net	$414,395	$367,894
Total cash-based compensation and benefits, net increased $46.5 million, or 13%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulting from an increase in headcount to support our growth.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Credit	$8,578	$6,484
Total Fee-related Performance Compensation	$8,578	$6,484
Total fee-related performance compensation increased $2.1 million, or 32%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This was primarily attributable to the increase in fee-related performance revenues from TCAP that drive compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $4.9 million, or 3%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This change was primarily due to an increase in professional fees and travel expenses.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Capital	$47,828	$57,985
Growth	27,720	42,742
Impact	11,475	4,534
Credit	12,469	18,302
Real Estate	3,610	3,095
Total Realized Performance Allocations, Net	$103,102	$126,658
Realized performance allocations, net of $103.1 million for the six months ended June 30, 2026 were largely generated from realizations of $29.0 million from TPG IX and $12.1 million from THP II in the Capital platform, $18.1 million from TDM in the Growth platform, $11.5 million from Rise Climate I in the Impact platform, $4.2 million from MMDL V in the Credit platform and $3.4 million from Net Lease Realty III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including One Oncology, Intersect Power and Anovo.
Realized performance allocations, net of $126.7 million for the six months ended June 30, 2025 were largely generated from realizations of $48.0 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $4.5 million from Rise Climate I in the Impact platform, $3.9 million from Credit Solutions II, $3.2 million from MMDL IV and $2.2 million from MMDL V in the Credit platform and $2.1 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises, Crunch Fitness, DirecTV, Q-Centrix and Nextracker.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Investments	$36,685	$39,005
Non-core expense	(41,656)	(48,683)
Total Realized Investment Income and Other, Net	$(4,971)	$(9,678)
The increase in realized investment income and other, net of $4.7 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted primarily from a decrease in our non-core expense, partially offset by a decrease in realizations. Our non-core activity includes expenses of $26.7 million related to our unoccupied lease space and $8.6 million related to strategic transaction and integration activity during the six months ended June 30, 2026.
Depreciation
Depreciation expense increased $1.4 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Interest Expense, Net
The following table presents interest expense, net for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Interest expense	$68,880	$49,375
Interest (income)	(13,170)	(17,678)
Interest Expense, Net	$55,710	$31,697
Interest expense, net increased $24.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in FRE, partially offset by an increase in interest expense, net.
Income Taxes
Income taxes increased $9.3 million, or 44%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in our current payable under our Tax Receivable Agreement.
Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and six months ended June 30, 2026 and 2025:
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
GAAP Revenue	$1,841,424	$920,537	$2,341,430	$1,955,413
Capital-allocation based loss (income)	(1,136,455)	(351,463)	(1,016,439)	(842,884)
Expense reimbursements	(66,601)	(66,646)	(123,285)	(126,055)
Investment income and other	(10,176)	(7,309)	(16,334)	(15,091)
Fee-Related Revenues	$628,192	$495,119	$1,185,372	$971,383

Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
GAAP Expenses	$1,497,338	$890,131	$2,145,944	$1,837,991
Depreciation and amortization expense	(41,342)	(30,808)	(83,093)	(62,190)
Interest expense	(36,219)	(25,308)	(68,957)	(49,368)
Expense reimbursements	(66,601)	(66,646)	(123,285)	(126,055)
Performance allocation compensation	(776,665)	(233,437)	(710,517)	(532,142)
Equity-based compensation	(231,730)	(209,622)	(486,866)	(415,454)
Non-core expenses and other	(31,236)	(48,708)	(49,394)	(82,478)
Fee-Related Expenses	$313,545	$275,602	$623,832	$570,304
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in thousands)
Net (loss) income	$319,672	$30,111	$196,397	$117,939
Net loss (income) attributable to other non-controlling interests	(128,788)	(46,035)	(99,546)	(120,569)
Amortization expense	33,240	22,959	66,481	46,696
Equity-based compensation	231,730	213,662	488,306	425,042
Unrealized performance allocations, net	(180,418)	13,341	(88,271)	(32,484)
Unrealized investment income	(5,483)	19,288	28,131	1,620
Income taxes	20,114	(957)	(11,608)	(5,609)
Non-recurring and other	(9,822)	15,921	(18,015)	22,391
After-tax Distributable Earnings	280,245	268,290	561,875	455,026
Income taxes	16,229	10,186	30,550	21,229
Distributable Earnings	296,474	278,476	592,425	476,255
Realized performance allocations, net	(35,357)	(87,037)	(103,102)	(126,658)
Realized investment income and other, net	17,813	5,716	4,971	9,678
Depreciation expense	5,917	5,157	11,536	10,107
Interest expense, net	29,800	17,205	55,710	31,697
Fee-Related Earnings	$314,647	$219,517	$561,540	$401,079
Net Accrued Performance

	June 30, 2026	December 31, 2025

	($ in thousands)
GAAP Investments	$9,625,886	$9,211,816
Equity method and other investments	(1,856,515)	(1,902,577)
Accrued performance allocation compensation	(5,631,012)	(5,399,750)
Impact of other consolidated entities	(769,876)	(629,734)
Net Accrued Performance	$1,368,483	$1,279,755

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
The following table summarizes our AUM by platform as of June 30, 2026 and 2025:

	June 30,
	2026	2025

	($ in millions)
Capital	$94,070	$76,245
Growth	34,608	29,771
Impact	34,890	28,894
Credit	101,164	80,161
Real Estate	41,921	36,988
Market Solutions	20,124	9,272
AUM as of end of period	$326,777	$261,331

The table below presents rollforwards of our total AUM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in millions)
Balance as of Beginning of Period	$306,182	$250,621	$303,029	$245,873
Capital Raised	16,125	11,303	26,473	17,209
Realizations	(5,053)	(6,478)	(13,798)	(10,779)
Outflows(1)	(508)	(176)	(1,142)	(684)
Changes in Investment Value and Other(2)	10,031	6,061	12,215	9,712
AUM as of end of period	$326,777	$261,331	$326,777	$261,331
_________________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $20.6 billion during the three months ended June 30, 2026. This increase was led by $16.1 billion of capital raised primarily attributable to fundraising activities of TPG X and THP III within the Capital platform, TPG Sports within the Growth platform, Rise Climate II within the Impact platform, TPG Direct Lending within the Credit platform and Peppertree XI within the Market Solutions platform. These increases were partially offset by realization activities in TPG VII, TPG VIII, TPG IX and TPG X within the Capital platform, TDM within the Growth platform, MMDL V and MMDL IV within the Credit platform and Realty Value XI and Net Lease Realty III within the Real Estate platform during the three months ended June 30, 2026. AUM also increased due to investment appreciation during the three months ended June 30, 2026.
AUM increased approximately $23.7 billion during the six months ended June 30, 2026. This increase was led by $26.5 billion of capital raised primarily attributable to fundraising activities of TPG X and THP III within the Capital platform, TPG Sports within the Growth platform, Rise IV and Rise Climate II within the Impact platform, TPG Direct Lending and TPG Asset Based Finance within the Credit platform, Net Lease Realty V within the Real Estate platform and Peppertree XI and T-POP within the Market Solutions platform. These increases were partially offset by realization activities in TPG IX and THP II within the Capital platform, TDM within the Growth platform, Rise Climate I within the Impact platform and Credit Solutions II within the Credit platform during the six months ended June 30, 2026. AUM also increased due to investment appreciation during the three months ended June 30, 2026.
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

The following table summarizes our FAUM by platform as of June 30, 2026 and 2025:

	June 30,
	2026	2025

	($ in millions)
Capital	$46,437	$35,829
Growth	17,089	14,520
Impact	21,944	19,077
Credit	56,505	45,365
Real Estate	26,981	26,541
Market Solutions	12,016	5,083
FAUM as of end of period	$180,972	$146,415
The table below presents rollforwards of our FAUM for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in millions)
Balance as of Beginning of Period	$175,372	$142,794	$170,102	$141,286
Fee-Earning Capital Raised(1)	3,843	2,910	9,001	5,398
Deployment(2)	5,423	2,867	10,119	5,682
Realizations(3)	(1,792)	(2,583)	(6,020)	(5,197)
Reduction in Fee Base(4)	(2,113)	(100)	(2,281)	(1,311)
Outflows(5)	(508)	(175)	(1,134)	(680)
Market Activity and Other(6)	747	702	1,185	1,237
FAUM as of end of period	180,972	$146,415	$180,972	$146,415
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
FAUM increased $5.6 billion during the three months ended June 30, 2026, primarily driven by $3.8 billion in fee-earning capital raised. This activity was led by additional closings of TPG X and the activation of THP III during the first quarter of 2026 within the Capital platform, the activation of TPG Sports during the first quarter of 2026 within the Growth platform and subsequent closings for Rise Climate II within the Impact platform. Deployment added $5.4 billion to FAUM primarily driven by TPG IX and THP II within the Capital platform and Credit Solutions III and MMDL V within the Credit platform.

FAUM increased $10.9 billion during the six months ended June 30, 2026, primarily driven by $9.0 billion in fee-earning capital raised. This activity was led by additional closings of TPG X and the activation of THP III during the first quarter of 2026 within the Capital platform, the activation of TPG Sports during the first quarter of 2026 within the Growth platform and the initial close for Rise IV during the first quarter of 2026 and subsequent closings for Rise Climate II within the Impact platform. Deployment added $10.1 billion to FAUM primarily driven by TPG IX and THP II within the Capital platform, TPG Atlas within the Growth platform, MMDL V, Credit Solutions III and ABC Evergreen within the Credit platform and TRECO within the Real Estate platform. These increases were partially offset by realizations of $6.0 billion primarily attributable to TPG IX within the Capital platform, Rise Climate I within the Impact platform, and Credit Solutions II, Essential Housing II and MMDL IV within the Credit platform. For the six months ended June 30, 2026, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM were 1.16%.
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
The tables below summarize our net accrued performance by fund vintage year and platform as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	($ in millions)
Fund Vintage
2020 & Prior	$748	$809
2021	168	136
2022	326	280
2023	33	23
2024	31	12
2025	60	20
2026	2	—
Net Accrued Performance	$1,368	$1,280

	June 30, 2026	December 31, 2025
	($ in millions)
Platform
Capital	$568	$581
Growth	200	211
Impact	195	173
Credit	118	83
Real Estate	148	100
Market Solutions	139	132
Net Accrued Performance	$1,368	$1,280

Net accrued performance was primarily driven by TPG VIII, TPG IX, Asia VII, Growth IV, Growth V and Rise Climate I as of June 30, 2026 and TPG VIII, TPG IX, Asia VII, Growth V and Growth IV as of December 31, 2025.
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
Performance Generating AUM totaled $222.0 billion and $208.8 billion as of June 30, 2026 and December 31, 2025, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $273.0 billion and $254.3 billion as of June 30, 2026 and December 31, 2025, respectively.
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
The table below reflects AUM Subject to Fee-Earning Growth by platform as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$5,326	$5,481
Growth	2,798	4,029
Impact	1,781	981
Credit	19,563	13,463
Real Estate	8,068	3,886
Market Solutions	1,776	818
Total AUM Not Yet Earning Fees	$39,312	$28,658

FAUM Subject to Step-Up:
Capital	$3,209	$4,058
Growth	27	29
Credit	5,943	5,118
Real Estate	1,610	1,713
Market Solutions	1,553	903
Total FAUM Subject to Step-Up	$12,342	$11,821
Total AUM Subject to Fee-Earning Growth	$51,654	$40,479

As of June 30, 2026, AUM Not Yet Earning Fees was $39.3 billion, which primarily consisted of TPG IX, TPG VIII and THP II within the Capital platform, Growth V within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions III, TPG Direct Lending and MMDL VI within the Credit platform, TRECO and Net Lease Realty V within the Real Estate platform and Peppertree XI within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds or certain investors range between 0.35% and 1.65% and step-up to rates in the range of 0.47% and 1.75% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of June 30, 2026 relates primarily to TPG X within the Capital platform, MMDL V, Credit Solutions III and ABC Fund II within the Credit platform, Asia Realty V within the Real Estate platform and T-POP within the Market Solutions platform.
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
The table below presents capital raised by platform for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$1,859	$128	$3,839	$1,174
Growth	2,708	2,678	3,639	3,492
Impact	1,631	1,256	2,977	2,978
Credit	5,611	5,356	10,024	7,006
Real Estate	2,535	216	3,615	874
Market Solutions	1,781	1,669	2,379	1,685
Total Capital Raised	$16,125	$11,303	$26,473	$17,209
Capital raised totaled approximately $16.1 billion for the three months ended June 30, 2026. This was primarily attributable to the fundraising activities of TPG X and THP III within the Capital platform, TPG Sports within the Growth platform, Rise Climate II within the Impact platform, TPG Direct Lending within the Credit platform and Peppertree XI within the Market Solutions platform.
Capital raised totaled approximately $26.5 billion for the six months ended June 30, 2026. This was primarily attributable to the fundraising activities of TPG X and THP III within the Capital platform, TPG Sports within the Growth platform, Rise IV and Rise Climate II within the Impact platform, TPG Direct Lending and TPG Asset Based Finance within the Credit platform, Net Lease Realty V within the Real Estate platform and Peppertree XI and T-POP within the Market Solutions platform.
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

The table below presents available capital by platform as of June 30, 2026 and 2025:

	June 30,
	2026	2025

	($ in millions)
Capital	$20,499	$13,648
Growth	6,613	6,701
Impact	9,998	10,875
Credit	22,142	15,517
Real Estate	13,085	12,775
Market Solutions	3,880	3,029
Available Capital	$76,217	$62,545
Available capital totaled $76.2 billion as of June 30, 2026, primarily attributable to TPG X, Asia VIII, THP III, TPG IX and TPG VIII within the Capital platform, Growth VI, TPG Sports and Growth V within the Growth platform, Rise Climate II and Rise Climate I within the Impact platform, Credit Solutions III, TPG Direct Lending and MMDL VI within the Credit platform, Europe Realty IV, TREP IV, TRECO, Asia Realty V and TREP III within the Real Estate platform and TGS II and Peppertree XI within the Market Solutions platform.
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
The table below presents capital invested by platform for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$3,362	$1,677	$6,800	$3,155
Growth	635	1,414	2,239	2,104
Impact	2,374	821	3,221	1,093
Credit	4,385	4,336	10,064	8,340
Real Estate	2,252	1,530	4,094	2,180
Market Solutions	828	599	1,791	850
Capital Invested	$13,836	$10,377	$28,209	$17,722
Capital invested was $13.8 billion for the three months ended June 30, 2026, which was primarily attributable to TPG X and TPG IX within the Capital platform, Rise Climate II within the Impact platform, Credit Solutions III, MVP Fund and TCAP within the Credit platform, TRTX within the Real Estate platform and Peppertree X within the Market Solutions platform.
Capital invested was $28.2 billion for the six months ended June 30, 2026, which was primarily attributable to TPG X, TPG IX and THP II within the Capital platform, Rise Climate II within the Impact platform, ABC Evergreen, ABC Fund II, MMDL V and Credit Solutions III within the Credit platform and TREP IV and TRTX within the Real Estate platform.

Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$1,358	$2,137	$4,693	$3,136
Growth	1,452	2,086	1,767	2,507
Impact	135	212	1,938	552
Credit	1,253	1,051	3,479	2,724
Real Estate	809	859	1,609	1,669
Market Solutions	46	133	312	191
Total Realizations	$5,053	$6,478	$13,798	$10,779
Realizations were $5.1 billion for the three months ended June 30, 2026, primarily attributable to realization activities in TPG VII, TPG VIII, TPG IX and TPG X within the Capital platform, TDM within the Growth platform, MMDL V and MMDL IV within the Credit platform and Realty Value XI and Net Lease Realty III within the Real Estate platform.
Realizations were $13.8 billion for the six months ended June 30, 2026, primarily attributable to realization activities in TPG IX and THP II within the Capital platform, TDM within the Growth platform, Rise Climate I within the Impact platform and Credit Solutions II within the Credit platform.
Fund Performance Metrics
Fund performance information for our investment funds as of June 30, 2026 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of June 30, 2026 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,221	33,481	60	33,541	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,275	23,264	1,466	24,730	25%	2.4x	19%	1.9x
TPG VIII	2019	11,505	10,758	6,038	14,134	20,172	20%	1.8x	13%	1.5x
TPG IX	2022	12,014	11,605	3,228	13,828	17,056	30%	1.5x	19%	1.3x
TPG X	2025	12,274	3,797	182	4,629	4,811	NM	NM	NM	NM
Capital Funds		94,115	84,409	123,163	34,117	157,280	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,535	9	5,544	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,813	1,812	6,625	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,628	4,134	4,762	8,896	17%	1.9x	11%	1.5x
Asia VIII	2022	5,259	3,095	473	4,323	4,796	28%	1.6x	14%	1.2x
Asia Funds		19,773	17,333	24,100	10,906	35,006	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,468	1,037	3,190	4,227	17%	1.7x	10%	1.4x
THP II	2022	3,576	2,923	1,146	3,193	4,339	35%	1.5x	22%	1.3x
THP III	2026	1,795	100	—	119	119	NM	NM	NM	NM
Healthcare Funds		8,075	5,491	2,183	6,502	8,685	21%	1.6x	13%	1.4x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	154	154	(6%)	0.7x	(7%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	154	2,874	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,910	423	5,333	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,385	5,121	1,767	6,888	23%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,689	2,988	7,677	18%	2.1x	13%	1.6x
Gator	2019	726	686	839	432	1,271	23%	1.8x	19%	1.7x
Growth V	2020	3,558	3,363	1,690	3,820	5,510	15%	1.6x	10%	1.4x
Growth VI	2023	4,285	2,246	14	2,935	2,949	34%	1.3x	13%	1.1x
Growth Funds		18,741	16,748	19,158	12,365	31,523	18%	1.9x	12%	1.5x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,217	2,396	14%	1.6x	10%	1.4x
TTAD II	2021	3,198	3,225	707	4,512	5,219	24%	1.6x	19%	1.5x
TTAD III	2025	878	380	—	789	789	NM	NM	NM	NM
Tech Adjacencies Funds		5,650	5,102	1,886	6,518	8,404	19%	1.6x	14%	1.4x

TDM	2017	1,326	603	1,063	—	1,063	10%	1.8x	8%	1.5x
LSI	2023	410	283	144	325	469	58%	1.8x	33%	1.4x
TECA	2025	988	372	—	505	505	NM	2.7x	NM	1.9x
TPG Atlas	2025	867	826	—	997	997	NM	NM	NM	NM
TPG Sports	2026	1,081	130	—	130	130	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,055	$1,689	$2,159	$3,848	14%	1.8x	9%	1.5x
Rise II	2020	2,176	2,098	866	2,535	3,401	14%	1.6x	9%	1.3x
Rise III	2022	2,700	2,487	527	3,656	4,183	37%	1.6x	23%	1.4x
Rise IV	2026	965	265	—	265	265	NM	NM	NM	NM
The Rise Funds		7,947	6,905	3,082	8,615	11,697	17%	1.7x	11%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	6,403	2,644	7,423	10,067	24%	1.5x	15%	1.3x
Rise Climate II(11)	2025	7,398	2,669	—	2,929	2,929	NM	NM	NM	NM
Rise Climate Global South(11)	2025	808	47	—	72	72	NM	NM	NM	NM
Rise Climate TI	2025	1,666	765	—	838	838	NM	NM	NM	NM
Rise Climate Funds		17,140	9,884	2,644	11,262	13,906	24%	1.5x	15%	1.3x

TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	456	152	441	593	4%	1.3x	1%	1.1x
TPG NEXT(12)	2023	565	87	3	94	97	82%	1.3x	(72%)	0.6x

Platform: Credit
TPG Credit Solutions
Credit Solutions I	2019	1,805	1,801	2,184	565	2,749	15%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	1,705	2,615	4,320	16%	1.5x	12%	1.3x
Credit Solutions II Dislocation A	2022	1,310	868	916	118	1,034	18%	1.2x	13%	1.2x
Credit Solutions III	2024	6,214	1,986	223	2,313	2,536	53%	1.3x	39%	1.2x
TPG Credit Solutions		13,680	8,473	6,034	5,611	11,645	18%	1.4x	14%	1.3x
Essential Housing
Essential Housing I	2020	642	456	577	—	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	1,185	257	1,442	16%	1.4x	13%	1.3x
Essential Housing III	2024	1,619	911	5	1,069	1,074	15%	1.2x	12%	1.2x
Essential Housing		4,795	2,438	1,767	1,326	3,093	16%	1.3x	13%	1.2x

Hybrid Solutions	2025	429	150	8	208	216	NM	NM	NM	NM

TPG Asset Based Finance
ABC Fund I	2021	1,005	904	214	1,093	1,307	15%	1.5x	12%	1.4x
ABC Fund II	2024	1,588	1,259	6	1,394	1,400	15%	1.1x	12%	1.1x
TPG Asset Based Finance		2,593	2,163	220	2,487	2,707	15%	1.3x	12%	1.2x
TPG Direct Lending(13)
MMDL I	2015	594	572	846	—	846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	2,325	—	2,325	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	3,668	—	3,668	13%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	1,966	1,655	3,621	13%	1.6x	10%	1.4x
MMDL IV Annex	2021	797	767	503	522	1,025	14%	1.5x	10%	1.4x
MMDL V	2022	3,924	3,519	642	3,483	4,125	16%	1.3x	12%	1.2x
MMDL VI	2025	2,602	207	—	208	208	NM	NM	NM	NM
TPG Direct Lending		14,919	11,761	9,950	5,868	15,818	14%	1.5x	10%	1.4x
Continuation Vehicles
MMDL Continuation I	2025	1,207	1,123	61	1,036	1,097	NM	NM	NM	NM
Continuation Vehicles		1,207	1,123	61	1,036	1,097	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	$2,065	$2,213	$3,574	$2	$3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,333	4,132	2,392	6,524	15%	1.6x	11%	1.4x
TREP IV	2022	6,820	5,342	838	6,123	6,961	21%	1.4x	11%	1.2x
TPG Real Estate Partners		12,607	11,888	8,544	8,517	17,061	21%	1.5x	13%	1.3x
TPG AG Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,142	2,790	88	2,878	15%	1.6x	11%	1.4x
Realty IX	2015	1,329	1,987	2,288	221	2,509	8%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,613	4,322	1,366	5,688	11%	1.3x	7%	1.2x
Realty Value XI	2022	2,589	3,218	1,404	2,434	3,838	16%	1.2x	9%	1.1x
TPG AG Realty		10,441	15,026	15,345	4,109	19,454	14%	1.4x	9%	1.3x
TPG AG Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,029	2,095	211	2,306	5%	1.2x	2%	1.1x
TPG AG Core Plus Realty		3,650	5,093	6,658	211	6,869	15%	1.5x	11%	1.4x
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	869	1,027	121	1,148	11%	1.3x	6%	1.2x
Asia Realty IV	2018	1,315	1,320	1,389	467	1,856	13%	1.4x	9%	1.3x
Asia Realty V	2022	2,007	1,188	261	1,435	1,696	29%	1.5x	16%	1.3x
Asia Realty		5,311	4,485	4,393	2,023	6,416	13%	1.5x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	258	99	217	316	70%	1.4x	41%	1.2x
Japan Value		417	258	99	217	316	70%	1.4x	41%	1.2x
TPG AG Europe Real Estate
Europe Realty I	2014	570	1,187	1,718	9	1,727	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,774	1,839	419	2,258	6%	1.3x	4%	1.2x
Europe Realty III(15)	2019	1,515	2,258	1,026	1,107	2,133	3%	1.1x	(1%)	0.9x
Europe Realty IV(15)	2023	2,270	938	267	837	1,104	56%	1.3x	1%	1.0x
TPG AG Europe Real Estate		5,198	6,157	4,850	2,372	7,222	12%	1.4x	6%	1.2x
TPG Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,429	3,177	221	3,398	11%	2.0x	7%	1.6x
Net Lease Realty IV	2019	997	1,998	1,518	944	2,462	11%	1.5x	7%	1.3x
Net Lease Realty V	2024	1,042	549	227	351	578	NM	NM	NM	NM
TPG Net Lease		3,783	6,245	7,233	1,516	8,749	14%	1.9x	9%	1.6x

TAC+	2021	1,797	1,368	173	1,221	1,394	0%	1.0x	(1%)	1.0x
TRECO	2024	1,786	1,037	579	561	1,140	36%	1.3x	13%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Market Solutions
TPG Peppertree Funds
Peppertree I	2004	$63	$44	$95	$—	$95	16%	2.1x	11%	1.7x
Peppertree II	2008	24	21	57	—	57	30%	2.8x	20%	2.1x
Peppertree III	2011	55	49	105	4	109	16%	2.2x	11%	1.8x
Peppertree IV	2014	132	119	215	40	255	15%	2.1x	11%	1.7x
Peppertree V	2014	79	63	12	88	100	5%	1.6x	2%	1.2x
Peppertree VI	2016	230	204	171	421	592	17%	2.9x	12%	2.2x
Peppertree VII	2018	505	460	91	1,154	1,245	15%	2.7x	12%	2.1x
Peppertree VIII	2020	1,000	890	60	1,737	1,797	14%	2.0x	10%	1.6x
Peppertree IX	2022	1,500	1,300	116	1,778	1,894	12%	1.5x	8%	1.3x
Peppertree X	2023	2,040	1,386	2	1,752	1,754	22%	1.3x	14%	1.2x
Peppertree XI		1,033	—	—	—	—	NM	NM	NM	NM
TPG Peppertree Funds		6,661	4,536	924	6,974	7,898	15%	1.7x	11%	1.5x
TPG GP Solutions
TGS I(12)	2022	1,864	1,573	222	1,927	2,149	61%	1.5x	44%	1.4x
TGS II(12)	2025	1,741	501	—	538	538	NM	NM	NM	NM
TPG GP Solutions		3,605	2,074	222	2,465	2,687	61%	1.5x	44%	1.4x
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	686	46	732	24%	2.2x	18%	1.8x
NewQuest III(12)	2016	541	544	574	141	715	6%	1.3x	2%	1.1x
NewQuest IV(12)	2020	1,000	967	340	1,318	1,658	16%	1.7x	9%	1.4x
NewQuest V(12)	2022	689	564	143	649	792	32%	1.4x	20%	1.3x
NewQuest Funds		2,930	2,708	2,510	2,154	4,664	32%	1.8x	18%	1.4x
The following table reflects the performance of our significant perpetual funds as of June 30, 2026 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Credit
TPG Credit Solutions
Corporate Credit Opportunities(16)	1988	$395	10%
Essential Housing Evergreen	2026	502	NM
TPG Asset Based Finance
MVP Fund(17)	2009	6,984	11%
ABC Evergreen(17)	2024	4,410	22%
TPG Direct Lending
TCAP(18)	2022	5,105	10%
MMDL Evergreen(17)	2022	4,652	11%
TPG Advantage Direct Lending	2025	1,184	NM
TPG Multi-Asset Credit
Dynamic Credit Income Fund(17)	1993	1,121	9%

Platform: Market Solutions
T-POP(19)	2025	2,251	34%

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
(11)The Rise Climate Global South Fund excludes a $500 million commitment ($473 million of which was closed as of June 30, 2026) from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of March 31, 2026.
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
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, (4%) and 0.9x and (ii) for the euro-denominated vehicle of Europe Realty IV, 2% and 1.0x
(16)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 5%.

(17)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for the MVP Fund, 11%, (ii) for ABC Evergreen, 20%, (iii) for MMDL Offshore Evergreen, 9%, and (iv) for Dynamic Credit Income Fund (formerly Super Fund), 8%. MMDL Lux Offshore was recently launched and does not yet have a meaningful Total Return.
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
(19)T-POP blended Total Return reflects a per unit return based on Class I and Class R-I, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Blended Total Return for Class S and R-S is 33%.

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
As of June 30, 2026, our total liquidity was $2,899.7 million, comprised of $944.7 million of cash and cash equivalents, excluding $13.2 million of restricted cash, as well as $1,625.0 million, $30.0 million and $300.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $957.8 million as of June 30, 2026 includes $191.9 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $957.8 million at June 30, 2026.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility. As of June 30, 2026, the Senior Unsecured Revolving Credit Facility, as currently amended, had aggregate revolving commitments of $1.75 billion and a maturity date of May 30, 2030.
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

Senior Notes
The Notes Issuer has issued Senior Notes, on which interest is payable semi-annually, as discussed below. The Senior Notes will mature on the maturity dates discussed below, unless earlier accelerated, redeemed or repurchased. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Guarantors, and are unsecured and unsubordinated obligations of the Notes Issuer and the Guarantors. The Senior Notes contain certain covenants which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.
2031 Senior Notes: On February 26, 2026, the Notes Issuer issued in an SEC-registered offering $500.0 million aggregate principal amount of Senior Notes due 2031. The 2031 Senior Notes bear interest at a rate of 4.875% per annum, which is payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2026.
2036 Senior Notes: On August 14, 2025, the Notes Issuer issued in an SEC-registered offering $500.0 million aggregate principal amount of Senior Notes due 2036. The 2036 Senior Notes bear interest at a rate of 5.375% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026.
2034 Senior Notes: On March 5, 2024, the Notes Issuer issued in an SEC-registered offering $600.0 million aggregate principal amount of Senior Notes due 2034. The 2034 Senior Notes bear interest at a rate of 5.875% per annum, which is payable semi-annually in arrears on March 5 and September 5 of each year, beginning on September 5, 2024.
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
Subordinated Notes
On March 4, 2024, the Notes Issuer issued in an SEC-registered offering $400.0 million aggregate principal amount of Fixed-Rate Junior Subordinated Notes due 2064. The Subordinated Notes bear interest at a rate of 6.950% per annum, which is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on June 15, 2024, subject to the Notes Issuer’s right, on one or more occasions, to defer interest payments for up to five consecutive years. The Subordinated Notes are unsecured, subordinated, and fully guaranteed by the Guarantors. The Subordinated Notes will mature on March 15, 2064, unless earlier accelerated, redeemed or repurchased. The Subordinated Notes may be redeemed at the Notes Issuer’s option (i) in whole at any time or in part from time to time on or after March 15, 2029 at a redemption price equal to their principal amount plus any accrued and unpaid interest, (ii) upon occurrence of a Tax Redemption Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 100% of their principal amount plus any accrued and unpaid interest or (iii) in whole, but not in part, at any time prior to March 15, 2029, upon the occurrence of a Rating Agency Event, as defined in the Subordinated Notes’ First Supplemental Indenture, at a price equal to 102% of their principal amount plus any accrued and unpaid interest. The Subordinated Notes contain certain covenants as set forth in the Subordinated Notes’ Indenture and First Supplemental Indenture, which, subject to certain limitations, restrict the ability of the Notes Issuer and, as applicable, the Guarantors to merge, consolidate or sell, assign, transfer, lease or convey all or substantially all of their combined assets, or create liens on the voting stock of their subsidiaries.

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
Secured Notes
As of June 30, 2026, we had $250.0 million aggregate principal amount of Secured Notes outstanding. Issued through on-balance sheet securitization vehicles, these Secured Notes are repaid solely from collections on underlying equity method investments and restricted cash. The Secured Notes consist of two tranches, both of which mature in June 2038, with interest payable semiannually: (i) Tranche A Secured Notes, issued in May 2018 at a fixed rate of 5.33%, with an aggregate principal balance of $200.0 million and (ii) Tranche B Secured Notes, issued in October 2019 at a fixed rate of 4.75%, with an aggregate principal balance of $50.0 million. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part. If the Secured Notes are not redeemed by June 20, 2028, the interest rate will increase by 4.00% per annum.
The Secured Notes contain customary covenants and conditions, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of June 30, 2026, we were in compliance with these covenants and conditions.
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two subordinated revolving credit facilities with a total commitment of $30.0 million. The Subordinated Credit Facility is guaranteed by certain members of TPG Operating Group. In August 2025, the subsidiary extended the Subordinated Credit Facility's maturity date from August 2026 to August 2027. Borrowings bear interest at Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% per annum adjustment and 2.25%.
During the six months ended June 30, 2026, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in no amounts outstanding as of June 30, 2026.

364-Day Credit Facility
On April 14, 2023, a consolidated subsidiary of the Company entered into a 364-day revolving credit facility with Mizuho Bank, Ltd., acting as administrative agent, to provide the subsidiary with revolving borrowings of up to $150.0 million. As currently amended, the 364-Day Credit Facility has revolving commitments in an aggregate principal amount of $300.0 million, with a maturity date of April 7, 2027. Borrowings under the 364-Day Credit Facility bear one of three interest rates depending on the type of drawdown requested. Alternate Base Rate (“ABR”) loans are denominated in U.S. Dollars and subject to a variable interest rate computed daily as the higher of the Federal Funds Rate plus 0.50% or the one-month Term SOFR plus 1.00%, plus an applicable margin of between 1.00% and 2.00%, depending on the loan term. Term Benchmark loans may be denominated in U.S. Dollars or Euros, and are subject to a fixed interest rate based on SOFR for a period comparable to the term of the loan in effect two business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00% depending on the loan term. Risk-Free Rate (“RFR”) loans are denominated in Sterling and subject to a fixed interest rate computed daily as the Sterling Overnight Index Average (“SONIA”) in effect five business days prior to the date of borrowing, plus an applicable margin of between 2.00% and 3.00%, depending on the loan term. The subsidiary is also required to pay a quarterly facility fee equal to 0.30% per annum of the $300.0 million total facility capacity, as well as certain customary fees for any issued loans.

In connection with the facility, the Company entered into an equity commitment letter, committing to provide capital contributions, if and when required, to the subsidiary throughout the life of the facility.
During the six months ended June 30, 2026, the subsidiary borrowed $116.0 million and made repayments of $116.0 million on the 364-Day Credit Facility, resulting in no amounts outstanding as of June 30, 2026.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of June 30, 2026 (in thousands):

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations(1)	$2,375,000	$—	$—	$—	$—	$125,000	$2,250,000
Interest on debt obligations(2)	2,017,951	72,021	135,794	140,794	145,794	141,810	1,381,738
Capital commitments(3)	701,025	701,025	—	—	—	—	—
Operating lease obligations(4)	957,807	(9,623)	85,972	83,378	80,865	75,932	641,283
Repurchase agreements	84,880	4,209	9,804	46,112	18,137	2,821	3,797
Total contractual obligations	$6,136,663	$767,632	$231,570	$270,284	$244,796	$345,563	$4,276,818
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
Additional Contingent Obligations
As of June 30, 2026 and December 31, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $6.8 million and $7.9 million, respectively, primarily related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the six months ended June 30, 2026, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of June 30, 2026 and December 31, 2025 would be $2,635.8 million and $2,456.5 million, respectively.
As of June 30, 2026 and December 31, 2025, we had guarantees outstanding totaling $115.2 million and $168.4 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $376.0 million and $348.7 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
August 4, 2026	August 14, 2026	August 28, 2026	0.59
Total 2026 Dividend Year (through Q2 2026)			$1.18
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. For the periods ended June 30, 2026 and December 31, 2025, the following Common Units were exchanged for Class A common stock:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

2026 Exchange(a)
May 29, 2026	6,042,619
_________________
(a)The issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024

These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the six months ended June 30, 2026, the Company made payments of $29.9 million in connection with the liability associated with the Tax Receivable Agreement. A portion of this liability is attributed to Related Parties and is recorded in due to affiliates and the remaining portion attributable to non-affiliates is recorded in other liabilities. As of June 30, 2026 and December 31, 2025, the portion included in due to affiliates in the Condensed Consolidated Statements of Financial Condition, was $508.0 million and $495.1 million, respectively. As of June 30, 2026 and December 31, 2025, amounts due to non-affiliates included in other liabilities were $340.2 million and $316.5 million, respectively.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	($ in thousands)
Net cash provided by operating activities	$524,234	$584,055
Net cash used in investing activities	(535,721)	(9,431)
Net cash provided by (used in) financing activities	130,830	(270,616)
Effect of exchange rate changes	$(787)	$—
Net change in cash, cash equivalents and restricted cash	$118,556	$304,008
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$957,827	$1,125,200
Operating Activities
Net cash provided by operating activities was $524.2 million and $584.1 million for the six months ended June 30, 2026 and 2025, respectively. Key drivers consisted of performance allocation and investment proceeds totaling $1,001.6 million, partially offset by purchases of investments of $588.3 million, as well as other changes in operating assets and liabilities during the six months ended June 30, 2026. Cash provided by operating activities consisted of performance allocation and investment proceeds totaling $1,041.2 million, partially offset by other changes in operating assets and liabilities for the six months ended June 30, 2025.
Investing Activities
Net cash used in investing activities totaled $535.7 million and $9.4 million during the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities was primarily related to the purchase of Jackson common stock as described in Note 4 to the Condensed Consolidated Financial Statements and purchases of fixed assets. Cash used in investing activities during the six months ended June 30, 2025 was primarily related to the purchases of fixed assets.
Financing Activities
Net cash provided by financing activities was $130.8 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $270.6 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, cash provided by financing activities was primarily driven by the issuance of the 2031 Senior Notes in February 2026 and contributions from holders of non-controlling interests, partially offset by the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards. During the six months ended June 30, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the proceeds from the Senior Unsecured Revolving Credit Facility.

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
The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of June 30, 2026 and December 31, 2025, the Obligor Group held investments in its non-guarantor subsidiaries of $4.7 billion and $3.4 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $0.7 billion for the six months ended June 30, 2026. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026.

	June 30, 2026	December 31, 2025

	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$1,619,199	$1,250,242
Due from related parties, excluding non-guarantor subsidiaries	2,505	459
Due from non-guarantor subsidiaries	150,934	157,758
Liabilities, less payables to non-guarantor subsidiaries	2,576,138	1,964,844
Due to related parties, excluding non-guarantor subsidiaries	525,835	511,968
Due to non-guarantor subsidiaries	17,790	27,508

Non-controlling interests in Obligor Group Assets and Liabilities	(743,352)	(633,381)

Six Months Ended June 30, 2026
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$(14,745)
Net loss from Obligor Group's revenues and expenses	(101,559)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(40,228)
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. Except for the item disclosed below, there was no material change in our market risks during the three months ended June 30, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Through March 31, 2026, the functional currency of our international subsidiaries was the U.S. dollar. On April 1, 2026, we changed the functional currency of certain of our international subsidiaries from the U.S. dollar to the local currency. The change in the functional currency did not have a material impact on the Condensed Consolidated Financial Statements. See Note 2 of the Condensed Consolidated Financial Statements for further discussion on the change in functional currency.
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
We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, we implemented a new enterprise resource planning (“ERP”) system. The new ERP replaced our previous ERP including our accounting system and general ledger. As a result of this implementation, we modified certain existing controls and implemented new controls and procedures related to the new ERP system to maintain appropriate internal control over financial reporting during and after the system change.
Other than the ERP implementation described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following is a list of all exhibits filed or furnished as part of this report:
Exhibits are included below.

Exhibit No.	Description
3.1*	Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2023).
3.2*	Certificate of Amendment of Restated Certificate of Incorporation of TPG Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2024).
3.3*	Amended and Restated Bylaws of TPG Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 12, 2023).
22.1*	List of Notes Issuer and Guarantor Subsidiaries, Senior and Subordinated Notes (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 1, 2026).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_________________
* Incorporated by reference

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2026

/s/ Axel André
Axel André
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)