Form 10-Q
period 2026-09-30
TPG Inc.
filed 2026-11-03
CIK 1880661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, there were 167,443,419 shares of the registrant’s Class A common stock, 6,605,963 shares of the registrant’s nonvoting Class A common stock and 210,848,910 shares of the registrant’s Class B common stock outstanding.

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
In addition, for definitions of “Gross IRR,” “Net IRR,” “Gross MoM,” “Net MoM” and related terms, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Metrics—Fund Performance Metrics.”

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
TPG Inc.
Condensed Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$799,786	$826,105
Restricted cash(a)	13,250	13,166
Due from affiliates	519,536	573,590
Investments (includes assets pledged of $461,705 and $603,322 as of September 30, 2026 and December 31, 2025, respectively(a))	10,277,810	9,211,816
Intangible assets, net	551,458	659,839
Goodwill	498,188	498,188
Right-of-use assets	549,487	552,254
Deferred tax assets	983,296	860,676
Other assets	490,465	297,301
Total assets	$14,683,276	$13,492,935

Liabilities and Equity
Liabilities
Accounts payable and accrued expenses	$459,237	$230,523
Due to affiliates	766,275	694,632
Debt obligations(a)	2,279,492	1,722,547
Accrued performance allocation compensation	5,934,509	5,399,750
Operating lease liabilities	659,800	604,593
Other liabilities	616,718	704,515
Total liabilities	10,716,031	9,356,560

Commitments and contingencies (Note 12)

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (173,699,268 and 153,113,961 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	173	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (210,848,910 and 224,331,812 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	211	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,764,591	1,476,444
Accumulated deficit	(412,926)	(291,604)
Accumulated other comprehensive income, net of tax	(45)	—
Non-controlling interests	2,615,241	2,951,158
Total equity	3,967,245	4,136,375
Total liabilities and equity	$14,683,276	$13,492,935
_________________
(a)The Company’s consolidated total assets and liabilities as of September 30, 2026 and December 31, 2025 include assets and liabilities of variable interest entities (“VIEs”). These assets can be used only to satisfy obligations of the VIEs, and the creditors of the VIEs have recourse only to these assets, and not to TPG Inc. See Notes 2, 7 and 8 to the Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Operations (unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Fees and other	$712,743	$596,499	$2,037,734	$1,709,028
Capital allocation-based income	508,369	627,018	1,524,808	1,469,902
Total revenues	1,221,112	1,223,517	3,562,542	3,178,930
Expenses
Compensation and benefits:
Cash-based compensation and benefits	239,375	213,966	713,588	646,157
Equity-based compensation	213,632	158,382	700,498	573,836
Performance allocation compensation	334,553	419,420	1,045,070	951,562
Total compensation and benefits	787,560	791,768	2,459,156	2,171,555
General, administrative and other	172,443	166,198	494,741	512,844
Depreciation and amortization	40,327	41,035	123,420	103,225
Interest expense	35,484	32,322	104,441	81,690
Total expenses	1,035,814	1,031,323	3,181,758	2,869,314
Investment income (loss)
Net gains (losses) from investment activities	120,991	212	110,807	(2,666)
Interest, dividends and other	15,590	35,730	45,579	54,700
Total investment income	136,581	35,942	156,386	52,034
Income before income taxes	321,879	228,136	537,170	361,650
Income tax expense	58,034	28,906	76,928	44,481
Net income	263,845	199,230	460,242	317,169
Net income attributable to non-controlling interests	164,211	132,090	268,635	209,695
Net income attributable to TPG Inc.	$99,634	$67,140	$191,607	$107,474

Net income per share data:
Net income available to Class A common stock per share
Basic	$0.45	$0.33	$0.82	$0.43
Diluted	$0.41	$0.20	$0.58	$0.15
Weighted-average shares of Class A common stock outstanding
Basic	171,184,988	150,527,419	165,205,826	133,901,421
Diluted	385,665,619	378,345,947	384,955,522	372,649,226

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$263,845	$199,230	$460,242	$317,169
Foreign currency translation adjustment, net of tax	667	—	(120)	—
Comprehensive income	264,512	199,230	460,122	317,169
Comprehensive income attributable to non-controlling interests	164,553	132,090	268,560	209,695
Comprehensive income attributable to TPG Inc.	$99,959	$67,140	$191,562	$107,474
See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at June 30, 2026	166,502,052	217,809,708	$166	$218	$1,642,331	$(406,304)	$(370)	$1,236,041	$2,506,194	$3,742,235
Net income	—	—	—	—	—	99,634	—	99,634	164,211	263,845
Equity-based compensation	—	—	—	—	77,915	—	—	77,915	135,026	212,941
Capital contributions	—	—	—	—	—	—	—	—	3,581	3,581
Dividends/distributions	—	—	—	—	—	(106,256)	—	(106,256)	(156,463)	(262,719)
Shares issued for net settlement of equity-based awards	236,418	—	0	—	(0)	—	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(2,870)	—	—	(2,870)	(3,434)	(6,304)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	6,960,798	(6,960,798)	7	(7)	12,999	—	—	12,999	—	12,999
Equity reallocation between controlling and non-controlling interest	—	—	—	—	34,216	—	—	34,216	(34,216)	—
Currency Translation Adjustment	—	—	—	—	—	—	325	325	342	667
Balance at September 30, 2026	173,699,268	210,848,910	$173	$211	$1,764,591	$(412,926)	$(45)	$1,352,004	$2,615,241	$3,967,245

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Changes in Equity
(dollars in thousands, except share data)

	Shares of TPG Inc.		TPG Inc.
	Class A Common Stock	Class B Common Stock	Class A Common Stock, at par value	Class B Common Stock, at par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total TPG Inc. Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2025	153,113,961	224,331,812	$153	$224	$1,476,444	$(291,604)	$—	$1,185,217	$2,951,158	$4,136,375
Net income	—	—	—	—	—	191,607	—	191,607	268,635	460,242
Equity-based compensation	—	—	—	—	229,387	—	—	229,387	446,982	676,369
Capital contributions	—	—	—	—	—	—	—	—	449,548	449,548
Dividends/distributions	—	—	—	—	—	(312,929)	—	(312,929)	(556,841)	(869,770)
Shares issued for net settlement of equity-based awards	5,304,050	—	5	—	(5)	—	—	—	—	—
Withholding taxes paid on net settlement of equity-based awards	—	—	—	—	(98,508)	—	—	(98,508)	(118,774)	(217,282)
Deferred tax effects for Exchange of Common Units to TPG Inc. Class A common stock and other equity reallocations	13,003,417	(13,003,417)	13	(13)	23,519	—	—	23,519	—	23,519
Deconsolidation of previously consolidated entities	—	—	—	—	—	—	—	—	(804,839)	(804,839)
Equity reallocation between controlling and non-controlling interest	—	—	—	—	82,459	—	—	82,459	(82,459)	—
Shares issued in connection with Jackson Transaction	2,279,109	—	2	—	51,295	—	—	51,297	61,906	113,203
Currency Translation Adjustment	—	—	—	—	—	—	(45)	(45)	(75)	(120)
Shares retired	(1,269)	(479,485)	(0)	(0)	(0)	—	—	—	—	—
Balance at September 30, 2026	173,699,268	210,848,910	$173	$211	$1,764,591	$(412,926)	$(45)	$1,352,004	$2,615,241	$3,967,245

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

See accompanying notes to Condensed Consolidated Financial Statements.

TPG Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$460,242	$317,169
Adjustments to reconcile net income to net cash provided by operating activities:
Equity-based compensation	700,498	573,836
Performance allocation compensation	1,045,070	951,562
Net (gains) losses from investment activities	(110,807)	2,666
Capital allocation-based income	(1,524,808)	(1,469,902)
Depreciation and amortization	123,420	103,225
Non-cash lease expense	49,686	42,081
Other non-cash activities	58,051	14,124
Changes in operating assets and liabilities:
Purchases of investments	(706,549)	(565,334)
Proceeds from investments	1,092,083	1,660,787
Due from affiliates	(69,267)	(37,171)
Other assets	(4,321)	(35,548)
Accounts payable and accrued expenses	212,374	207,938
Due to affiliates	(19,104)	50,919
Accrued performance allocation compensation	(508,822)	(686,917)
Other liabilities	(24,960)	(53,337)
Net cash provided by operating activities	772,786	1,076,098

Investing activities:
Acquisition of Peppertree	—	(235,154)
Purchase of Jackson common stock	(500,000)	—
Purchases of fixed assets	(79,894)	(19,480)
Net cash used in investing activities	(579,894)	(254,634)

Financing activities:
Proceeds from debt obligations	1,306,000	1,284,000
Repayment of debt obligations	(746,000)	(766,000)
Issuance costs on debt obligations	(5,202)	(8,972)
Withholding taxes paid on net settlement of equity-based awards	(217,282)	(184,562)
Contributions from holders of non-controlling interests	364,249	132,449
Dividends/Distributions	(865,687)	(977,718)
Settlement of contingent liabilities	(25,154)	(18,646)
Tax Receivable Agreement payments	(29,931)	(9,620)
Net cash used in financing activities	$(219,007)	$(549,069)
Effect of exchange rate changes	$(120)	$—
Net change in cash, cash equivalents and restricted cash	$(26,235)	$272,395
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$813,036	$1,093,587

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$32,717	$27,379
Cash paid for interest	94,376	70,292
Purchases of fixed assets included in accounts payable and accrued expenses	16,362	—

Reconciliation of cash, cash equivalents and restricted cash, end of period:
Cash and cash equivalents	$799,786	$1,080,304
Restricted cash	13,250	13,283
Cash, cash equivalents and restricted cash, end of period	$813,036	$1,093,587
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
As of September 30, 2026, TPG Inc. held approximately 45% of the outstanding Common Units of the TPG Operating Group.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s Condensed Consolidated Financial Statements. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission. All dollar amounts are stated in thousands unless otherwise indicated. All intercompany transactions and balances have been eliminated. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the period ended September 30, 2026.
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
Investments Held to Maturity
The Company holds investments in the notes issued by collateralized loan obligation (“CLO”) funds that are held to maturity. The Company has the intent and ability to hold these investments until maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. The effective interest method uses projected cash flows and includes uncertainties and contingencies that are difficult to predict and are subject to future events that may impact estimated interest income prospectively. Certain tranches of the notes were purchased at a discount and are being amortized back to par value until they mature at various dates between 2033 and 2035. If the Company failed to keep these investments as held to maturity, it would be required to reclassify them as trading securities and would measure them at fair value. Where applicable, impairment is recognized related to investments in the CLO funds in accordance with U.S. GAAP. The CLO funds evaluate securities for impairment on a security-by-security basis based on adverse changes in expected cash flows.
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
Non-Controlling Interests
Non-controlling interests consist of ownership interests held by third-party investors in certain entities that are consolidated, but not 100% owned. The aggregate of the income or loss and corresponding equity that is not owned by the Company is included in non-controlling interests in the Condensed Consolidated Financial Statements. Allocation of income to non-controlling interest holders is based on the respective entities’ governing documents.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$572,667	$470,522	$1,574,800	$1,342,004
Monitoring fees	10,239	8,584	27,290	22,192
Transaction fees	51,732	30,747	213,828	112,814
Incentive fees	10,512	7,340	27,667	20,309
Expense reimbursements and other	67,593	79,306	194,149	211,709
Total fees and other	712,743	596,499	2,037,734	1,709,028
Performance allocations	481,897	592,932	1,456,621	1,379,281
Capital interests	26,472	34,086	68,187	90,621
Total capital allocation-based income	508,369	627,018	1,524,808	1,469,902
Total revenues	$1,221,112	$1,223,517	$3,562,542	$3,178,930
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenue Streams	Customer	Performance Obligations satisfied over time or point in time(a)	Variable or Fixed Consideration	Revenue Recognition	Classification of Uncollected Amounts(b)
Management Fees	TPG funds, limited partners and other vehicles	Asset management services are satisfied over time (daily) because the customer receives and consumes the benefits of the advisory services daily	Consideration is variable since over time the management fee varies based on fluctuations in the basis of the calculation of the fee	Management fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – unconsolidated VIEs
Monitoring Fees	Portfolio companies	In connection with the investment advisory services provided, the Company earns monitoring fees for providing oversight and advisory services to certain portfolio companies over time	Consideration is variable when based on fluctuations in the basis of the calculation of the fee Consideration is fixed when based on a fixed agreed-upon amount	Monitoring fees are recognized each reporting period based on the value provided to the customer for that reporting period	Due from affiliates – portfolio companies
Transaction Fees	Portfolio companies, third-parties and other vehicles	The Company provides advisory services, debt and equity arrangements, and underwriting and placement services for a fee at a point in time	Consideration is fixed and is based on a point in time	Transaction fees are recognized on or shortly after the transaction is completed	Due from affiliates – portfolio companies Other assets – other
Incentive Fees	TPG funds, limited partners and other vehicles	Investment management services performed over a period of time that result in achievement of minimum investment return levels	Consideration is variable since incentive fees are contingent upon the TPG Fund or vehicles achieving more than the stipulated investment threshold return	Incentive fees are recognized at the end of the performance measurement period if the investment performance is achieved	Due from affiliates – unconsolidated VIEs
Expense Reimbursements and other	TPG funds, portfolio companies and third-parties	Expense reimbursements incurred at a point in time relate to providing investment, management and monitoring services. Other services are performed over time	Expense reimbursements and other are fixed consideration	Expense reimbursements and other are recognized as the expenses are incurred or services are rendered	Due from affiliates – portfolio companies and unconsolidated VIEs Other assets – other
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
Under the terms of the management agreements with certain TPG funds, the Company is required to reduce management fees payable by funds by an agreed upon percentage of certain fees, including monitoring and transaction fees earned from portfolio companies. These amounts are generally applied as a reduction of the management fee that is otherwise billed to the investment fund and are recorded as a reduction of revenues in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2026, these amounts totaled $16.8 million and $36.6 million, respectively. For the three and nine months ended September 30, 2025, these amounts totaled $5.8 million and $24.2 million, respectively. Amounts payable to investment funds are recorded in due to affiliates in the Condensed Consolidated Financial Statements. See Note 10 to the Condensed Consolidated Financial Statements.
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
The Company ceases to record negative performance allocations once previously recognized performance allocations for a TPG fund have been fully reversed, including realized performance allocations. The general partner is not obligated to make payments for guaranteed returns or hurdles of a fund and, therefore, cannot have negative performance allocations over the life of a fund. Accrued but unpaid performance allocations as of the reporting date are reflected in investments in the Company’s Condensed Consolidated Financial Statements. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partner exceed the amount the general partner is ultimately entitled to receive based on cumulative fund results. Generally, the actual clawback liability does not become due until eighteen months after the realized loss is incurred; however, individual fund terms vary. For disclosures at September 30, 2026 related to clawback, see Note 12 to the Condensed Consolidated Financial Statements. Revenue related to performance allocations for consolidated TPG funds is eliminated in consolidation.
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
Income from Equity Investments
Income from equity investments, which represents investments held through equity securities of an investee that the Company does not hold significant influence over, includes realized gains from the sale of investments and unrealized gains and losses resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Income from equity investments is recorded in net gains (losses) from investment activities on the Condensed Consolidated Financial Statements.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Goodwill
Goodwill represents the excess of consideration transferred, the fair value of any non-controlling interest in the acquiree and the fair value of any previously held equity interest in the acquiree over the net of the acquisition-date values of the identifiable assets and liabilities assumed. Goodwill is not amortized. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on an assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative analysis. When the quantitative approach indicates an impairment, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill. As of September 30, 2026, we believe it is more likely than not that the fair value of our reporting unit exceeds its carrying value.
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
Operating Leases
At contract inception, the Company determines if an arrangement contains a lease by evaluating whether (i) an identified asset has been deployed in a contract explicitly or implicitly and (ii) the Company obtains substantially all the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. Additionally, at contract inception the Company will evaluate whether the lease is an operating or finance lease. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recognized at the commencement date based on the present value of the lease payments over the lease term. To the extent these payments are fixed or determinable, they are included as part of the lease payments used to measure the lease liability. The Company’s ROU assets are recognized as the initial measurement of the lease liabilities plus any initial direct costs and any prepaid lease payments less lease incentives received, if any. The lease terms may include options to extend or terminate the lease which are accounted for when it is reasonably certain that the Company will exercise that option. If the discount rate implicit to the lease is not readily determinable, incremental borrowing rates of the Company are used. The incremental borrowing rates are based on the information available including collateral assumptions, the term of the lease and the economic environment in which the lease is denominated at the commencement date.
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
Fixed Assets
Fixed assets consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and other fixed assets which are recorded at cost, less accumulated depreciation, and are included in other assets on the Condensed Consolidated Statements of Financial Condition. Leasehold improvements are amortized using the straight-line method, over the shorter of the respective estimated useful life or the lease term. Depreciation of furniture, fixtures, equipment and computer hardware and software is recorded over the estimated useful life of the asset, generally three to seven years, using the straight-line method. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Upon the occurrence of a triggering event, management compares the estimated undiscounted cash flows associated with the long-lived asset to its carrying value to determine whether an impairment has occurred. If the undiscounted cash flows are less than the carrying value, an impairment is recorded as the difference between the fair value of the long-lived asset and its carrying value. Fair value is based on estimated discounted cash flows associated with the long-lived asset.
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
3. Acquisition
Peppertree Acquisition
On July 1, 2025, the Company completed the acquisition of Peppertree Capital Management, Inc. (“Peppertree”). The acquisition was accounted for as a business combination under ASC 805. Additional information regarding the transaction, including the purchase price allocation and related goodwill and identifiable intangible assets, is included in Note 3, Acquisition, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
4. Investments
Investments consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Equity method - performance allocations	$8,211,947	$7,309,239
Equity method - capital interests (includes assets pledged of $389,633 and $521,124 as of September 30, 2026 and December 31, 2025, respectively)	1,296,486	1,801,436
Equity investments	613,558	—
Loan held for sale	59,326	—
Investments held to maturity, at amortized cost (includes assets pledged of $72,072 and $82,198 as of September 30, 2026 and December 31, 2025, respectively)	79,550	88,480
Equity method - other	16,943	12,661
Total investments	$10,277,810	$9,211,816
Net gains (losses) from performance allocations and capital interests are disclosed in the Revenue section of Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes net gains (losses) from investment activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (losses) gains of equity method investments - other	$(153)	$(133)	$2,593	$(656)
Net gains from equity investments	121,144	—	108,214	217
Net gains (losses) of investments held for sale and other	—	345	—	(2,227)
Total net gains (losses) from investment activities	$120,991	$212	$110,807	$(2,666)

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Loan Held for Sale
As of September 30, 2026, the Company held a short-term funding arrangement as part of the Company’s capital markets activities for $59.3 million which is recorded at amortized cost basis in investments on the Condensed Consolidated Statements of Financial Condition. As of December 31, 2025, there was no outstanding balance on the arrangement.
Investments Held to Maturity, at Amortized Cost
The carrying value of investments held to maturity is included in investments on the Condensed Consolidated Statements of Financial Condition. The Company estimates an allowance for credit losses (“ACL”) on the investments classified as held to maturity securities. The fair value of investments held to maturity, excluding any reserves for credit losses, was $81.9 million and $90.0 million at September 30, 2026 and December 31, 2025, respectively.
Equity Method Investments
The Company evaluates its equity method investments in which it has not elected the fair value option for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses on an equity method investment.
Equity Investments
On February 11, 2026, the Company entered into a long-term, strategic investment management partnership (the “Jackson Transaction”) with Jackson Financial Inc. (“Jackson”) whereby the Company will serve as an investment manager for select general account assets of subsidiaries of Jackson. In connection with the Transaction, the TPG Operating Group purchased 4,715,554 shares of common stock of Jackson. The fair value of the shares purchased is included in Investments on the Condensed Consolidated Statements of Financial Condition and, as the shares purchased have a readily determinable fair value, changes in fair value are recorded within net gains (losses) from investment activities in the Company’s Condensed Consolidated Statements of Operations each reporting period.
5. Fair Value Measurement
The following tables summarize the valuation of the Company’s assets and liabilities that fall within the fair value hierarchy (in thousands):

	September 30, 2026
	Level I	Level II	Level III	Total
Assets, at fair value
Equity investments	$613,558	$—	$—	$613,558
Total assets, at fair value	$613,558	$—	$—	$613,558

Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$—	$—	$48,451	$48,451
Earnout Payment	—	—	259	259
Total liabilities, at fair value	$—	$—	$48,710	$48,710

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The following tables summarize the changes in the fair value of financial instruments for which the Company has used Level III inputs to determine fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Assets, at fair value
Balance, beginning of period	$—	$178,023	$—	$121,995
Purchases	—	2,017	252,988	62,778
Proceeds	—	(171,921)	—	(182,546)
Change in unrealized value	—	(8,119)	(2,988)	(2,227)
Deconsolidation	—	—	(250,000)	—
Balance, end of period	$—	$—	$—	$—

Liabilities, at fair value
Balance, beginning of period	$53,810	$132,619	$84,602	$140,760
Change in unrealized value	(5,100)	(21,567)	(10,738)	(11,062)
Payments	—	—	(25,154)	(18,646)
Balance, end of period	$48,710	$111,052	$48,710	$111,052
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
The following tables provide qualitative information about instruments categorized in Level III of the fair value hierarchy as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the table below, in accordance with the valuation policy, other valuation techniques and methodologies are used when determining fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level III inputs as they relate to the Company’s fair value measurements (fair value measurements in thousands):

	Fair Value as of September 30, 2026	Valuation Technique(s)	Unobservable Input(s)(a)	Range (Weighted Average)(b)
Liabilities, at fair value
Aggregate Annual Cash Holdback Amount	$48,451	Present value	Discount rate	8.0%
Earnout Payment	259	Multiple probability simulation	Estimated revenue volatility	24.8%
	$48,710
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
6. Intangible Assets and Goodwill
Intangible Assets, Net
The following table summarizes the carrying values of intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Contractual performance fee allocations(a)	$378,200	$(188,378)	$189,822	$378,200	$(145,052)	$233,148
Management contracts(a)	468,700	(143,636)	325,064	468,700	(92,216)	376,484
Technology	46,000	(33,542)	12,458	46,000	(24,917)	21,083
Investor relationships	25,000	(10,938)	14,062	25,000	(9,375)	15,625
Trade name(a)	17,500	(8,775)	8,725	17,500	(6,328)	11,172
Other intangible assets(a), (b)	2,994	(1,667)	1,327	2,994	(667)	2,327
Total intangible assets, net	$938,394	$(386,936)	$551,458	$938,394	$(278,555)	$659,839
_________________
(a)Includes intangible assets with a net carrying value of $192.8 million as of September 30, 2026 related to the acquisition of Peppertree described in Note 3 to the Condensed Consolidated Financial Statements.
(b)Includes indefinite-lived intangible assets of $1.0 million as of September 30, 2026 and December 31, 2025.
The Company recognized no impairment losses on intangible assets during the three and nine months ended September 30, 2026 and 2025.
Intangible asset amortization expense was $36.1 million and $108.4 million for the three and nine months ended September 30, 2026, respectively, and $36.0 million and $88.5 million for the three and nine months ended September 30, 2025, respectively.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents estimated remaining amortization expense for finite-lived intangible assets that existed as of September 30, 2026 (in thousands):

Remainder of 2026	$36,127
2027	141,258
2028	120,415
2029	94,810
2030	46,616
Thereafter	111,238
Total	$550,464
Goodwill
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $498.2 million.
As of September 30, 2026, there have been no impairment losses recognized on goodwill.
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
The Company holds variable interests in certain VIEs which are not consolidated as it is determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and fee arrangements. The fundamental risks have similar characteristics, including loss of invested capital and loss of management fees and performance allocations. Accordingly, disaggregation of TPG’s involvement by type of VIE would not provide more useful information. TPG may have an obligation as general partner to provide commitments to unconsolidated VIEs. For the three and nine months ended September 30, 2026 and 2025, TPG did not provide any amounts to unconsolidated VIEs other than its obligated commitments.
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
The assets and liabilities recognized in the Company’s Condensed Consolidated Statements of Financial Condition related to its interest in these non-consolidated VIEs and its maximum exposure to loss relating to non-consolidated VIEs were as follows (in thousands):

	September 30, 2026	December 31, 2025
Investments (includes assets pledged of $389,633 and $521,124 as of September 30, 2026 and December 31, 2025, respectively)	$1,257,497	$1,774,815
Due from affiliates	269,779	408,022
Potential clawback obligation	2,608,681	2,456,516
Due to affiliates	68,674	72,266
Maximum exposure to loss	$4,204,631	$4,711,619

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Additionally, cumulative performance allocations of $8.2 billion and $7.3 billion as of September 30, 2026 and December 31, 2025, respectively, are subject to reversal in the event of future losses.
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
As of September 30, 2026 and December 31, 2025, the carrying amount of Secured Notes issued by the VIEs was $246.4 million and $246.2 million, respectively, and is shown in the Company’s Condensed Consolidated Statements of Financial Condition as debt obligations, net of unamortized issuance costs of $3.6 million and $3.8 million, respectively.
The following table depicts the total assets and liabilities related to VIE securitization transactions included in the Company’s Condensed Consolidated Statements of Financial Condition (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$14,260	$5,473
Restricted cash	13,250	13,166
Participation rights receivable(a)	389,633	521,124
Due from affiliates	1,068	435
Total assets	$418,211	$540,198

Accrued interest	$3,450	$191
Due to affiliates and other	6,820	131
Secured notes, net	246,414	246,183
Total liabilities	$256,684	$246,505
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
The following table summarizes the Company’s and its subsidiaries’ debt obligations (in thousands):

			As of September 30, 2026		As of December 31, 2025
	Maturity Date	Borrowing Amount	Carrying Value	Interest Rate	Carrying Value	Interest Rate
Senior Unsecured Revolving Credit Facility(a)	May 2030	$1,750,000	$—	4.96%	$—	4.74%
2031 Senior Notes(b)	May 2031	500,000	495,369	4.88%	—	—%
2034 Senior Notes(c)	March 2034	600,000	595,183	5.88%	594,700	5.88%
2036 Senior Notes(d)	January 2036	500,000	492,024	5.38%	491,353	5.38%
Subordinated Notes(e)	March 2064	400,000	390,502	6.95%	390,311	6.95%
Secured Notes - Tranche A(f)	June 2038	200,000	197,117	5.33%	196,931	5.33%
Secured Notes - Tranche B(f)	June 2038	50,000	49,297	4.75%	49,252	4.75%
364-Day Revolving Credit Facility(g)	April 2027	300,000	60,000	5.91%	—	5.69%
Subordinated Credit Facility(h)	August 2028	30,000	—	6.26%	—	6.04%
Total debt obligations		$4,330,000	$2,279,492		$1,722,547
_________________
(a)As of September 30, 2026, the senior unsecured revolving credit facility, as amended (the “Senior Unsecured Revolving Credit Facility”) has aggregate revolving commitments of $1.75 billion. Dollar-denominated principal amounts outstanding under the Senior Unsecured Revolving Credit Facility accrue interest, at the option of the applicable borrower, either (i) at a base rate plus applicable margin not to exceed 0.20% per annum or (ii) at a term SOFR rate plus a 0.10% per annum adjustment and an applicable margin not to exceed 1.20%.
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
(h)In August 2014, a consolidated subsidiary of the Company entered into two $15.0 million subordinated revolving credit facilities (collectively, the “Subordinated Credit Facility”), for a total commitment of $30.0 million. The Subordinated Credit Facility is available for direct borrowings and is guaranteed by certain members of the TPG Operating Group. In July 2026, the subsidiary extended the maturity date of the Subordinated Credit Facility from August 2027 to August 2028.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

At September 30, 2026, the Company was in compliance with all covenants under the debt obligations.
The following table provides information regarding the fair values of the Company’s debt which are carried at amortized cost (in thousands):

	September 30, 2026	December 31, 2025
2034 Senior Notes(a)	$579,984	$627,402
2036 Senior Notes(a)	458,505	499,380
2031 Senior Notes(a)	475,855	—
Subordinated Notes(b)	323,200	397,600
Secured Notes - Tranche A(c)	198,078	198,960
Secured Notes - Tranche B(c)	48,976	49,070
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
During the three and nine months ended September 30, 2026, the Company incurred interest expense of $34.3 million and $101.5 million, respectively, on its debt obligations. During the three and nine months ended September 30, 2025, the Company incurred interest expense of $28.2 million and $74.7 million respectively, on its debt obligations.
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
As of September 30, 2026 and December 31, 2025, the Company has recognized net deferred tax assets before the considerations of valuation allowances in the amount of $1.2 billion and $993.9 million, respectively, which primarily relates to excess income tax basis versus book basis differences in connection with the Company’s investment in the TPG Operating Group. The excess of income tax basis in the TPG Operating Group is primarily due to the Reorganization and subsequent exchanges of Common Units for Class A common stock. As a result of the Reorganization and subsequent exchanges, the Company recorded deferred tax assets generated by the step-up in the tax basis of assets, that will be recovered as those underlying assets are sold or the tax basis is amortized.
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

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2026 and December 31, 2025, the Company has recognized a valuation allowance of $195.2 million and $141.3 million, respectively, which primarily relates to the Company’s investment in the TPG Operating Group. In evaluating the realizability of the deferred tax asset related to the Company’s investment in the TPG Operating Group, the Company determined that a portion of excess income tax basis in the TPG Operating Group will only reverse upon a sale of the Company’s interest in the TPG Operating Group which is not expected to occur in the foreseeable future. The Company has recognized valuation allowances against certain foreign tax credits available for use in the United States in the amount of $0.5 million, which are expected to expire unutilized. The Company also recognized a valuation allowance of $0.2 million primarily related to foreign net operating loss carryforwards, as it is more likely than not that this portion of our foreign deferred tax assets is not realizable.
As of September 30, 2026 and December 31, 2025, the Company’s liability pursuant to the Tax Receivable Agreement related to the Reorganization and subsequent exchanges of TPG Operating Group partnership units for common stock was $938.0 million and $811.6 million, respectively. As of September 30, 2026 approximately $583.3 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 10 and $354.7 million is attributable to non-affiliates recorded in other liabilities. As of December 31, 2025, approximately $495.1 million of the Tax Receivable Agreement liability is attributable to Related Parties further described in Note 10 and $316.6 million is attributable to non-affiliates recorded in other liabilities. During the nine months ended September 30, 2026, certain holders of Common Units exchanged 13,003,417 Common Units for an equal number of shares of Class A Common Stock as described in Note 15 to the Consolidated Financial Statements. During the nine months ended September 30, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement.
The Company’s effective tax rate was 18.0% and 14.3% for the three and nine months ended September 30, 2026, respectively, and 12.7% and 12.3% for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above deviates from the statutory rate primarily because (i) a portion of income and losses are allocated to non-controlling interests, and the tax liability on such income or loss is borne by the holders of such non-controlling interests, (ii) certain compensation expense that is not tax deductible and (iii) tax benefits related to equity-based compensation windfalls.
Applicable accounting standards provide that the Company may estimate an annual effective tax rate and apply that rate to year-to-date income for each interim period. However, because the Company’s forecast of income before taxes is highly variable due to changes in market conditions, the actual effective income tax rate for the year-to-date period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three and nine months ended September 30, 2026, the actual consolidated effective income tax rate was used to determine the Company’s income tax provision.
During the three and nine months ended September 30, 2026, there were no material changes to uncertain tax positions. The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) released the Pillar Two Model rules (also referred to as the global minimum tax or Global Anti-Base Erosion “GloBE” rules), which were designed to ensure multinational enterprises pay a certain level of tax within every jurisdiction in which they operate. Several jurisdictions in which the Company operates have enacted these rules. In January 2026, the OECD released Administrative Guidance that introduced new Safe Harbors including one that exempts U.S.-parented multinational groups from various aspects of the GloBE rules. The Company will continue to monitor for legislative changes related to this guidance. As of September 30, 2026, the Company has analyzed enacted legislation and determined that the effects of Pillar Two are not material to the Company’s financial statements.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Related Party Transactions
Due From and Due To Affiliates
Due from affiliates and due to affiliates consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Portfolio companies	$105,879	$68,787
Partners and employees	3,132	3,542
Other related entities	140,746	93,239
Unconsolidated VIEs	269,779	408,022
Due from affiliates	$519,536	$573,590

Portfolio companies	$17,441	$18,788
Partners and employees	657,731	579,039
Other related entities	22,429	24,539
Unconsolidated VIEs	68,674	72,266
Due to affiliates	$766,275	$694,632
Affiliate receivables and payables historically have been settled in the normal course of business without formal payment terms, generally do not require any form of collateral and do not bear interest.
Tax Receivable Agreement
Pursuant to the Exchange Agreement, certain current and former employees and partners of TPG Partner Holdings are authorized to exchange Common Units for an equal number of shares of Class A Common Stock. During the nine months ended September 30, 2026, these current and former partners and employees exchanged 13,003,417 Common Units, as described in Note 15 to the Condensed Consolidated Financial Statements, of which 9,180,234 units were from related parties. These exchanges resulted in an increase in the Company’s tax basis of its investment in the TPG Operating Group and is subject to the Tax Receivable Agreement. As of September 30, 2026 and December 31, 2025, the Company has recorded a Tax Receivable Agreement liability of $583.3 million and $495.1 million, respectively, in connection with certain current and former employees and partners of TPG Partner Holdings, which is included in the partners and employees balance in due to affiliates in the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2026, the Company made payments of $29.9 million in connection with the Tax Receivable Agreement, of which $19.9 million was paid to related parties.
Fund Investments
Certain of the Company’s investment professionals and other individuals have made investments of their own capital in the TPG funds. These investments are generally not subject to management fees or performance allocations at the discretion of the general partner. Investments made by these individuals during the nine months ended September 30, 2026 and 2025 totaled $180.7 million and $155.5 million, respectively.
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
Line of Credit Arrangement
On August 26, 2025, TPG Operating Group II, L.P. entered into an unsecured, uncommitted line of credit (the “Line of Credit”) with an affiliate of TPG Private Equity Opportunities (“T-POP”) to provide for up to a maximum aggregate principal amount of $250.0 million. No amount was outstanding on the Line of Credit as of September 30, 2026.
RemainCo Administrative Services Agreement
In exchange for services provided by TPG Operating Group, RemainCo pays TPG Operating Group an annual administration fee in the amount of 1% per annum of the net asset value of RemainCo’s assets, with such amount payable quarterly in advance. The fees earned by the Company for the three and nine months ended September 30, 2026 were $3.1 million and $9.2 million, respectively, and recorded in fees and other in the Condensed Consolidated Statements of Operations. The fees earned by the Company for the three and nine months ended September 30, 2025 were $3.2 million and $9.6 million, respectively.
11. Operating Leases
The following tables summarize the Company’s lease cost, cash flows and other supplemental information related to its operating leases.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost(a):
Operating lease cost	$26,043	$22,368	$76,626	$67,292
Short-term lease costs	144	245	443	829
Variable lease cost	3,184	2,894	9,934	8,550
Sublease income	(604)	(610)	(1,807)	(1,787)
Total lease cost	$28,767	$24,897	$85,196	$74,884
Weighted-average remaining lease term			12.4	12.2
Weighted-average discount rate			5.60%	5.60%
_________________
(a)Office rent expense for the three and nine months ended September 30, 2026 was $25.9 million and $76.2 million, respectively. Office rent expense for the three and nine months ended September 30, 2025 was $22.0 million and $67.1 million, respectively.
Supplemental Condensed Consolidated Statements of Cash Flows information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$16,021	$42,241
Right-of-use assets obtained in exchange for new operating lease liabilities	75,108	398,931
Other non-cash changes in right-of-use assets and operating lease liabilities	(28,189)	1,091

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table shows the undiscounted cash flows on an annual basis for operating lease liabilities as of September 30, 2026 (in thousands):

Year Due	Lease Amount(a)
Remainder of 2026	$(676)
2027	82,995
2028	83,241
2029	80,886
2030	75,916
Thereafter	641,208
Total future undiscounted operating lease payments	963,570
Less: imputed interest	(303,770)
Present value of operating lease liabilities	$659,800
_________________
(a)Net of tenant improvement allowances.
12. Commitments and Contingencies
Guarantees
Certain of the Company’s consolidated entities have provided guarantees for obligations related to third-party lending programs that enable certain of our eligible employees to obtain financing for capital contributions into TPG funds. At September 30, 2026, the amounts outstanding related to these guarantees were $172.4 million, and the maximum obligations guaranteed under these agreements are $378.2 million.
Commitments
At September 30, 2026, the TPG Operating Group had unfunded investment commitments of $655.4 million to the investment funds that the Company manages and other strategic investments.
Contingent Obligations (Clawback) With Affiliates
The governing agreements of the TPG funds that pay performance allocations generally include a clawback provision that, if triggered, may give rise to a contingent obligation requiring the general partner to return amounts to the fund for distribution to the fund investors at the end of the life of the fund. Performance allocations received by the general partners of the respective TPG funds are subject to clawback to the extent the performance allocations received by the general partners exceed the amount the general partners are ultimately entitled to receive based on cumulative fund results.
At September 30, 2026, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $4.2 million, net of tax, for which a performance fee reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition.
At September 30, 2026, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback would be $2,608.7 million.
During the nine months ended September 30, 2026, the general partners made no payments on the clawback liability.

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
Since 2011, a number of TPG-related entities and individuals have been named as defendants/respondents in a series of lawsuits in the United States, United Kingdom, and Luxembourg concerning an investment TPG held from 2005-2007 in a Greek telecommunications company, known then as TIM Hellas (“Hellas”). Entities and individuals related to Apax Partners, a London based investment firm also invested in Hellas at the time, have been named in the lawsuits as well. The cases all allege generally that a late 2006 refinancing of the Hellas group of companies was improper. To date, most of the lawsuits have been dismissed, with those dismissals upheld on appeal, or the appeal period has passed. Most recently, in May 2026 the New York Appellate Division dismissed a New York State court case and the deadline to appeal has passed. In June 2026 the Court of Appeal of Luxembourg rejected the appeal of a District Court case that had been decided in favor of the TPG and Apax-related defendants, and a further appeal of that decision is pending. Claims filed in 2024 by another group of plaintiffs, similarly situated to those in the other already dismissed cases, remain pending. The Company believes that any remaining claims related to the Hellas investment are without merit and intends to continue to defend them vigorously.
Indemnifications
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties that provide general indemnifications. In addition, certain of the Company’s funds have provided certain indemnities relating to environmental and other matters and have provided nonrecourse carve-out guarantees for fraud, willful misconduct and other customary wrongful acts, each in connection with the financing of certain real estate investments that the Company has made. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income (loss) per share of Class A common stock (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$263,845	$199,230	$460,242	$317,169
Less:
Net income attributable to non-controlling interests	164,211	132,090	268,635	209,695
Net income attributable to Class A Common Stockholders prior to distributions	99,634	67,140	191,607	107,474
Reallocation of earnings to unvested participating restricted stock units(a)	(23,105)	(17,841)	(56,304)	(49,556)
Net income attributable to Class A Common Stockholders - Basic	76,529	49,299	135,303	57,918
Net income (loss) assuming exchange of non-controlling interest	81,858	27,918	87,046	(347)
Net income attributable to Class A Common Stockholders - Diluted	$158,387	$77,217	$222,349	$57,571
Denominator:
Weighted-Average Shares of Common Stock Outstanding - Basic	171,184,988	150,527,419	165,205,826	133,901,421
Exchange of Common Units to Class A Common Stock	214,480,631	227,818,528	219,749,696	238,747,805
Weighted-Average Shares of Common Stock Outstanding - Diluted	385,665,619	378,345,947	384,955,522	372,649,226
Net income available to Class A common stock per share
Basic	$0.45	$0.33	$0.82	$0.43
Diluted	$0.41	$0.20	$0.58	$0.15
Dividends declared per share of Class A Common Stock(b)	$0.59	$0.59	$1.79	$1.53
_________________
(a)No undistributed losses were allocated to unvested participating RSUs during the three and nine months ended September 30, 2026 and 2025, as the holders do not have a contractual obligation to share in the losses of the Company with common stockholders.
(b)Dividends declared reflects the calendar date of the declaration for each distribution. The third quarter dividends were declared on October 29, 2026 and are payable on November 23, 2026.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Equity-Based Compensation
Restricted Stock Unit Awards
Under the Company’s Omnibus Equity Incentive Plan (the “Omnibus Plan”), the Company is permitted to grant equity awards representing ownership interests in TPG Inc.’s Class A common stock. On March 3, 2026, an additional 6,383,349 shares of Class A common stock were registered, increasing the share reserve to 37,744,577, of which 30,250,416 were available to be issued as of September 30, 2026.
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
In conjunction with the acquisition of Angelo Gordon, the Company agreed to grant an aggregate of 8.4 million Special Purpose Service Awards to former Angelo Gordon employees to promote retention post-closing, of which 4.9 million are outstanding to date. These units generally vest over a term of five years.
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
The following table summarizes the outstanding RSUs for Service Awards as of September 30, 2026 (in millions, including share data):

	Units Outstanding as of September 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2026
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted Stock Units
Ordinary Service Awards	13.3	$59.5	$43.5	$174.7	$130.4	$551.4
Special Purpose Service Awards	7.8	23.3	31.4	79.0	94.1	198.9
Total Service Award RSUs	21.1	$82.8	$74.9	$253.7	$224.5	$750.3
For the nine months ended September 30, 2026 and 2025 the Company granted 8.1 million and 4.3 million Service Awards, respectively. The grant date fair value was the public share price on each respective grant date.
The following table presents the rollforward of the Company’s unvested Service Awards for the nine months ended September 30, 2026 (awards in millions):

	Service Awards	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	21.6	$40.10
Granted	8.1	57.27
Vested	(8.3)	36.55
Forfeited	(0.3)	41.34
Balance at September 30, 2026	21.1	48.09
As of September 30, 2026, there was approximately $750.3 million of total estimated unrecognized compensation expense related to unvested Service Awards, which is expected to be recognized over the weighted average remaining requisite service period of 3.0 years.
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
Compensation expense for the IPO Executive Market Condition Awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. During 2024, both market price components of Class A common stock share price of $44.25 and $59.00 were met. During the nine months ended September 30, 2026, 0.2 million IPO Executive Market Condition Awards vested.
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
The following table summarizes the outstanding RSUs for Market and Performance Condition Awards as of September 30, 2026 (in millions, including share data):

	Units Outstanding as of September 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2026
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted Stock Units
Ordinary Performance Condition Awards	0.9	$2.2	$4.6	$7.7	$10.7	$17.5
Special Purpose Market Condition Awards	3.4	5.3	7.0	16.8	24.2	24.8
Total Market and Performance Condition Award RSUs	4.3	$7.5	$11.6	$24.5	$34.9	$42.3
The following table presents the roll forward of the Company’s unvested Special Purpose Market Condition Awards for the nine months ended September 30, 2026 (awards in millions):

	Market Condition Awards	Weighted Average Grant Date Fair Value
Balance at December 31, 2025	4.2	$22.49
Granted	—	—
Vested	(0.2)	16.58
Vested, unsettled	(0.6)	22.01
Forfeited	—	16.58
Balance at September 30, 2026	3.4	23.14
As of September 30, 2026, there was approximately $24.8 million of total estimated unrecognized compensation expense related to unvested Special Purpose Market Condition Awards, which is expected to be recognized over the weighted average remaining requisite service period of 2.0 years.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Total Restricted Stock Units
For the three and nine months ended September 30, 2026, the Company recorded total restricted stock unit compensation expense of $90.3 million and $278.2 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded total restricted stock unit compensation expense of $86.5 million and $259.4 million, respectively. The expense associated with awards granted to certain non-employees of the Company is recognized in general, administrative and other in our Condensed Consolidated Statements of Operations and totaled $1.2 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, and $3.9 million and $12.6 million for the three and nine months ended September 30, 2025, respectively.
For the three and nine months ended September 30, 2026, the Company had 0.4 million and 8.6 million restricted stock units vest at a fair value of $16.3 million and $555.4 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 236,418 shares of TPG Inc. Class A common stock, net of withholding tax of $5.9 million for the three months ended September 30, 2026 and by issuing 5,261,283 shares of TPG Inc. Class A common stock, net of withholding tax of $216.9 million (excluding vested, but unsettled units) for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company had 0.2 million and 7.7 million restricted stock units vest at a fair value of $11.6 million and $478.8 million, respectively (excluding vested, but unsettled units). The restricted stock units were settled by issuing 143,599 shares of TPG Inc. Class A common stock, net of withholding tax of $2.9 million for the three months ended September 30, 2025 and by issuing 4,742,805 shares of TPG Inc. Class A common stock, net of withholding tax of $184.6 million (excluding vested, but unsettled units) for the nine months ended September 30, 2025.
The following table summarizes all outstanding restricted stock unit awards as of September 30, 2026 (in millions, including share data):

	Units Outstanding as of September 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2026
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted Stock Units
Ordinary Awards:
Ordinary Service Awards	13.3	$59.5	$43.5	$174.7	$130.4	$551.4
Ordinary Performance Condition Awards	0.9	2.2	4.6	7.7	10.7	17.5

Special Purpose Awards:
Special Purpose Service Awards	7.8	23.3	31.4	79.0	94.1	198.9
Special Purpose Market Condition Awards	3.4	5.3	7.0	16.8	24.2	24.8
Total Restricted Stock Units	25.4	$90.3	$86.5	$278.2	$259.4	$792.6
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
The following table summarizes the outstanding Other Awards as of September 30, 2026 (in millions, including share data):

	Unvested Units/Shares Outstanding as of September 30, 2026	Compensation Expense for the Three Months Ended,		Compensation Expense for the Nine Months Ended,		Unrecognized Compensation Expense as of September 30, 2026
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
TPH and RPH Units
TPH units	16.3	$48.2	$72.2	$161.5	$186.8	$250.4
RPH units	0.1	4.6	12.0	15.2	25.6	21.6
Total TPH and RPH Units	16.4	$52.8	$84.2	$176.7	$212.4	$272.0

Acquisition-Related Common Units and Class A Common Stock
Common Units	29.2	$65.7	$64.3	$216.3	$164.3	$583.2
Class A Common Stock	—	—	—	—	0.4	—
Total Acquisition-Related Common Units and Class A Common Stock	29.2	$65.7	$64.3	$216.3	$164.7	$583.2
TPH and RPH Units
The Company accounts for the TPH Units and RPH Units as compensation expense in accordance with ASC 718. The unvested TPH and RPH Units are recognized as equity-based compensation subject to primarily service vesting conditions and in certain cases performance conditions, some of which are deemed probable of achieving. The Company recognized compensation expense of $52.8 million and $176.7 million for the three and nine months ended September 30, 2026, respectively. The Company recognized compensation expense of $84.2 million and $212.4 million for the three and nine months ended September 30, 2025, respectively. There is no additional dilution to our stockholders related to these interests. Contractually these units are only related to non-controlling interest holders of the TPG Operating Group, and there is no impact to the allocation of income and distributions to TPG Inc. Therefore, the Company has allocated these expense amounts to its non-controlling interest holders.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table presents the roll forwards of the Company’s unvested TPH Units and RPH Units for the nine months ended September 30, 2026 (units in millions):

	TPH Units		RPH Units
	Partnership Units	Grant Date Fair Value	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	17.3	$29.50	0.1	$457.10
Granted	—	—	—	—
Reallocated	0.8	47.17	—	—
Vested	(1.0)	42.64	—	—
Forfeited	(0.8)	29.48	(0.0)	457.10
Balance at September 30, 2026	16.3	29.56	0.1	457.10
Certain forfeited TPH Units were reallocated to certain existing unit holders in accordance with the applicable governing documents. The grant date fair value of the reallocated awards was determined based on the fair value of TPG’s common stock at the time of reallocation. As of September 30, 2026, there was approximately $272.0 million of total estimated unrecognized compensation expense related to outstanding unvested awards, of which TPH Units and RPH Units represented $250.4 million and $21.6 million, respectively.
Acquisition-Related Common Units and Class A Common Stock
In accordance with ASC 718, all Other Awards are also recognized as equity-based compensation. The Company recognized compensation expense of $65.7 million and $216.3 million for the three and nine months ended September 30, 2026, respectively. The expense for the three and nine months ended September 30, 2025 totaled $64.3 million and $164.7 million, respectively. As TPG Operating Group holders would accrete pro-rata or benefit directly upon forfeiture of those awards, this compensation expense was allocated pro-rata to all controlling and non-controlling interest holders of TPG Inc.
The following table presents the roll forwards of the Company’s unvested TOG Units and Class A Common Stock Awards for the nine months ended September 30, 2026 (awards in millions):

	Common Units
	Partnership Units	Grant Date Fair Value
Balance at December 31, 2025	31.2	$29.28
Granted	—	—
Reallocated	0.7	45.57
Vested	(1.5)	45.51
Forfeited	(1.2)	25.45
Balance at September 30, 2026	29.2	28.99
Total unrecognized compensation expense related to outstanding unvested awards as of September 30, 2026 was $583.2 million.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Liability Classified Awards
As discussed in Note 3, the Company granted Common Unit awards to certain Peppertree Parties in conjunction with the acquisition of Peppertree, which are considered liability-classified awards under ASC 718. The awards require both continuous service over an estimated period of five years and satisfaction of certain fee-related revenue targets during the period beginning on January 1, 2028 and ending on December 31, 2028 and certain fundraising targets. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue and fundraising targets and do not participate in TPG Operating Group distributions before settlement. During the third quarter of 2026, the Company revised its estimate and recognized compensation expense of $7.8 million and $31.1 million, for the three and nine months ended September 30, 2026 respectively, related to these liability-classified awards with a corresponding increase in other liabilities.
In conjunction with the acquisition of Angelo Gordon, the Company granted liability-classified Common Unit awards to Angelo Gordon partners. Those awards represent the compensatory portion of the Earnout Payment under ASC 718 and as such, require both continuous service over a period of five years and the satisfaction of fee-related revenue targets during the period beginning on January 1, 2026 and ending on December 31, 2026. These liability-classified awards will be settled with a variable number of both vested and unvested Common Units upon the satisfaction of the fee-related revenue targets and do not participate in TPG Operating Group distributions before settlement. During 2025, the Company determined that it is not probable the Company will need to settle the Earnout Payment. Accordingly, the Company has not recognized any compensation expense related to these liability-classified awards since it was determined it was not probable the performance condition will be achieved. For the three and nine months ended September 30, 2025, the Company recognized compensation expense of $9.9 million and $19.7 million, respectively, related to its liability-classified awards with a corresponding increase in other liabilities.
The fair value of the liability-classified awards discussed above will be remeasured every reporting period and are based on the satisfaction of the respective fee-related revenue and fundraising targets, if applicable. Compensation expense for these awards is recognized using the accelerated attribution method on a tranche-by-tranche basis. Total unrecognized compensation expense related to these awards as of September 30, 2026 was $55.9 million.
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
The TRTX Awards granted to certain employees of the Company are recorded in other assets and due to affiliates in the Condensed Consolidated Statements of Financial Condition. The grant date fair value of the asset is amortized on a straight-line basis over the vesting period as equity-based compensation expense. During the three and nine months ended September 30, 2026, the Company recognized a reduction of equity-based compensation expense of $1.8 million and equity-based compensation expense of $1.5 million, respectively, in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $2.6 million and $5.5 million, respectively, of equity-based compensation expense in the Condensed Consolidated Statements of Operations.

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Equity
The Company has three classes of common stock outstanding, Class A common stock, nonvoting Class A common stock and Class B common stock. Class A common stock is traded on the Nasdaq Global Select Market. The Company is authorized to issue 2,240,000,000 shares of Class A common stock with a par value of $0.001 per share, 100,000,000 shares of nonvoting Class A common stock, 750,000,000 shares of Class B common stock with a par value of $0.001 per share, and 25,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of the Company’s Class A common stock entitles its holder to one vote, and each share of our Class B common stock entitles its holder to ten votes. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. The nonvoting Class A common stock has the same rights and privileges as, rank equally and share ratably with, and are identical in all respects as to all matters to, the Class A common stock, except that the nonvoting Class A common stock has no voting rights other than such rights as may be required by law. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock. As of September 30, 2026, 167,093,305 shares of Class A common stock and 6,605,963 shares of nonvoting Class A common stock were outstanding, 210,848,910 shares of Class B common stock were outstanding, and there were no shares of preferred stock outstanding.
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

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
August 4, 2026	August 14, 2026	August 28, 2026	0.59
October 29, 2026	November 9, 2026	November 23, 2026	0.55
Total 2026 Dividend Year (through Q3 2026)			$1.73

TPG Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Exchanges of Common Units
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. For the periods ended September 30, 2026 and December 31, 2025, the following Common Units were exchanged for Class A common stock:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

2026 Exchange(a)
May 15, 2026	6,042,619
August 17, 2026	6,960,798
_________________
(a)The issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
The supplemental non-cash financing activities related to equity for the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Distributions to holders of non-controlling interests	$4,546	$67,900
Deferred tax assets	179,033	531,753
Due to affiliates	108,514	189,314
Other liabilities	47,000	286,755
Additional paid-in-capital	23,519	55,684
Contributions from holders of other non-controlling interests	85,299	133,896
Distributions in-kind to holders of other non-controlling interests	—	50,550
Deconsolidation of previously consolidated entities	804,839	45,814
Shares issued in connection with Jackson Transaction	113,203	—
16. Subsequent Events
Other than the events noted in the footnotes to the Condensed Consolidated Financial Statements, there have been no additional events since September 30, 2026 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

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
Overview
TPG is a leading global alternative asset manager with $345.7 billion in assets under management (“AUM”) as of September 30, 2026. We have built our firm through years of successful innovation and growth, and believe that we have delivered attractive risk-adjusted returns to our clients and established a premier investment business focused on the fastest-growing segments of the alternative asset management industry. We believe our distinctive business approach and diversified array of innovative investment platforms position us well to continue generating highly profitable, sustainable growth.
We offer a broad range of investment strategies across the alternative asset management landscape, primarily in private equity, credit and real estate, and have constructed a high-quality base of assets under management within attractive sub-segments of these asset classes. The strength of our investment performance and our proven ability to innovate within our business, together with our ongoing focus on strategic, inorganic growth has led to consistent historical increases in our assets under management, supported by a scaled infrastructure that provides our business with a high degree of operating leverage.
Our differentiated operating model unites our investment products and global footprint around a cohesive commercial framework. Our team-oriented culture fosters collaboration and alignment, supports our shared investment themes approach to sourcing and executing deals and leads to attractive returns for our investors. Through multiple decades of experience, we have developed an ecosystem of insight, engagement and collaboration across our platforms and products, which currently include more than 450 active portfolio companies, approximately 300 real estate properties and over 7,000 credit positions, across more than 33 countries.
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

	Capital	Growth	Impact	Credit	Real Estate		Market Solutions
Platforms	Focused on large scale, control / co-control and thematic investments	Flexible investing platform focused on rapidly growing businesses	Leading global impact investing platform pursuing societal benefits & financial returns at scale	Diversified solutions across a wide range of credit opportunities	Multi-product, diversified real estate investing platform		Platform focused on leveraging the TPG ecosystem to address market opportunities
	$97.7 billion AUM	$37.3 billion AUM	$36.9 billion AUM	$108.0 billion AUM	$43.2 billion AUM		$22.6 billion AUM

Products	TPG Capital	TPG Growth	The Rise Funds	TPG Credit Solutions	TREP	TPG AG U.S. Real Estate	TPG GP Solutions
	TPG Healthcare Partners	TPG Tech Adjacencies	TPG Rise Climate	TPG Direct Lending	TRECO	TPG AG Europe Real Estate	TPG NewQuest
	TPG Asia	TPG Life Sciences Innovations	TRC Transition Infrastructure	TPG Asset Based Finance	TRTX	TPG Asia Real Estate	TPG Peppertree
		TPG Emerging Companies Asia	TRC Global South Initiative	TPG CLOs	TAC+	TPG Net Lease	TPG Private Equity Opportunities
		TPG Sports	TPG NEXT	TPG Multi-Asset Credit
_________________
Note: AUM as of September 30, 2026.
Platforms
Platform: Capital
Our Capital platform is focused on large-scale, control-oriented private equity investments. We pursue opportunities across geographies and specialize in sectors where we have developed deep thematic expertise over time. Our Capital platform funds are organized in three primary products: (1) TPG Capital, (2) TPG Healthcare Partners and (3) TPG Asia.
The following table presents certain data about our Capital platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$98	$48	10	$23
Product: TPG Capital
TPG Capital is our North America and Europe-focused private equity investing business, with $63.3 billion in assets under management as of September 30, 2026. TPG Capital employs a sector-driven, highly thematic approach to sourcing and primarily seeks to invest in traditional buyouts, transformational deals such as corporate carve-outs and large-scale growth equity transactions. We invest in market leaders with fundamentally strong business models that are expected to benefit from long-term secular growth trends. We also seek to help our portfolio companies accelerate their growth under our ownership through a variety of operational improvements, such as by leveraging our human capital team to upgrade or enhance our management teams and boards, and by investing in organic and inorganic growth.

Product: TPG Healthcare Partners
We established TPG Healthcare Partners (“THP”) in 2019 to pursue healthcare-related investments, primarily in partnership with other TPG funds. THP provides our limited partners with a dedicated healthcare investment platform that touches all areas of healthcare, including providers, payors, pharmaceuticals, medical devices and healthcare technology.
Product: TPG Asia
TPG was one of the first alternative asset management firms to establish a dedicated Asia franchise and began investing in the region in 1994. Currently, TPG Asia focuses on pursuing investments in the Asia-Pacific region, including Australia, India, Korea and Southeast Asia, with $24.5 billion in assets under management as of September 30, 2026. Our distributed regional footprint has provided a foundation for us to pursue highly attractive investing opportunities in the region with both new and existing products and strategies. We invest through a variety of transaction structures, including through partnerships with large corporations and families.
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
The following table presents certain data about our Growth platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$37	$18	11	$8
Product: TPG Growth
TPG Growth is our dedicated growth equity and middle market investing product, with $20.0 billion in assets under management as of September 30, 2026. TPG Growth seeks to make growth buyout and growth equity investments, primarily in North America and India.
Product: TPG Tech Adjacencies
TPG Tech Adjacencies (“TTAD”), with $12.3 billion in assets under management as of September 30, 2026, is a product we developed organically to pursue minority and/or structured investments in internet, software, digital media and other technology sectors. Specifically, TTAD aims to provide flexible capital for founders, employees and early investors seeking liquidity, as well as primary structured equity solutions for companies looking for additional, creative capital for growth.
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
Product: TPG Emerging Companies Asia
TPG Emerging Companies Asia (“TECA”) is our new lower-to-middle market growth buyout strategy focused on developed markets in the APAC region, primarily Australia, New Zealand, Southeast Asia and South Korea. TECA leverages our 30-year track record in Asia and deep sector specialization to invest in profitable companies benefitting from regional tailwinds. TECA targets control-oriented transactions, while selectively pursuing minority investments.

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
•The TPG Rise Climate Coalition: A partnership between TPG and 35 leading global enterprises that are investors in TPG Rise Climate to accelerate the sharing of knowledge, best practices and investment opportunities arising from the energy transition among the group and more broadly across the TPG Impact platform.
We have demonstrated that our impact investments can deliver profit and positive impact in tandem. Our Impact funds are organized in five primary products: (1) The Rise Funds, (2) TPG Rise Climate, (3) TPG Rise Climate Transition Infrastructure, (4) TPG Rise Climate Global South Initiative and (5) TPG NEXT.
The following table presents certain data about our Impact platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$37	$23	10	$11
Product: The Rise Funds
The Rise Funds are our dedicated vehicles for investing globally in companies that generate business performance and strong returns alongside a demonstrable and significant positive societal impact, with $10.7 billion in assets under management as of September 30, 2026. The Rise Funds’ core areas of focus include climate and conservation, education, financial inclusion, food and agriculture, healthcare and impact services.
Product: TPG Rise Climate
Launched in 2021, TPG Rise Climate (“Rise Climate”) is our dedicated climate private equity impact investing product, which has raised $18.7 billion in total commitments. Rise Climate applies TPG’s private equity capabilities to pursue climate-related investments in thematic areas including clean electrons, clean molecules and materials and adaptive solutions, all without sacrificing our focus on financial returns. Rise Climate has a global focus and invests opportunistically across buyouts, carve-outs and growth equity transactions.
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
The following table presents certain data about our Credit platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$108	$61	103	$25
Product: TPG Credit Solutions
TPG Credit Solutions, with $24.0 billion in assets under management as of September 30, 2026, invests in stressed, distressed and special situation corporate credit opportunities, primarily in North America and Europe, and can dynamically pivot between the public and private markets. TPG Credit Solutions employs what we believe to be a differentiated, solutions-based approach that is capable of being executed in any market environment. TPG Credit Solutions seeks to align with companies, financial sponsors and business owners and to use its structuring skill and flexible capital base to create bespoke, bilaterally-negotiated financing transactions that help resolve complex and idiosyncratic financial challenges. TPG Credit Solutions funds may also opportunistically invest in securities acquired at what the investment team believes are discounted prices relative to their intrinsic value and offer the potential for contractual income and/or price appreciation. TPG Credit Solutions invests through the Credit Solutions, Essential Housing and Hybrid Solutions closed-end funds, as well as the Corporate Credit Opportunities open-ended fund.
Product: TPG Direct Lending
TPG Direct Lending focuses on sourcing, underwriting and actively managing a diversified portfolio of lower middle market, senior secured loans, including revolvers and first lien debt, and seeks to deliver stable and attractive returns while minimizing volatility and protecting the downside. As a direct lender to private equity backed lower middle market companies primarily with $25.0 million of EBITDA or less, the product focuses on sourcing differentiated opportunities from our long-standing and diverse set of sponsor relationships. TPG Direct Lending includes the TPG AG Middle Market Direct Lending (“MMDL”) closed-end fund series and evergreen vehicle, SMAs, TPG Advantage Direct Lending (“ADL”), as well as a public, non-traded business development company (“BDC”), TPG Twin Brook Capital Income Fund (“TCAP”). As of September 30, 2026, TPG Direct Lending had $38.4 billion in assets under management.

Product: TPG Asset Based Finance
TPG Asset Based Finance focuses on investment-grade asset-based finance and direct lending, with opportunities to expand through additional strategies over time. TPG Asset Based Finance invests through a variety of vehicles including the Mortgage Value Partners Fund open-ended hedge fund, the Asset Based Credit closed-end fund series and evergreen vehicle, SMAs and TPG Mortgage Investment Trust, Inc. (NYSE: MITT) (“MITT”), which is an externally managed, publicly traded residential mortgage real estate investment trust. As of September 30, 2026, TPG Asset Based Finance had $34.1 billion in assets under management.
Product: TPG CLOs
TPG CLOs, with $8.8 billion in assets under management as of September 30, 2026, invest predominantly in non-investment grade senior secured bank loans. TPG CLOs investment team consists of members in both New York and London. The U.S. CLOs invest in U.S. dollar-denominated broadly syndicated loans, and the European CLOs invest in Euro-denominated loans and secured bonds. Our global platform allows us to provide our investors with diversification across industries and geographies as we construct well diversified, liquid portfolios that are actively traded. In addition to TPG CLOs, the platform also manages bespoke performing credit vehicles and commingled closed end CLO funds.
Product: TPG Multi-Asset Credit
TPG Multi-Asset Credit, with $2.8 billion in assets under management as of September 30, 2026, invests across the breadth of Credit, with a geographic focus in the United States and Western Europe. TPG Multi-Asset Credit offers actively managed co-mingled funds, including the Super Fund, which changed its name to Dynamic Credit Income Fund, effective January 1, 2026, in addition to bespoke vehicles and various multi-strategy credit funds-of-one. These funds invest in public and private investment opportunities sourced from across Credit, as well as arbitrage strategies, including convertible arbitrage and merger arbitrage. TPG Multi-Asset Credit funds invest in, among other products, corporate loans and bonds, residential, consumer and asset-based loans and securities, hybrid instruments and derivative securities, including currency and interest rate hedges.
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
The following table presents certain data about our Real Estate platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$43	$27	36	$14
Product: TPG Real Estate Partners
TPG Real Estate Partners (“TREP”), with $11.8 billion in assets under management as of September 30, 2026, focuses on acquiring and building platforms, which we believe creates more efficient operating structures and ultimately results in scaled investments that may trade at premium entity-level pricing in excess of the net asset value of individual properties. TREP utilizes a distinct theme-based strategy for sourcing and executing proprietary investments and, over time, many of these themes have aligned with TPG’s broader thematic sector expertise, particularly those pertaining to the healthcare and technology sectors.

Product: TPG Real Estate Thematic Advantage Core-Plus
TPG Real Estate Thematic Advantage Core-Plus (“TAC+”), with $4.2 billion in assets under management as of September 30, 2026, is an extension of our opportunistic real estate investment program. TAC+ targets investments in stabilized (or near stabilized) high-quality real estate, particularly in thematic sectors where we have gained significant experience and conviction. The investment strategy is designed to enhance traditional core-plus objectives of capital preservation and reliable current income generation by applying our differentiated thematic approach, strategy and skillset.
Product: TPG AG U.S. Real Estate
TPG AG U.S. Real Estate, with $6.1 billion in assets under management as of September 30, 2026, manages assets across various product sectors and has been active in many of the major U.S. real estate markets. TPG AG U.S. Real Estate focuses on purchasing what we believe to be underperforming and undervalued real estate assets, where we then execute an active asset management strategy to reposition and stabilize the properties. TPG AG U.S. Real Estate is diversified across property sectors, with a thematic portfolio construction focused on rental residential, industrial, self-storage, life science, student housing and medical office, among other sectors.
Product: TPG AG Europe Real Estate
TPG AG Europe Real Estate, with $4.7 billion in assets under management as of September 30, 2026, manages assets across Europe, with investments primarily located in major cities in Western Europe and the United Kingdom. TPG AG Europe Real Estate focuses on sub-performing and distressed real estate assets. The TPG AG Europe Real Estate portfolio includes industrial, residential, office, hotel, retail, student housing, self-storage and other asset types.
Product: TPG Asia Real Estate
TPG Asia Real Estate, with $6.5 billion in assets under management as of September 30, 2026, manages assets across Asia, with investments primarily in Japan, South Korea, Hong Kong, China and Singapore. TPG Asia Real Estate focuses on capitalizing on opportunistic investments primarily created through situations such as a lack of real estate expertise, illiquidity or distress. The TPG Asia Real Estate portfolio includes office, industrial, residential, hotel, retail, life science and other asset types.
Product: TPG Net Lease
TPG Net Lease, with $2.5 billion in assets under management as of September 30, 2026, focuses on single tenant commercial real estate, generally leased to non-investment grade tenants, largely acquired in simultaneous sale-leaseback transactions. TPG Net Lease primarily purchases existing facilities that are integral to the ongoing operations of the tenants, such as a company’s manufacturing plant or distribution centers. TPG Net Lease manages assets primarily located within the United States, with certain assets in the United Kingdom, Western Europe, Canada and Mexico.
Product: Real Estate Credit
TPG RE Finance Trust, Inc.
TPG RE Finance Trust, Inc. (NYSE: TRTX) (“TRTX”) is externally managed by an affiliate of TPG and directly originates, acquires and manages commercial mortgage loans and other commercial real estate-related debt instruments in North America for its balance sheet. The platform’s objective is to provide attractive risk-adjusted returns to its stockholders over time through cash distributions. As of September 30, 2026, the TRTX loan investment portfolio consisted of 59 first mortgage loans (or interests therein) and total loan commitments of $5.2 billion.
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

Platform: Market Solutions
Our Market Solutions platform leverages the broader TPG ecosystem to create differentiated products in order to address specific market opportunities.
The following table presents certain data about our Market Solutions platform as of September 30, 2026 (dollars in billions):

AUM	Fee-earning AUM	Active Funds	Available Capital
$23	$13	15	$6
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
NewQuest Capital
NewQuest seeks to acquire private equity positions on a secondary basis in underlying portfolio companies whose businesses are substantially based in the Asia Pacific region. With $3.0 billion in assets under management as of September 30, 2026, NewQuest is principally focused on complex secondary transactions.
TPG GP Solutions
Established in 2021, TGS was created to invest in high-quality, stable private equity assets, which are principally based in North America and Europe, in partnership with third-party general partners. With $5.6 billion in assets under management as of September 30, 2026, TGS brings a primary private equity approach to the general partner-led secondaries market that leverages the TGS team’s deep investing experience and the insights and expertise of the broader TPG ecosystem.
Product: TPG Private Equity Opportunities
TPG Private Equity Opportunities (“T-POP”) seeks to create an attractive and diversified portfolio of private equity assets primarily through making direct co-investments in transactions executed by TPG’s private equity strategies. Structured as a perpetual investment solution, T-POP accepts fully funded subscriptions monthly and aims to provide limited partners a liquidity option by means of a quarterly redemption program. T-POP launched in June 2025 and as of September 30, 2026, had $3.5 billion in assets under management.
Product: TPG Peppertree
Peppertree was formed in 2004 and acquired by TPG in July 2025. TPG Peppertree specializes in investing in wireless communication towers within the digital infrastructure space. With $10.0 billion in assets under management as of September 30, 2026, TPG Peppertree has made more than 180 investments through ten flagship funds, supporting the construction and acquisition of more than 11,000 wireless communication infrastructure assets.
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
Through our capital markets activities, we generate underwriting, placement, arrangement, structuring and advisory fee revenue. During the three and nine months ended September 30, 2026, our capital markets business drove $72.5 million and $268.8 million in transaction revenue, respectively. During the three and nine months ended September 30, 2025, our capital markets business drove $46.7 million and $155.3 million in transaction revenue, respectively. We believe that the high margin profile of our business coupled with our consistent ability to deliver superior financing outcomes drives significant value to our portfolio companies and our stockholders.
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
The third quarter of 2026 was characterized by moderating equity market performance, a resumption of Federal Reserve policy tightening and a significant increase in Treasury yields. While major equity indices remained near record highs and delivered positive returns, market leadership became increasingly concentrated among large-cap technology companies. At the same time, investors reassessed the outlook for inflation and monetary policy as the Federal Reserve raised interest rates for the first time since 2023 and Treasury yields climbed to their highest levels in decades.
U.S. equity markets produced mixed results during the quarter. Large-cap indices generated modest gains, led by continued strength in technology-oriented companies. The Nasdaq Composite advanced 2.6%, the Nasdaq 100 gained 0.6% and the S&P 500 rose 2.3%. In contrast, smaller-capitalization equities lagged as higher interest rates and a more restrictive policy environment weighed on performance. The Russell 2000 declined 7.2% and the S&P MidCap 400 decreased 6.4%. The divergence in returns reflected increasingly narrow market leadership following the broad-based rally experienced during the second quarter.
Sector performance was similarly uneven. Energy was the strongest-performing sector, rising 17.2% during the quarter as commodity prices rose due to the ongoing conflict in the Middle East. Technology gained 7.2%, Healthcare advanced 6.5% and Communication Services increased 3.6%. Relative underperformers included Utilities, Industrials and Real Estate, which fell (12.4%), (9.7%) and (5.6%), respectively. The dispersion between sector returns highlighted investor selectivity amid a more challenging macroeconomic and interest rate environment.
Macroeconomic developments during the quarter were shaped by persistent inflationary pressures, resilient economic growth and a shift in Federal Reserve policy. While inflation continued to moderate from prior highs, it remained above the Federal Reserve’s long-term 2% target. Labor market conditions also remained relatively healthy, supporting continued economic expansion. Against this backdrop, the Federal Reserve raised the federal funds target range by 25 basis points to a range of 3.75% to 4.00% in September, marking its first rate increase since 2023. Policymakers cited elevated inflation and stronger-than-expected economic activity as factors supporting tighter monetary policy and indicated that additional rate increases could be warranted should inflationary pressures persist.
United States Treasury yields rose sharply across the curve during the quarter as markets adjusted to higher policy rates and expectations for a more restrictive interest rate environment. The 2-Month Treasury yield increased 33 basis points to 4.1%, while the 1-Year Treasury yield rose 56 basis points to 4.5%. Intermediate and long-term maturities also experienced significant increases, with the 5-Year Treasury yield rising 86 basis points to 5.1%, the 10-Year Treasury yield increasing 82 basis points to 5.3% and the 30-Year Treasury yield advancing 68 basis points to 5.6%. Notably, the 10-Year Treasury yield moved above 5% during the quarter and ended September at approximately 5.3%, its highest level in decades. The broad rise in yields represented one of the defining market developments of the quarter and contributed to weaker performance among several rate-sensitive sectors.

In corporate credit markets, both U.S. and European high yield generated negative performance in the third quarter of 2026. According to J.P. Morgan data, U.S. high yield returned (1.7%) and the European market returned (1.0%) during the three-month period. In the United States, high yield bond spreads widened by 32 basis points during the quarter to 338 basis points. In Europe, high yield spreads widened by 11 basis points during the quarter to 362 basis points. The high yield default rate, measured on a trailing twelve-month basis, ended the quarter at 2.7% in the United States and 1.9% in Europe. Additionally, the J.P. Morgan U.S. Leveraged Loan Index returned 1.99%, and the J.P. Morgan European Leveraged Loan Index returned 1.08% for the third quarter of 2026. The U.S. Leveraged Loan Index ended the quarter at a yield of 9.49% and 490 basis point spread, while the European Leveraged Loan Index ended the quarter at a yield of 8.94% and 553 basis point spread.
Organization
We are a holding company and our only business is to act as the owner of the entities serving as the general partner of the TPG Operating Group partnerships and our only material assets are Common Units representing approximately 45% of the outstanding Common Units and 100% of the interests in certain intermediate holding companies as of September 30, 2026. In our capacity as the sole indirect owner of the entities serving as the general partner of the TPG Operating Group partnerships, we indirectly control all of the TPG Operating Group’s business and affairs.
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

Key Components of our Results of Operations
Results of Operations
The following table provides information regarding our condensed consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Fees and other	$712,743	$596,499	$2,037,734	$1,709,028
Capital allocation-based income	508,369	627,018	1,524,808	1,469,902
Total revenues	1,221,112	1,223,517	3,562,542	3,178,930
Expenses
Compensation and benefits:
Cash-based compensation and benefits	239,375	213,966	713,588	646,157
Equity-based compensation	213,632	158,382	700,498	573,836
Performance allocation compensation	334,553	419,420	1,045,070	951,562
Total compensation and benefits	787,560	791,768	2,459,156	2,171,555
General, administrative and other	172,443	166,198	494,741	512,844
Depreciation and amortization	40,327	41,035	123,420	103,225
Interest expense	35,484	32,322	104,441	81,690
Total expenses	1,035,814	1,031,323	3,181,758	2,869,314
Investment income (loss)
Net gains (losses) from investment activities	120,991	212	110,807	(2,666)
Interest, dividends and other	15,590	35,730	45,579	54,700
Total investment income	136,581	35,942	156,386	52,034
Income before income taxes	321,879	228,136	537,170	361,650
Income tax expense	58,034	28,906	76,928	44,481
Net income	263,845	199,230	460,242	317,169
Net income attributable to non-controlling interests	164,211	132,090	268,635	209,695
Net income attributable to TPG Inc.	$99,634	$67,140	$191,607	$107,474

Net income per share data:
Net income available to Class A common stock per share
Basic	$0.45	$0.33	$0.82	$0.43
Diluted	$0.41	$0.20	$0.58	$0.15
Weighted-average shares of Class A common stock outstanding
Basic	171,184,988	150,527,419	165,205,826	133,901,421
Diluted	385,665,619	378,345,947	384,955,522	372,649,226

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues
Revenues consisted of the following for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change	%

	($ in thousands)
Management fees	$572,667	$470,522	$102,145	22%
Transaction, monitoring and other fees	72,483	46,671	25,812	55%
Expense reimbursements and other	67,593	79,306	(11,713)	(15)%
Total fees and other	712,743	596,499	116,244	19%
Performance allocations	481,897	592,932	(111,035)	(19)%
Capital interests	26,472	34,086	(7,614)	(22)%
Total capital allocation-based income	508,369	627,018	(118,649)	(19)%
Total revenues	$1,221,112	$1,223,517	$(2,405)	—%
Fees and other revenues increased $116.2 million, or 19%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change resulted primarily from a $102.1 million increase in management fees and a $25.8 million increase in transaction, monitoring and other fees.
Management Fees. The $102.1 million increase in management fees during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is attributable to:
•an increase of $31.5 million from our Capital platform primarily driven by management fees, including catch-up fees, earned from TPG X following its activation in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•an increase of $8.4 million from our Growth platform primarily driven by management fees earned from TECA resulting from new capital raised during the three months ended September 30, 2026 and fees earned from TPG Sports following its activation in the first quarter of 2026;
•an increase of $34.9 million from our Impact platform primarily driven by catch-up fees earned from Rise Climate II and fees earned from Rise Climate Global South resulting from new capital raised during the three months ended September 30, 2026;
•an increase of $13.0 million from our Credit platform primarily driven by a higher fee basis across MMDL V and ABC Fund II resulting from new investments;
•a decrease of $1.6 million from our Real Estate platform; and
•an increase of $17.3 million from our Market Solutions platform primarily driven by management fees from TGS II following its activation in the third quarter of 2025 and higher management fees from T-POP resulting from additional subscriptions during the three months ended September 30, 2026.
Catch-up management fees totaled $62.4 million during the three months ended September 30, 2026 and primarily consisted of $21.1 million for TPG X, $20.1 million for Rise Climate II and $5.5 million for Rise Climate Global South.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $25.8 million, or 55%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other decreased $11.7 million, or 15%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by lower reimbursable expenses from TPG funds.

Performance Allocations. Performance allocations decreased $111.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Realized performance allocation gains for the three months ended September 30, 2026 and 2025 totaled $37.0 million and $278.3 million, respectively. Unrealized performance allocation gains for the three months ended September 30, 2026 and 2025 totaled $444.9 million and $314.7 million, respectively.
The table below highlights performance allocations for the three months ended September 30, 2026 and 2025, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Three Months Ended September 30,
	2026	2025	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$289,545	$309,411	$(19,866)	(6)%
Growth(1)	74,997	15,469	59,528	NM
Impact	(27,067)	56,113	(83,180)	(148)%
Credit	88,275	125,607	(37,332)	(30)%
Real Estate	23,283	66,393	(43,110)	(65)%
Market Solutions	30,666	32,661	(1,995)	(6)%
Total TPG Operating Group Shared:	$479,699	$605,654	$(125,955)	(21)%
TPG Operating Group Excluded:
Capital	$2,458	$(5,031)	$7,489	149%
Growth	(468)	(8,037)	7,569	94%
Real Estate	208	346	(138)	(40)%
Total TPG Operating Group Excluded(2)	2,198	(12,722)	14,920	117%
Total Performance Allocations	$481,897	$592,932	$(111,035)	(19)%
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
The $111.0 million decrease in performance allocation during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is attributable to:
•income of $289.5 million from our Capital platform for the three months ended September 30, 2026 was primarily driven by income of $94.7 million from TPG IX, $60.7 million from TPG VIII, $57.3 million from TPG X, $47.8 million from Asia VIII and $21.7 million from THP I. Performance allocation income of $309.4 million for the three months ended September 30, 2025 was largely driven by income of $190.0 million from TPG IX, $52.2 million from TPG X, $38.4 million from Asia VIII and $37.1 million from Asia VII, partially offset by losses of $29.7 million from TPG VII and $19.5 million from TPG VIII;
•income of $75.0 million from our Growth platform for the three months ended September 30, 2026 was primarily driven by income of $47.9 million from TTAD III, $39.4 million from Growth VI and $35.2 million from TTAD II, partially offset by losses of $43.0 million from Growth IV. Performance allocation income of $15.5 million for the three months ended September 30, 2025 was primarily driven by income of $29.8 million from TTAD II, $13.6 million from Growth III and $5.9 million from Growth IV, partially offset by losses of $28.4 million from TTAD;

•losses of $27.1 million from our Impact platform for the three months ended September 30, 2026 were primarily driven by losses of $83.2 million from Rise II and $25.2 million from Rise I, partially offset by gains of $73.8 million from Rise Climate I. Performance allocation income of $56.1 million for the three months ended September 30, 2025 was primarily driven by income of $25.6 million from Rise Climate I and $22.8 million from Rise III;
•income of $88.3 million from our Credit platform for the three months ended September 30, 2026 was primarily driven by income of $12.9 million from Credit Solutions II, $11.7 million from Credit Solutions III, $11.5 million from MMDL V and $7.5 million from ABC Fund II. Performance allocation income of $125.6 million for the three months ended September 30, 2025 was primarily driven by income of $32.6 million from Credit Solutions II, $19.1 million from MVP, $10.5 million from Credit Solutions III, $8.5 million from ABC Fund I, $6.9 million from MMDL V and $6.6 million from Credit Solutions I;
•income of $23.3 million from our Real Estate platform for the three months ended September 30, 2026 was primarily driven by income of $17.6 million from TREP IV, $15.0 million from Realty XI and $13.3 million from Net Lease IV, partially offset by losses of $23.1 million from TREP III. Performance allocation income of $66.4 million for the three months ended September 30, 2025 was primarily driven by income of $40.3 million from TREP III, $14.1 million from Asia Realty V, $9.4 million from Net Lease IV and $4.2 million from Net Lease III, which was partially offset by losses of $3.1 million from Realty X; and
•income of $30.7 million from our Market Solutions platform for the three months ended September 30, 2026 was primarily driven by income of $7.4 million from the T-POP strategy and $11.8 million from Peppertree Fund IX. Performance allocation income of $32.7 million for the three months ended September 30, 2025 was primarily driven by income of $33.2 million from NewQuest IV.
•TPG Operating Group Excluded entities generated income of $2.2 million during the three months ended September 30, 2026 compared to a loss of $12.7 million during the three months ended September 30, 2025. Performance allocation income for the three months ended September 30, 2026 was primarily driven by gains of $2.4 million from Asia V from our Capital platform. Performance allocation losses for the three months ended September 30, 2025 were primarily driven by losses of $6.4 million from Biotech III and $3.8 million from Biotech V from our Growth platform and $4.4 million from Asia V from our Capital platform.
As of September 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders of TPG Operating Group shared TPG general partner entities totaled $8.0 billion. As of September 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders of TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.
Capital Interests. Capital interests income decreased $7.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change was primarily attributable to losses from our investments in TPG VII and Asia VII, which were partially offset by gains on our investments in TPG X and TPG IX during the three months ended September 30, 2026. During the three months ended September 30, 2025, we recognized gains on our investments in TPG IX and Asia VI, which were partially offset by losses on our investments in TPG VII, TPG VIII and Growth IV.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $25.4 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher salary and benefit costs resulting from an increase in headcount to support our growth.
Equity-Based Compensation. Equity-based compensation expense increased $55.3 million, or 35%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the reversal of equity-based compensation expense during the three months ended September 30, 2025 related to liability-classified performance awards that were no longer probable of vesting, as described in Note 14 to the Condensed Consolidated Financial Statements.

Performance Allocation Compensation. Performance allocation compensation decreased $84.9 million, or 20%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by lower performance allocations and the related compensation attributable to our partners and professionals.
General, Administrative and Other. General, administrative and other increased $6.2 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher professional expenses.
Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Interest Expense. Interest expense increased $3.2 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher outstanding principal balances on our debt obligations.
Net Gains from Investment Activities. Net gains from investment activities were $121.0 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. This change was primarily driven by an increase in the fair value of common stock held in Jackson during the three months ended September 30, 2026.
Interest, Dividends and Other. Interest, dividends and other decreased $20.1 million, or 56%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by changes in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased $29.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in net income attributable to TPG Inc. for the period ended September 30, 2026.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues
Revenues consisted of the following for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change	%

	($ in thousands)
Management fees	$1,574,800	$1,342,004	$232,796	17%
Transaction, monitoring and other fees	268,785	155,315	113,470	73%
Expense reimbursements and other	194,149	211,709	(17,560)	(8)%
Total fees and other	2,037,734	1,709,028	328,706	19%
Performance allocations	1,456,621	1,379,281	77,340	6%
Capital interests	68,187	90,621	(22,434)	(25)%
Total capital allocation-based income	1,524,808	1,469,902	54,906	4%
Total revenues	$3,562,542	$3,178,930	$383,612	12%
Fees and other revenues
Fees and other revenues increased $328.7 million, or 19%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This change resulted from a $232.8 million increase in management fees and a $113.5 million increase in transaction, monitoring and other fees, partially offset by a $17.6 million decrease in expense reimbursements and other.

Management Fees. The $232.8 million increase in management fees during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to:
•an increase of $92.7 million from our Capital platform primarily driven by fees earned from TPG X following its activation in the third quarter of 2025, partially offset by a step-down in fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•a decrease of $20.7 million from our Growth platform primarily driven by catch-up fees earned from Growth VI during the nine months ended September 30, 2025, partially offset by fees earned from TECA resulting from new capital raised during the nine months ended September 30, 2026 and fees earned from TPG Sports following its activation in the first quarter of 2026;
•an increase of $63.6 million from our Impact platform driven by higher management fees, including catch-up fees from Rise Climate II and Rise Climate TI, as well as fees earned from Rise IV following its activation in the first quarter of 2026;
•an increase of $45.2 million from our Credit platform primarily driven by higher fee bases across MMDL V, Credit Solutions III, ABC Fund II and ABC Evergreen resulting from new investments, partially offset by lower fee bases for MMDL IV and MMDL III resulting from the realization of portfolio investments;
•a decrease of $12.9 million from our Real Estate platform primarily driven by catch-up fees earned from Europe Realty IV during the nine months ended September 30, 2025; and
•an increase of $67.1 million from our Market Solutions platform primarily driven by additional management fees from TPG Peppertree following its acquisition in July 2025, TGS II following its activation in the third quarter of 2025 and T-POP following its launch in June 2025.
Catch-up fees totaled $69.4 million during the nine months ended September 30, 2026 and primarily consisted of $28.4 million for Rise Climate II, $20.3 million for TPG X and $6.7 million for Rise Climate TI.
Transaction, Monitoring and Other Fees. Transaction, monitoring and other fees increased $113.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by capital markets activity among our portfolio companies involving our broker-dealer.
Expense Reimbursements and Other. Expense reimbursements and other decreased by $17.6 million, or 8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by lower reimbursements from TPG funds.
Capital allocation-based income
Capital allocation-based income increased $54.9 million, or 4%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This change resulted from a $77.3 million increase in performance allocations, which was partially offset by a $22.4 million decrease in capital interests income.
Performance Allocations. Performance allocations increased $77.3 million, or 6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Realized performance allocation gains for the nine months ended September 30, 2026 and 2025 totaled $550.3 million and $930.2 million, respectively. Unrealized performance allocation gains for the nine months ended September 30, 2026 and 2025 totaled $906.4 million and $449.1 million, respectively.
The table below highlights performance allocations for the nine months ended September 30, 2026 and 2025, and separates the entities listed into two categories to reflect the Reorganization: (i) TPG general partner entities from which the TPG Operating Group Common Unit holders are expected to receive a 20% performance allocation and (ii) TPG general partner entities from which the TPG Operating Group Common Unit holders are not expected to receive any performance allocation.

	Nine Months Ended September 30,
	2026	2025	Change	%

	($ in thousands)
TPG Operating Group Shared:
Capital(1)	$489,066	$753,816	$(264,750)	(35)%
Growth(1)	155,543	61,740	93,803	152%
Impact	137,101	125,718	11,383	9%
Credit	326,114	250,896	75,218	30%
Real Estate	279,072	75,978	203,094	NM
Market Solutions	68,728	85,344	(16,616)	(19)%
Total TPG Operating Group Shared:	$1,455,624	$1,353,492	$102,132	8%
TPG Operating Group Excluded:
Capital	$3,460	$1,315	$2,145	163%
Growth	(992)	23,219	(24,211)	(104)%
Real Estate	(1,471)	1,255	(2,726)	(217)%
Total TPG Operating Group Excluded(2)	997	25,789	(24,792)	(96)%
Total Performance Allocations	$1,456,621	$1,379,281	$77,340	6%
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
The $77.3 million increase in performance allocations during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to:
•income of $489.1 million from our Capital platform for the nine months ended September 30, 2026 was primarily driven by income of $181.4 million from TPG IX, $139.6 million from TPG X, $72.1 million from Asia VIII and $43.9 million from THP I, partially offset by losses of $28.2 million from TPG VII. Performance allocation income of $753.8 million for the nine months ended September 30, 2025 was primarily driven by gains of $380.7 million from TPG IX, $150.5 million from Asia VII, $100.6 million from Asia VIII and $79.2 million from THP II, partially offset by losses of $29.1 million from THP I and $15.5 million from TPG VII;
•income of $155.5 million from our Growth platform for the nine months ended September 30, 2026 was primarily driven by income of $125.5 million from TTAD II, $97.4 million from TTAD III and $53.3 million from TPG Growth VI, partially offset by losses of $80.4 million from Growth IV, $60.5 million from TTAD I and $57.5 million from Growth V. Performance allocation income of $61.7 million for the nine months ended September 30, 2025 was primarily driven by gains of $55.4 million from TTAD II, $26.7 million from Growth IV and $14.0 million from Growth V, partially offset by losses of $26.6 million from TTAD;
•income of $137.1 million from our Impact platform for the nine months ended September 30, 2026 was primarily driven by income of $174.0 million from Rise Climate I and $81.3 million from Rise III, partially offset by losses of $88.8 million from Rise II. Performance allocation income of $125.7 million for the nine months ended September 30, 2025 was primarily driven by gains of $80.2 million from Rise III, $59.0 million from Rise Climate I and $11.1 million from Rise II, partially offset by losses of $24.6 million from Rise I;

•income of $326.1 million from our Credit platform for the nine months ended September 30, 2026 was primarily driven by income of $69.3 million from Credit Solutions III, $43.9 million from Credit Solutions II, $33.7 million from MMDL V and $23.5 million from ABC Fund II. Performance allocation income of $250.9 million for the nine months ended September 30, 2025 was primarily driven by income of $45.4 million from MVP, $45.3 million from Credit Solutions II, $21.9 million from ABC Fund I, $21.9 million from MMDL V and $19.7 million from Credit Solutions III;
•income of $279.1 million from our Real Estate platform for the nine months ended September 30, 2026 was primarily driven by income of $174.4 million from TREP IV, $40.8 million from Realty XI and $38.0 million from Asia Realty V, partially offset by losses of $26.2 million from Net Lease III and $9.7 million from Realty VIII. Performance allocation income of $76.0 million for the nine months ended September 30, 2025 was primarily driven by income of $125.6 million from TREP III, $12.4 million from Net Lease III, $11.5 million from Asia Realty V and $9.4 million from Net Lease IV, partially offset by losses of $38.4 million from Realty X and $38.0 million from Asia Realty IV; and
•income of $68.7 million from our Market Solutions platform during the nine months ended September 30, 2026 was primarily driven by income of $31.9 million from the T-POP strategy and $17.6 million from TGS I. Performance allocation income of $85.3 million for the nine months ended September 30, 2025 was primarily driven by gains of $73.3 million from NewQuest IV and $12.7 million from TPEP.
•TPG Operating Group Excluded entities generated income of $1.0 million during the nine months ended September 30, 2026 compared to $25.8 million during the nine months ended September 30, 2025. Performance allocation income for the nine months ended September 30, 2026 was primarily driven by income of $3.7 million from Asia V from our Capital platform, partially offset by losses of $1.7 million from Growth II from our Growth platform and $1.6 million from TREP II from our Real Estate platform. Performance allocation income for the nine months ended September 30, 2025 was primarily driven by gains of $10.4 million from Gator, $10.1 million from Growth II and $4.8 million from Biotech III from our Growth platform.
As of September 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders of TPG Operating Group shared TPG general partner entities totaled $8.0 billion. As of September 30, 2026, accrued performance allocations presented as investments in the Condensed Consolidated Statements of Financial Condition for Common Unit holders of TPG Operating Group excluded TPG general partner entities totaled $0.2 billion.
Capital Interests. Capital interests income decreased $22.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This change was primarily attributable to losses from our investments in TPG VII and Asia VII, partially offset by gains from our investments in TPG X and TGS I during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we recognized gains on our investments in TPG IX and Asia VII, partially offset by losses from our investments in TPG VII and TPG VIII.
Expenses
Cash-Based Compensation and Benefits. Cash-based compensation and benefits expense increased $67.4 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulting from an increase in headcount to support our growth.
Equity-Based Compensation. Equity-based compensation expense increased $126.7 million, or 22%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the reversal of equity-based compensation expense during the nine months ended September 30, 2025 related to liability-classified performance awards that were no longer probable of vesting, as described in Note 14 to the Condensed Consolidated Financial Statements, and an increase in compensatory RSU grants to TPG employees.
Performance Allocation Compensation. Performance allocation compensation increased $93.5 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher performance allocations and the related compensation attributable to our partners and professionals.

General, Administrative and Other. General, administrative and other decreased $18.1 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by lower reimbursable expenses incurred on behalf of TPG funds and lower professional services, partially offset by higher occupancy costs.
Depreciation and Amortization. Depreciation and amortization increased $20.2 million, or 20%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by amortization of intangible assets resulting from the July 2025 acquisition of Peppertree.
Interest Expense. Interest expense increased $22.8 million, or 28%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher average debt outstanding throughout the year.
Net Gains from Investment Activities. Net gains from investment activities totaled $110.8 million for the nine months ended September 30, 2026 compared to net losses of $2.7 million for the nine months ended September 30, 2025, primarily driven by an increase in the fair value of common stock held in Jackson during the nine months ended September 30, 2026.
Interest, Dividends and Other. Interest, dividends and other decreased $9.1 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by changes in the fair value of contingent liabilities related to acquisitions.
Income Tax Expense. Income tax expense increased by $32.4 million, or 73%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in income attributable to TPG Inc.

Unaudited Condensed Consolidated Statements of Financial Condition (U.S. GAAP basis)

	September 30, 2026	December 31, 2025

	($ in thousands)
Assets
Cash and cash equivalents	$799,786	$826,105
Investments	10,277,810	9,211,816
Due from affiliates	519,536	573,590
Intangible assets and goodwill	1,049,646	1,158,027
Right-of-use assets	549,487	552,254
Deferred tax assets	983,296	860,676
Other assets	503,715	310,467
Total assets	$14,683,276	$13,492,935

Liabilities and Equity
Debt obligations	$2,279,492	$1,722,547
Due to affiliates	766,275	694,632
Accrued performance allocation compensation	5,934,509	5,399,750
Operating lease liabilities	659,800	604,593
Other liabilities	1,075,955	935,038
Total liabilities	10,716,031	9,356,560

Equity
Class A common stock $0.001 par value, 2,340,000,000 shares authorized (173,699,268 and 153,113,961 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	173	153
Class B common stock $0.001 par value, 750,000,000 shares authorized (210,848,910 and 224,331,812 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	211	224
Preferred stock, $0.001 par value, 25,000,000 shares authorized (0 issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Additional paid-in-capital	1,764,591	1,476,444
Accumulated deficit	(412,926)	(291,604)
Accumulated other comprehensive income, net of tax	(45)	—
Non-controlling interests	2,615,241	2,951,158
Total equity	3,967,245	4,136,375
Total liabilities and equity	$14,683,276	$13,492,935
Investments increased $1,066.0 million during the nine months ended September 30, 2026 primarily due to purchases of investments of $1,206.5 million and net capital allocation-based income of $1,524.8 million, partially offset by proceeds of $1,092.1 million and deconsolidation activity of $804.8 million.
Other assets increased $193.2 million during the nine months ended September 30, 2026 primarily related to the issuance of Class A common stock to a subsidiary of Jackson as described in Note 15.
Debt obligations increased $556.9 million during the nine months ended September 30, 2026 primarily due to the issuance of the 2031 Senior Notes.
Accrued performance allocation compensation increased $534.8 million for the nine months ended September 30, 2026, primarily attributable to performance allocation compensation of $1,045.1 million, partially offset by settlements of performance allocation compensation of $508.8 million.

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
Fee-Related Revenues. Fee-related revenues (“FRR”) is a component of FRE. Fee-related revenues is comprised of (i) management fees, (ii) fee-related performance revenues, and (iii) transaction, monitoring and other fees, net. Fee-related performance revenues refers to incentive fees from perpetual capital vehicles that are: (i) measured and expected to be received on a recurring basis and (ii) not dependent on realization events from the underlying investments. Fee-related revenues differs from revenue computed in accordance with U.S. GAAP in that it excludes certain reimbursement expense arrangements. Refer to “—Reconciliation to U.S. GAAP Measures” to the comparable line items on the Condensed Consolidated Statements of Operations.

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
The following table sets forth our total FRE and DE for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
Management fees	$572,867	$461,338	$1,564,839	$1,324,961
Fee-related performance revenues	10,512	7,340	27,667	20,309
Transaction, monitoring and other fees, net	54,693	40,718	230,938	135,509
Fee-Related Revenues	638,072	509,396	1,823,444	1,480,779
Cash-based compensation and benefits, net	201,130	185,504	615,524	553,398
Fee-related performance compensation	5,255	3,671	13,833	10,155
Operating expenses, net	110,336	95,220	311,195	291,146
Fee-Related Expenses	316,721	284,395	940,552	854,699
Fee-Related Earnings	321,351	225,001	882,892	626,080
Realized performance allocations, net	6,690	30,424	109,792	157,082
Realized investment income and other, net	(7,056)	2,688	(12,027)	(6,990)
Depreciation expense	(4,903)	(5,213)	(16,439)	(15,320)
Interest expense, net	(29,818)	(23,226)	(85,528)	(54,923)
Distributable Earnings	286,264	229,674	878,690	705,929
Income taxes	(21,450)	(15,312)	(52,000)	(36,541)
After-Tax Distributable Earnings	$264,814	$214,362	$826,690	$669,388
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Fee-Related Revenues
Fee-related revenues increased $128.7 million, or 25%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The change was primarily due to additional management fees of $111.5 million and an increase in transaction, monitoring and other fees, net of $14.0 million.

Management Fees
The following table presents management fees in our platforms for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$170,482	$137,341
Growth	57,576	49,234
Impact	107,330	68,287
Credit	107,234	87,179
Real Estate	84,104	86,328
Market Solutions	46,141	32,969
Total Management Fees	$572,867	$461,338
The $111.5 million increase in management fees during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is attributable to:
•an increase of $33.1 million from our Capital platform primarily driven by management fees, including catch-up fees earned from TPG X following its activation in the third quarter of 2025, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•an increase of $8.3 million from our Growth platform primarily driven by fees earned from TECA resulting from new capital raised during the three months ended September 30, 2026 and fees earned from TPG Sports following its activation during the first quarter of 2026;
•an increase of $39.0 million from our Impact platform primarily driven by catch-up fees earned from Rise Climate II and fees earned from Rise Climate Global South resulting from new capital raised during the three months ended September 30, 2026;
•an increase of $20.1 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V and MMDL Evergreen as a result of new investments;
•a decrease of $2.2 million from our Real Estate platform primarily driven by the decrease in the fee basis of Net Lease Realty III; and
•an increase of $13.2 million from our Market Solutions platform primarily driven by management fees from TGS II following its activation in the third quarter of 2025 and higher management fees from T-POP resulting from additional subscriptions during the three months ended September 30, 2026.
Catch-up fees totaled $62.4 million during the three months ended September 30, 2026 and primarily consisted of $21.1 million for TPG X, $20.1 million for Rise Climate II and $5.5 million for Rise Climate Global South.

Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Credit	$10,479	$7,340
Market Solutions	33	—
Total Fee-Related Performance Revenues	$10,512	$7,340
Fee-related performance revenues increased $3.2 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to higher incentive fees from TCAP.
Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$2,061	$1,406
Growth	706	284
Impact	1,795	2,393
Credit	3,053	2,728
Real Estate	701	603
Market Solutions	43,599	30,683
Subtotal	51,915	38,097
Other Income	2,778	2,621
Total Transaction, Monitoring and Other Fees, Net	$54,693	$40,718
Transaction, monitoring and other fees, net increased $14.0 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by our Market Solutions platform as a result of capital markets activity among our portfolio companies involving our broker-dealer.
Fee-Related Expenses
Fee-related expenses increased $32.3 million, or 11%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change was primarily due to an increase in cash-based compensation and benefits, net of $15.6 million and an increase in operating expenses, net of $15.1 million.

Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Salaries	$100,486	$96,761
Bonuses	84,462	81,168
Benefits and other	47,479	35,531
Reimbursements	(31,297)	(27,956)
Total Cash-Based Compensation and Benefits, Net	$201,130	$185,504
Total cash-based compensation and benefits, net increased $15.6 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher salary and benefit costs resulting from an increase in headcount to support our growth.
Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Credit	$5,239	$3,671
Market Solutions	16	—
Total Fee-related Performance Compensation	$5,255	$3,671
Total fee-related performance compensation increased $1.6 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the increase in fee-related performance revenues from TCAP that drive compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $15.1 million, or 16%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change was primarily due to an increase in professional fees and travel expenses.

Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$342	$18,204
Growth	2,044	1,985
Impact	55	—
Credit	3,889	6,505
Real Estate	256	531
Market Solutions	104	3,199
Total Realized Performance Allocations, Net	$6,690	$30,424
Realized performance allocations, net of $6.7 million for the three months ended September 30, 2026 were generated primarily from realizations of $1.4 million from TTAD II and $0.7 million from Growth IV in the Growth platform and $2.2 million from MMDL V in the Credit platform. The activity consisted of realizations sourced from portfolio companies including SpaceX and Calm.com.
Realized performance allocations, net of $30.4 million for the three months ended September 30, 2025 were generated primarily from realizations of $9.5 million from Asia VIII and $8.6 million from Asia VII in the Capital platform, $1.9 million from TTAD II in the Growth platform and $2.0 million from MMDL V and $1.2 million from MMDL II in the Credit platform. The activity consisted of realizations sourced from portfolio companies including Samhwa Co., Ltd and Sai Life Sciences.
Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Investments	$12,058	$26,230
Non-core expense	(19,114)	(23,542)
Total Realized Investment Income and Other, Net	$(7,056)	$2,688
The change in realized investment income and other, net of $9.7 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is primarily due to a decrease in realizations from certain investments, partially offset by a decrease in our non-core expense. Our non-core activity includes expenses of $14.1 million related to our unoccupied lease space and $1.2 million related to strategic transaction and integration activity for the three months ended September 30, 2026.
Depreciation
Depreciation expense decreased $0.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Interest Expense, Net
The following table presents interest expense, net for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025

	($ in thousands)
Interest expense	$35,392	$32,773
Interest (income)	(5,574)	(9,547)
Interest Expense, Net	$29,818	$23,226
Interest expense, net increased $6.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in FRE, partially offset by a decrease in realized performance allocations, net and an increase in interest expense, net.
Income Taxes
Income taxes increased $6.1 million, or 40%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to an increase in the current payable under the Tax Receivable Agreement.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Fee-Related Revenues
Fee-related revenues increased $342.7 million, or 23%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to additional management fees of $239.9 million and an increase in transaction, monitoring and other fees, net of $95.4 million.
Management Fees
The following table presents management fees in our platforms for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$452,092	$362,719
Growth	161,187	181,974
Impact	268,411	198,404
Credit	306,872	251,547
Real Estate	251,906	266,741
Market Solutions	124,371	63,576
Total Management Fees	$1,564,839	$1,324,961
The $239.9 million increase in management fees during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is attributable to:

•an increase of $89.4 million from our Capital platform primarily driven by fees earned from TPG X following its activation during the third quarter of 2025 and THP III following its activation during the first quarter of 2026, partially offset by a step-down in the fee basis of TPG IX from committed to invested capital in the fourth quarter of 2025;
•a decrease of $20.8 million from our Growth platform primarily driven by catch-up fees earned from Growth VI during the nine months ended September 30, 2025, partially offset by management fees earned from TECA resulting from new capital raised during the nine months ended September 30, 2026;
•an increase of $70.0 million from our Impact platform primarily driven by catch-up fees earned from Rise Climate II and Rise Climate TI during the nine months ended September 30, 2026;
•an increase of $55.3 million from our Credit platform primarily driven by a higher fee basis across Credit Solutions III, MMDL V, ABC Fund II and ABC Evergreen as a result of new investments;
•a decrease of $14.8 million from our Real Estate platform primarily driven by catch-up fees earned from Europe Realty IV during the nine months ended September 30, 2025 and a decrease in the fee basis of Net Lease Realty III; and
•an increase of $60.8 million from our Market Solutions platform primarily due to additional management fees from TPG Peppertree, which was acquired in July 2025, TGS II following its activation in the third quarter of 2025 and T-POP following its launch in June 2025.
Catch-up fees totaled $69.4 million during the nine months ended September 30, 2026 and primarily consisted of $28.4 million for Rise Climate II, $20.3 million for TPG X and $6.7 million for Rise Climate TI.
Fee-Related Performance Revenues
The following table presents fee-related performance revenues for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Credit	$27,634	$20,309
Market Solutions	33	—
Total Fee-Related Performance Revenues	$27,667	$20,309
Fee-related performance revenues increased $7.4 million, or 36%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily driven by higher incentive fees from TCAP.

Transaction, Monitoring and Other Fees, Net
The following table presents transaction, monitoring and other fees, net in our platforms for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$4,868	$4,432
Growth	1,765	977
Impact	5,532	6,333
Credit	8,911	6,237
Real Estate	2,347	3,107
Market Solutions	199,790	105,819
Subtotal	223,213	126,905
Other Income	7,725	8,604
Total Transaction, Monitoring and Other Fees, Net	$230,938	$135,509
Transaction, monitoring and other fees, net increased $95.4 million, or 70%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by capital markets activity among our portfolio companies involving our broker-dealer.
Fee-Related Expenses
Fee-related expenses increased $85.9 million, or 10%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to an increase in cash-based compensation and benefits, net of $62.1 million and an increase in operating expenses, net of $20.0 million.
Cash-Based Compensation and Benefits, Net
The following table presents cash-based compensation and benefits, net for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Salaries	$297,014	$282,049
Bonuses	251,975	238,590
Benefits and other	151,082	116,104
Reimbursements	(84,547)	(83,345)
Total Cash-Based Compensation and Benefits, Net	$615,524	$553,398
Total cash-based compensation and benefits, net increased $62.1 million, or 11%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher salary and benefit costs resulting from an increase in headcount to support our growth.

Fee-Related Performance Compensation
The following table presents fee-related performance compensation for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Credit	$13,817	$10,155
Market Solutions	16	—
Total Fee-related Performance Compensation	$13,833	$10,155
Total fee-related performance compensation increased $3.7 million, or 36%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by the increase in fee-related performance revenues from TCAP that drive compensation attributable to our partners and professionals.
Operating Expenses, Net
Operating expenses, net includes general and administrative expenses as well as reimbursements for professional services and travel expenses related to investment management and advisory services provided to TPG funds and monitoring services provided to our portfolio companies. Operating expenses, net increased $20.0 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This change was primarily due to an increase in professional fees and travel expenses.
Realized Performance Allocations, Net
The following table presents realized performance allocations, net from our platforms for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Capital	$48,170	$76,189
Growth	29,764	44,727
Impact	11,530	4,534
Credit	16,358	24,807
Real Estate	3,866	3,626
Market Solutions	104	3,199
Total Realized Performance Allocations, Net	$109,792	$157,082
Realized performance allocations, net of $109.8 million for the nine months ended September 30, 2026 were largely generated from realizations of $29.0 million from TPG IX and $12.1 million from THP II in the Capital platform, $18.1 million from TDM and $8.5 million from Growth V in the Growth platform, $11.5 million from Rise Climate I in the Impact platform, $6.3 million from MMDL V in the Credit platform and $3.4 million from Net Lease Realty III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including OneOncology, Intersect Power and Anovo.
Realized performance allocations, net of $157.1 million for the nine months ended September 30, 2025 were largely generated from realizations of $48.0 million from TPG VII and $9.8 million from TPG VIII in the Capital platform, $41.7 million from Growth IV in the Growth platform, $4.5 million from Rise Climate I in the Impact platform, $4.2 million from MMDL V, $4.0 million from MMDL IV and $3.9 million from Credit Solutions II in the Credit platform and $2.1 million from TREP III in the Real Estate platform. The activity consisted of realizations sourced from portfolio companies including Viking Cruises, Crunch Fitness, DirecTV, Q-Centrix and Nextracker.

Realized Investment Income and Other, Net
The following table presents realized investment income and other, net for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Investments	$48,743	$65,235
Non-core expense	(60,770)	(72,225)
Total Realized Investment Income and Other, Net	$(12,027)	$(6,990)
The decrease in realized investment income and other, net of $5.0 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted from decreases in realizations, partially offset by a decrease in our non-core expense. Our non-core activity includes expenses of $40.7 million related to our unoccupied lease space and $9.8 million related to strategic transaction and integration activity during the nine months ended September 30, 2026.
Depreciation
Depreciation expense increased $1.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Interest Expense, Net
The following table presents interest expense, net for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Interest expense	$104,272	$82,148
Interest (income)	(18,744)	(27,225)
Interest Expense, Net	$85,528	$54,923
Interest expense, net increased $30.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by an increase in outstanding principal balances on our debt obligations.
Distributable Earnings
The increase in DE for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in FRE, partially offset by a decrease in realized performance allocations, net and an increase in interest expense, net.
Income Taxes
Income taxes increased $15.5 million, or 42%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in our current payable under our Tax Receivable Agreement.

Reconciliation to U.S. GAAP Measures
The following tables reconcile the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP to non-GAAP financial measures for the three and nine months ended September 30, 2026 and 2025:
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
GAAP Revenue	$1,221,112	$1,223,517	$3,562,542	$3,178,930
Capital-allocation based income	(508,369)	(627,018)	(1,524,808)	(1,469,902)
Expense reimbursements	(61,176)	(76,087)	(184,461)	(202,142)
Investment income and other	(13,495)	(11,016)	(29,829)	(26,107)
Fee-Related Revenues	$638,072	$509,396	$1,823,444	$1,480,779
Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
GAAP Expenses	$1,035,814	$1,031,323	$3,181,758	$2,869,314
Depreciation and amortization expense	(40,327)	(41,035)	(123,420)	(103,225)
Interest expense	(35,484)	(32,322)	(104,441)	(81,690)
Expense reimbursements	(61,176)	(76,087)	(184,461)	(202,142)
Performance allocation compensation	(334,553)	(419,420)	(1,045,070)	(951,562)
Equity-based compensation	(213,632)	(158,382)	(700,498)	(573,836)
Acquisition success fee	—	(4,000)	—	(4,000)
Non-core expenses and other	(33,921)	(15,682)	(83,316)	(98,160)
Fee-Related Expenses	$316,721	$284,395	$940,552	$854,699

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in thousands)
Net income	$263,845	$199,230	$460,242	$317,169
Net income attributable to other non-controlling interests	(63,957)	(97,715)	(163,503)	(218,284)
Amortization expense	33,241	33,111	99,722	79,807
Equity-based compensation	213,631	160,133	701,937	585,175
Unrealized performance allocations, net	(85,812)	(84,419)	(174,083)	(116,903)
Unrealized investment income	(133,120)	28,439	(104,989)	30,059
Income taxes	36,600	13,594	24,992	7,985
Acquisition success fee	—	4,000	—	4,000
Non-recurring and other	386	(42,011)	(17,628)	(19,620)
After-tax Distributable Earnings	264,814	214,362	826,690	669,388
Income taxes	21,450	15,312	52,000	36,541
Distributable Earnings	286,264	229,674	878,690	705,929
Realized performance allocations, net	(6,690)	(30,424)	(109,792)	(157,082)
Realized investment income and other, net	7,056	(2,688)	12,027	6,990
Depreciation expense	4,903	5,213	16,439	15,320
Interest expense, net	29,818	23,226	85,528	54,923
Fee-Related Earnings	$321,351	$225,001	$882,892	$626,080
Net Accrued Performance

	September 30, 2026	December 31, 2025

	($ in thousands)
GAAP Investments	$10,277,810	$9,211,816
Equity method and other investments	(2,065,863)	(1,902,577)
Accrued performance allocation compensation	(5,934,509)	(5,399,750)
Impact of other consolidated entities	(823,145)	(629,734)
Net Accrued Performance	$1,454,293	$1,279,755

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
The following table summarizes our AUM by platform as of September 30, 2026 and 2025:

	September 30,
	2026	2025

	($ in millions)
Capital	$97,731	$87,460
Growth	37,318	30,627
Impact	36,877	29,225
Credit	108,012	85,640
Real Estate	43,202	37,663
Market Solutions	22,557	15,783
AUM as of end of period	$345,697	$286,398

The table below presents rollforwards of our total AUM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in millions)
Balance as of Beginning of Period	$326,777	$261,331	$303,029	$245,873
Acquisition	—	7,927	—	7,927
Capital Raised	15,166	18,107	41,638	35,316
Realizations	(6,581)	(7,766)	(20,379)	(18,545)
Outflows(1)	(231)	(2,000)	(1,373)	(2,684)
Changes in Investment Value and Other(2)	10,566	8,799	22,782	18,511
AUM as of end of period	$345,697	$286,398	$345,697	$286,398
_________________
(1)Outflows represent redemptions and withdrawals.
(2)Changes in Investment Value and Other consists of changes in fair value, capital invested, available capital and net fund-level asset related leverage activity plus other investment activities.
AUM increased approximately $18.9 billion during the three months ended September 30, 2026. This increase was led by $15.2 billion of capital raised primarily attributable to fundraising activities of TPG X within the Capital platform, TTAD III within the Growth platform, Rise Climate II within the Impact platform, Essential Housing IV within the Credit platform and Peppertree XI within the Market Solutions platform. These increases were partially offset by realization activities in TPG VII and TPG VIII within the Capital platform, TTAD II within the Growth platform, Rise III within the Impact platform and Asia Realty V and Realty Value XI within the Real Estate platform during the three months ended September 30, 2026. AUM also increased due to investment appreciation during the three months ended September 30, 2026.
AUM increased approximately $42.7 billion during the nine months ended September 30, 2026. This increase was led by $41.6 billion of capital raised primarily attributable to fundraising activities of TPG X within the Capital platform, TTAD III within the Growth platform, Rise Climate II and Rise IV within the Impact platform, TPG Direct Lending, TPG Asset Based Finance and Essential Housing IV within the Credit platform, Net Lease Realty V within the Real Estate platform and Peppertree XI and T-POP within the Market Solutions platform. These increases were partially offset by realization activities in TPG IX and THP II within the Capital platform, TDM within the Growth platform, Rise Climate I within the Impact platform and Credit Solutions II within the Credit platform during the nine months ended September 30, 2026. AUM also increased due to investment appreciation during the nine months ended September 30, 2026.
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

The following table summarizes our FAUM by platform as of September 30, 2026 and 2025:

	September 30,
	2026	2025

	($ in millions)
Capital	$47,995	$44,468
Growth	17,548	14,952
Impact	23,459	19,574
Credit	60,556	47,591
Real Estate	26,864	26,644
Market Solutions	13,125	9,820
FAUM as of end of period	$189,547	$163,049
The table below presents rollforwards of our FAUM for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in millions)
Balance as of Beginning of Period	$180,972	$146,415	$170,102	$141,286
Acquisition	—	4,458	—	4,458
Fee-Earning Capital Raised(1)	5,027	11,398	14,028	16,796
Deployment(2)	6,592	6,613	16,711	12,295
Realizations(3)	(3,380)	(4,666)	(9,400)	(9,864)
Reduction in Fee Base(4)	(426)	(1)	(2,706)	(1,311)
Outflows(5)	(231)	(1,635)	(1,366)	(2,315)
Market Activity and Other(6)	993	467	2,178	1,704
FAUM as of end of period	$189,547	$163,049	$189,547	$163,049
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
FAUM increased $8.6 billion during the three months ended September 30, 2026, primarily attributable to $6.6 billion in capital deployment led by TTAD III within the Growth platform and TPG Direct Lending and Credit Solutions III within the Credit platform as well as $5.0 billion in fee-earning capital raised. Capital-raising activity was driven by additional closings of TPG X within the Capital platform, subsequent closings for Rise Climate II within the Impact platform and the subsequent closing of TGS II within the Market Solutions platform.

FAUM increased $19.4 billion during the nine months ended September 30, 2026. The increase was primarily driven by $16.7 billion of deployment, led by TPG IX within the Capital platform, TPG Direct Lending, TPG Asset Based Finance and Credit Solutions III within the Credit platform and TRECO within the Real Estate platform. Additionally, FAUM also increased as a result of $14.0 billion in fee-earning capital raised, primarily attributable to additional closings of TPG X and the activation of THP III during the first quarter of 2026 within the Capital platform, the activation of TPG Sports during the first quarter of 2026 within the Growth platform and the initial close for Rise IV during the first quarter of 2026 and subsequent closings for Rise Climate II within the Impact platform. These increases were partially offset by realizations of $9.4 billion primarily attributable to TPG IX within the Capital platform, Rise Climate I within the Impact platform, and TPG Direct Lending, Credit Solutions II and Essential Housing II within the Credit platform. For the nine months ended September 30, 2026, annualized weighted average management fees as a percentage of FAUM, which represent annualized management fees divided by the average of each applicable period’s FAUM were 1.24%.
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
The tables below summarize our net accrued performance by fund vintage year and platform as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	($ in millions)
Fund Vintage
2020 & Prior	$720	$809
2021	192	136
2022	372	280
2023	42	23
2024	37	12
2025	86	20
2026	5	—
Net Accrued Performance	$1,454	$1,280

	September 30, 2026	December 31, 2025

	($ in millions)
Platform
Capital	$623	$581
Growth	213	211
Impact	189	173
Credit	132	83
Real Estate	152	100
Market Solutions	145	132
Net Accrued Performance	$1,454	$1,280

Net accrued performance was primarily driven by TPG VIII, TPG IX, Asia VII, TTAD II, Growth IV, Growth V, Rise Climate I and Rise III as of September 30, 2026 and TPG VIII, TPG IX, Asia VII, Growth V and Growth IV as of December 31, 2025.
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
Performance Generating AUM totaled $234.8 billion and $208.8 billion as of September 30, 2026 and December 31, 2025, respectively. Across the investment funds that we manage, Performance Eligible AUM totaled $287.5 billion and $254.3 billion as of September 30, 2026 and December 31, 2025, respectively.
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
The table below reflects AUM Subject to Fee-Earning Growth by platform as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	($ in millions)
AUM Not Yet Earning Fees:
Capital	$5,155	$5,481
Growth	3,969	4,029
Impact	1,852	981
Credit	21,337	13,463
Real Estate	8,332	3,886
Market Solutions	2,716	818
Total AUM Not Yet Earning Fees	$43,361	$28,658

FAUM Subject to Step-Up:
Capital	$3,422	$4,058
Growth	62	29
Credit	3,871	5,118
Real Estate	1,365	1,713
Market Solutions	1,670	903
Total FAUM Subject to Step-Up	$10,390	$11,821
Total AUM Subject to Fee-Earning Growth	$53,751	$40,479

As of September 30, 2026, AUM Not Yet Earning Fees was $43.4 billion, which primarily consisted of TPG IX, TPG VIII and THP II within the Capital platform, TTAD III within the Growth platform, Rise Climate I within the Impact platform, TPG Direct Lending, TPG Asset Based Finance, Credit Solutions III and Essential Housing IV within the Credit platform, TRECO and Net Lease Realty V within the Real Estate platform and Peppertree XI within the Market Solutions platform.
Associated with FAUM Subject to Step-Up, management fee rates for these respective underlying funds or certain investors range between 0.35% and 1.65% and step-up to rates in the range of 0.44% and 1.80% after capital is invested or as a fund reaches a certain point in its life where the fee rate for certain investors increases. FAUM Subject to Step-Up as of September 30, 2026 relates primarily to TPG X within the Capital platform, Credit Solutions III, TPG Direct Lending and TPG Asset Based Finance within the Credit platform, Asia Realty V within the Real Estate platform and T-POP within the Market Solutions platform.
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
The table below presents capital raised by platform for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$2,287	$10,601	$6,126	$11,775
Growth	2,039	855	5,678	4,347
Impact	1,948	440	4,925	3,417
Credit	5,843	4,803	15,866	11,809
Real Estate	872	1,028	4,487	1,903
Market Solutions	2,177	380	4,556	2,065
Total Capital Raised	$15,166	$18,107	$41,638	$35,316
Capital raised totaled approximately $15.2 billion for the three months ended September 30, 2026. This was primarily attributable to the fundraising activities of TPG X within the Capital platform, TTAD III within the Growth platform, Rise Climate II within the Impact platform, Essential Housing IV and TPG Direct Lending within the Credit platform and Peppertree XI within the Market Solutions platform.
Capital raised totaled approximately $41.6 billion for the nine months ended September 30, 2026. This was primarily attributable to the fundraising activities of TPG X within the Capital platform, TTAD III within the Growth platform, Rise Climate II and Rise IV within the Impact platform, TPG Direct Lending and TPG Asset Based Finance within the Credit platform, Net Lease Realty V within the Real Estate platform and Peppertree XI and T-POP within the Market Solutions platform.
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

The table below presents available capital by platform as of September 30, 2026 and 2025:

	September 30,
	2026	2025

	($ in millions)
Capital	$22,535	$22,703
Growth	7,772	7,147
Impact	11,461	10,307
Credit	24,509	16,256
Real Estate	13,719	12,358
Market Solutions	5,611	4,151
Available Capital	$85,607	$72,922
Available capital totaled $85.6 billion as of September 30, 2026, primarily attributable to TPG X, THP III, Asia VIII, TPG IX and TPG VIII within the Capital platform, TTAD III, Growth VI and TPG Sports within the Growth platform, Rise Climate II and Rise Climate I within the Impact platform, TPG Direct Lending, TPG Asset Based Finance, Credit Solutions III and Essential Housing IV within the Credit platform, Europe Realty IV, TREP IV, TRECO and Asia Realty V within the Real Estate platform and Peppertree XI and TGS II within the Market Solutions platform.
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
The table below presents capital invested by platform for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$237	$1,932	$7,036	$5,088
Growth	839	1,069	3,078	3,174
Impact	631	1,069	3,852	2,163
Credit	7,679	8,301	17,743	16,640
Real Estate	1,806	1,870	5,900	4,049
Market Solutions	292	678	2,084	1,528
Capital Invested	$11,484	$14,919	$39,693	$32,642
Capital invested was $11.5 billion for the three months ended September 30, 2026, which was primarily attributable to Rise Climate TI within the Impact platform, TPG Asset Based Finance and TPG Direct Lending within the Credit platform and TRTX within the Real Estate platform.
Capital invested was $39.7 billion for the nine months ended September 30, 2026, which was primarily attributable to TPG X, TPG IX and THP II within the Capital platform, Rise Climate II within the Impact platform, TPG Asset Based Finance, TPG Direct Lending and Credit Solutions III within the Credit platform and TRTX and TREP IV within the Real Estate platform.

Realizations
Realizations represent proceeds from the disposition of investments and current income, and in the case of credit funds, distributions sourced from realization proceeds.
The table below presents realizations by platform for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	($ in millions)
Capital	$1,423	$2,554	$6,116	$5,691
Growth	529	908	2,296	3,415
Impact	806	637	2,744	1,189
Credit	2,319	2,745	5,798	5,468
Real Estate	1,362	853	2,971	2,523
Market Solutions	142	69	454	260
Total Realizations	$6,581	$7,766	$20,379	$18,545
Realizations were $6.6 billion for the three months ended September 30, 2026, primarily attributable to realization activities in TPG VIII and TPG VII within the Capital platform, TTAD II within the Growth platform, Rise III within the Impact platform, TPG Direct Lending and Asset Based Finance within the Credit platform and Asia Realty V and Realty Value XI within the Real Estate platform.
Realizations were $20.4 billion for the nine months ended September 30, 2026, primarily attributable to realization activities in TPG IX, THP II and TPG VIII within the Capital platform, TDM within the Growth platform, Rise Climate I within the Impact platform, Credit Solutions II within the Credit platform and Realty Value XI within the Real Estate platform.
Fund Performance Metrics
Fund performance information for our investment funds as of September 30, 2026 is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. These fund performance metrics do not include co-investment vehicles, SMAs or certain other legacy or discontinued funds. Additionally, these fund performance metrics exclude the firm’s CLOs and real estate investment trusts. The fund return information for individual funds reflected in this discussion and analysis is not necessarily indicative of our firmwide performance and is also not necessarily indicative of the future performance of any particular fund. An investment in us is not an investment in any of our funds. This track record presentation is unaudited and does not purport to represent the respective fund’s financial results in accordance with U.S. GAAP. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns. See “Item 1A.—Risk Factors—Risks Related to Our Business—Our funds’ historical returns should not be considered as indicative of our or our funds’ future results or of any returns expected on an investment in our Class A common stock.”

The following tables reflect the performance of our selected funds as of September 30, 2026 ($ in millions):

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Capital
Capital Funds
Air Partners	1993	$64	$64	$697	$—	$697	81%	10.9x	73%	8.9x
TPG I	1994	721	696	3,095	—	3,095	47%	4.4x	36%	3.5x
TPG II	1997	2,500	2,554	5,010	—	5,010	13%	2.0x	10%	1.7x
TPG III	1999	4,497	3,718	12,360	—	12,360	34%	3.3x	26%	2.6x
TPG IV	2003	5,800	6,157	13,734	—	13,734	20%	2.2x	15%	1.9x
TPG V	2006	15,372	15,564	22,074	—	22,074	6%	1.4x	5%	1.4x
TPG VI	2008	18,873	19,221	33,481	60	33,541	14%	1.7x	10%	1.5x
TPG VII	2015	10,495	10,275	23,501	1,189	24,690	25%	2.4x	19%	1.9x
TPG VIII	2019	11,505	10,813	6,327	14,247	20,574	19%	1.9x	13%	1.5x
TPG IX	2022	12,014	11,685	3,408	14,290	17,698	29%	1.5x	19%	1.3x
TPG X	2025	13,811	3,657	351	4,740	5,091	NM	NM	NM	NM
Capital Funds		95,652	84,404	124,038	34,526	158,564	23%	1.9x	15%	1.6x
Asia Funds
Asia I	1994	96	78	71	—	71	(3%)	0.9x	(10%)	0.7x
Asia II	1998	392	764	1,669	—	1,669	17%	2.2x	14%	1.9x
Asia III	2000	724	623	3,316	—	3,316	46%	5.3x	31%	3.8x
Asia IV	2005	1,561	1,603	4,089	—	4,089	23%	2.6x	17%	2.1x
Asia V	2007	3,841	3,257	5,535	13	5,548	10%	1.7x	6%	1.4x
Asia VI	2012	3,270	3,285	4,818	1,880	6,698	13%	2.0x	9%	1.6x
Asia VII	2017	4,630	4,628	4,168	4,639	8,807	16%	1.8x	10%	1.5x
Asia VIII	2022	5,259	3,095	535	4,539	5,074	28%	1.7x	15%	1.3x
Asia Funds		19,773	17,333	24,201	11,071	35,272	20%	2.0x	14%	1.6x
Healthcare Funds
THP I	2019	2,704	2,496	1,184	3,192	4,376	17%	1.7x	11%	1.4x
THP II	2022	3,576	2,961	1,147	3,361	4,508	33%	1.6x	21%	1.3x
THP III	2026	1,945	100	—	119	119	NM	NM	NM	NM
Healthcare Funds		8,225	5,557	2,331	6,672	9,003	21%	1.7x	13%	1.4x
Continuation Vehicles
TPG AAF	2021	1,317	1,314	2,720	—	2,720	43%	2.1x	37%	1.9x
TPG AION	2021	207	207	—	154	154	(6%)	0.7x	(6%)	0.7x
Continuation Vehicles		1,524	1,521	2,720	154	2,874	35%	1.9x	29%	1.7x

Platform: Growth
Growth Funds
STAR	2007	1,264	1,259	1,895	—	1,895	12%	1.5x	6%	1.3x
Growth II	2011	2,041	2,185	4,910	426	5,336	21%	2.5x	15%	2.0x
Growth III	2015	3,128	3,385	5,207	1,702	6,909	23%	2.0x	15%	1.6x
Growth IV	2017	3,739	3,624	4,724	2,735	7,459	17%	2.0x	12%	1.6x
Gator	2019	726	686	839	433	1,272	23%	1.8x	18%	1.7x
Growth V	2020	3,558	3,364	1,736	3,713	5,449	14%	1.6x	9%	1.3x
Growth VI	2023	4,285	2,475	28	3,400	3,428	35%	1.4x	17%	1.2x
Growth Funds		18,741	16,978	19,339	12,409	31,748	18%	1.9x	12%	1.5x
Tech Adjacencies Funds
TTAD I	2018	1,574	1,497	1,179	1,232	2,411	14%	1.6x	10%	1.4x
TTAD II	2021	3,198	3,225	1,005	4,442	5,447	24%	1.7x	19%	1.5x
TTAD III	2025	2,508	608	—	1,269	1,269	NM	NM	NM	NM
Tech Adjacencies Funds		7,280	5,330	2,184	6,943	9,127	19%	1.7x	14%	1.5x

TDM	2017	1,326	603	1,063	—	1,063	10%	1.8x	8%	1.5x
LSI	2023	410	285	144	299	443	43%	1.6x	22%	1.3x
TECA	2025	1,260	338	10	512	522	NM	2.2x	NM	1.6x
TPG Atlas	2025	826	826	—	1,056	1,056	80%	1.3x	55%	1.2x
TPG Sports	2026	1,117	125	—	157	157	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Impact
The Rise Funds
Rise I	2017	$2,106	$2,058	$1,798	$2,029	$3,827	14%	1.8x	9%	1.5x
Rise II	2020	2,176	2,108	898	2,427	3,325	12%	1.6x	8%	1.3x
Rise III	2022	2,700	2,490	834	3,407	4,241	33%	1.7x	21%	1.4x
Rise IV	2026	1,031	267	—	297	297	NM	NM	NM	NM
The Rise Funds		8,013	6,923	3,530	8,160	11,690	16%	1.7x	10%	1.4x
Rise Climate Funds
Rise Climate I	2021	7,268	6,441	2,706	7,840	10,546	24%	1.6x	15%	1.3x
Rise Climate II(11)	2025	8,454	2,630	—	2,916	2,916	NM	NM	NM	NM
Rise Climate Global South(11)	2025	1,000	47	—	85	85	NM	NM	NM	NM
Rise Climate TI	2025	1,967	1,069	—	1,186	1,186	NM	NM	NM	NM
Rise Climate Funds		18,689	10,187	2,706	12,027	14,733	24%	1.6x	15%	1.3x

TSI	2018	333	133	368	—	368	35%	2.8x	25%	2.1x
Evercare	2019	621	460	370	217	587	4%	1.3x	1%	1.0x
TPG NEXT(12)	2023	565	92	3	101	104	50%	1.1x	(69%)	0.7x

Platform: Credit
TPG Credit Solutions
Credit Solutions I	2019	1,805	1,801	2,294	471	2,765	15%	1.6x	12%	1.4x
Credit Solutions I Dislocation A	2020	909	602	795	—	795	34%	1.3x	27%	1.3x
Credit Solutions I Dislocation B	2020	308	176	211	—	211	28%	1.2x	21%	1.2x
Credit Solutions II	2021	3,134	3,040	1,905	2,481	4,386	16%	1.5x	12%	1.4x
Credit Solutions II Dislocation A	2022	1,310	868	920	114	1,034	18%	1.2x	13%	1.2x
Credit Solutions III	2024	6,214	2,282	279	2,614	2,893	40%	1.3x	29%	1.2x
TPG Credit Solutions		13,680	8,769	6,404	5,680	12,084	18%	1.4x	14%	1.3x
Essential Housing
Essential Housing I	2020	642	456	577	—	577	15%	1.3x	12%	1.2x
Essential Housing II	2021	2,534	1,071	1,185	259	1,444	16%	1.4x	13%	1.3x
Essential Housing III	2024	1,619	911	5	1,106	1,111	15%	1.2x	12%	1.2x
Essential Housing IV		1,985	—	—	—	—	NM	NM	NM	NM
Essential Housing		6,780	2,438	1,767	1,365	3,132	16%	1.3x	12%	1.2x

Hybrid Solutions	2025	463	161	9	233	242	89%	1.5x	73%	1.4x

TPG Asset Based Finance
ABC Fund I	2021	1,005	904	428	899	1,327	15%	1.5x	11%	1.4x
ABC Fund II	2024	2,126	1,378	6	1,551	1,557	14%	1.1x	11%	1.1x
TPG Asset Based Finance		3,131	2,282	434	2,450	2,884	15%	1.3x	11%	1.2x
TPG Direct Lending(13)
MMDL I	2015	594	572	846	—	846	14%	1.6x	10%	1.4x
MMDL II	2016	1,580	1,563	2,325	—	2,325	14%	1.7x	10%	1.5x
MMDL III	2018	2,751	2,547	3,668	—	3,668	13%	1.6x	10%	1.5x
MMDL IV	2020	2,671	2,586	2,048	1,583	3,631	13%	1.6x	9%	1.4x
MMDL IV Annex	2021	797	767	523	507	1,030	14%	1.5x	10%	1.4x
MMDL V	2022	3,924	3,579	820	3,452	4,272	16%	1.3x	12%	1.2x
MMDL VI	2025	2,861	332	—	345	345	NM	NM	NM	NM
TPG Direct Lending		15,178	11,946	10,230	5,887	16,117	13%	1.5x	10%	1.4x
Continuation Vehicles
MMDL Continuation I	2025	1,207	1,123	63	1,034	1,097	NM	NM	NM	NM
Continuation Vehicles		1,207	1,123	63	1,034	1,097	NM	NM	NM	NM

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Real Estate
TPG Real Estate Partners
TREP II	2014	$2,065	$2,213	$3,574	$2	$3,576	28%	1.7x	18%	1.5x
TREP III	2018	3,722	4,333	4,172	2,240	6,412	14%	1.6x	10%	1.4x
TREP IV	2022	6,820	5,426	1,000	6,161	7,161	19%	1.4x	10%	1.2x
TPG Real Estate Partners		12,607	11,972	8,746	8,403	17,149	20%	1.5x	12%	1.3x
TPG AG Realty
Realty I	1994	30	30	65	—	65	27%	2.2x	20%	1.9x
Realty II	1995	33	33	81	—	81	31%	2.4x	22%	2.2x
Realty III	1997	61	94	120	—	120	5%	1.3x	3%	1.3x
Realty IV	1999	255	332	492	—	492	11%	1.5x	8%	1.5x
Realty V	2001	333	344	582	—	582	32%	1.7x	26%	1.6x
Realty VI	2005	514	558	657	—	657	5%	1.2x	3%	1.1x
Realty VII	2007	1,257	1,675	2,544	—	2,544	17%	1.7x	12%	1.5x
Realty VIII	2011	1,265	2,142	2,790	77	2,867	15%	1.6x	10%	1.4x
Realty IX	2015	1,329	1,987	2,289	221	2,510	8%	1.4x	5%	1.3x
Realty Value X	2018	2,775	4,635	4,383	1,348	5,731	11%	1.4x	7%	1.2x
Realty Value XI	2022	2,589	3,502	1,627	2,584	4,211	16%	1.3x	9%	1.2x
Realty Value XII	2026	337	62	—	62	62	NM	NM	NM	NM
TPG AG Realty		10,778	15,394	15,630	4,292	19,922	14%	1.4x	9%	1.3x
TPG AG Core Plus Realty
Core Plus Realty I	2003	534	532	876	—	876	20%	1.6x	18%	1.5x
Core Plus Realty II	2006	794	1,112	1,456	—	1,456	11%	1.4x	8%	1.3x
Core Plus Realty III	2011	1,014	1,420	2,231	—	2,231	23%	1.8x	19%	1.6x
Core Plus Realty IV	2015	1,308	2,030	2,096	214	2,310	5%	1.2x	2%	1.1x
TPG AG Core Plus Realty		3,650	5,094	6,659	214	6,873	15%	1.5x	11%	1.4x
Asia Realty
Asia Realty I	2006	526	506	645	—	645	6%	1.3x	3%	1.2x
Asia Realty II	2010	616	602	1,071	—	1,071	24%	1.8x	16%	1.6x
Asia Realty III	2015	847	869	1,023	130	1,153	11%	1.4x	6%	1.2x
Asia Realty IV	2018	1,315	1,322	1,398	462	1,860	13%	1.4x	9%	1.3x
Asia Realty V	2022	2,007	1,244	509	1,265	1,774	26%	1.4x	15%	1.2x
Asia Realty		5,311	4,543	4,646	1,857	6,503	13%	1.4x	8%	1.3x
Japan Value
Japan Value(14)	2023	417	324	99	296	395	58%	1.3x	34%	1.2x
Japan Value II(14)		168	—	—	—	—	NM	NM	NM	NM
Japan Value		585	324	99	296	395	58%	1.3x	34%	1.2x
TPG AG Europe Real Estate
Europe Realty I	2014	570	1,187	1,718	9	1,727	24%	2.0x	17%	1.7x
Europe Realty II	2017	843	1,778	1,853	396	2,249	6%	1.3x	4%	1.2x
Europe Realty III(15)	2019	1,515	2,296	1,027	1,083	2,110	1%	1.0x	(3%)	0.9x
Europe Realty IV(15)	2023	2,270	977	417	746	1,163	46%	1.3x	3%	1.0x
TPG AG Europe Real Estate		5,198	6,238	5,015	2,234	7,249	11%	1.4x	6%	1.2x
TPG Net Lease
Net Lease Realty I	2006	159	209	457	—	457	18%	2.4x	14%	2.2x
Net Lease Realty II	2010	559	1,060	1,854	—	1,854	16%	2.4x	11%	2.0x
Net Lease Realty III	2013	1,026	2,431	3,185	196	3,381	11%	2.0x	7%	1.6x
Net Lease Realty IV	2019	997	2,025	1,549	983	2,532	11%	1.5x	7%	1.3x
Net Lease Realty V	2024	1,042	683	382	337	719	NM	NM	NM	NM
TPG Net Lease		3,783	6,408	7,427	1,516	8,943	14%	1.9x	9%	1.6x

TAC+	2021	1,797	1,355	173	1,237	1,410	1%	1.0x	0%	1.0x
TRECO	2024	1,786	1,085	629	577	1,206	34%	1.3x	13%	1.1x

Fund	Vintage Year(1)	Capital Committed(2)	Capital Invested(3)	Realized Value(4)	Unrealized Value(5)	Total Value(6)	Gross IRR(7)	Gross MoM(7)	Net IRR(8)	Net MoM(9)

Platform: Market Solutions
TPG Peppertree Funds
Peppertree I	2004	$63	$44	$95	$—	$95	16%	2.1x	11%	1.7x
Peppertree II	2008	24	21	57	—	57	30%	2.8x	20%	2.1x
Peppertree III	2011	55	49	105	4	109	16%	2.2x	11%	1.8x
Peppertree IV	2014	132	119	215	40	255	15%	2.1x	11%	1.7x
Peppertree V	2014	79	63	12	87	99	5%	1.6x	2%	1.2x
Peppertree VI	2016	230	204	171	416	587	16%	2.9x	12%	2.2x
Peppertree VII	2018	505	460	91	1,158	1,249	15%	2.7x	11%	2.1x
Peppertree VIII	2020	1,000	890	60	1,750	1,810	14%	2.0x	10%	1.6x
Peppertree IX	2022	1,500	1,300	116	1,844	1,960	12%	1.5x	8%	1.3x
Peppertree X	2023	2,040	1,471	2	1,853	1,855	19%	1.3x	11%	1.1x
Peppertree XI		1,943	—	—	—	—	NM	NM	NM	NM
TPG Peppertree Funds		7,571	4,621	924	7,152	8,076	14%	1.7x	10%	1.5x
TPG GP Solutions
TGS I(12)	2022	1,864	1,580	222	1,969	2,191	49%	1.5x	36%	1.3x
TGS II(12)	2025	2,212	456	—	490	490	NM	NM	NM	NM
TPG GP Solutions		4,076	2,036	222	2,459	2,681	49%	1.5x	36%	1.3x
NewQuest Funds
NewQuest I(12)	2011	390	291	767	—	767	48%	3.2x	37%	2.3x
NewQuest II(12)	2013	310	342	686	49	735	24%	2.2x	18%	1.8x
NewQuest III(12)	2016	541	544	576	167	743	7%	1.3x	3%	1.1x
NewQuest IV(12)	2020	1,000	966	342	1,350	1,692	16%	1.8x	9%	1.4x
NewQuest V(12)	2022	689	593	156	695	851	31%	1.5x	19%	1.3x
NewQuest Funds		2,930	2,736	2,527	2,261	4,788	31%	1.8x	17%	1.5x
The following table reflects the performance of our significant perpetual funds as of September 30, 2026 ($ in millions):

Fund	Vintage Year(1)	AUM	Total Return(10)

Platform: Credit
TPG Credit Solutions
Corporate Credit Opportunities(16)	1988	$453	10%
Essential Housing Evergreen	2026	619	NM
TPG Asset Based Finance
MVP Fund(17)	2009	7,290	11%
ABC Evergreen(17)	2024	5,187	21%
TPG Direct Lending
TCAP(18)	2022	5,635	10%
MMDL Evergreen(17)	2022	5,151	11%
TPG Advantage Direct Lending(17)	2025	1,760	NM
TPG Multi-Asset Credit
Dynamic Credit Income Fund(17)	1993	1,067	9%

Platform: Market Solutions
T-POP(19)	2025	2,693	31%

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
(11)The Rise Climate Global South Fund excludes a $500 million commitment from ALTÉRRA Transformation LP made to a separate vehicle for purposes of deploying catalytic capital in connection with investments located in the Global South made by the Rise Climate II Fund and the Rise Climate Global South Fund.
(12)Unless otherwise specified, the fund performance information presented above for certain funds is, due to the nature of their strategy, as of June 30, 2026.
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
(15)Includes Euro denominated fund entity with Commitments, Capital Invested and Realized Value calculated using the exchange rate at the end of the quarter in which the relevant commitment was made or transaction occurred, as applicable. Performance metrics only reflects capital committed in U.S. dollars, which represents the majority of capital committed to each fund. Net IRR and Net MoM were: (i) for the euro-denominated vehicle of Europe Realty III, (5%) and 0.8x and (ii) for the euro-denominated vehicle of Europe Realty IV, 3% and 1.0x.
(16)Total Return includes onshore investors participating directly through the master fund and investors through the offshore vehicle. Total Return for the offshore vehicle was 5%.

(17)Total Returns for onshore funds only. Total Returns for the offshore vehicles were: (i) for MVP Fund, 11%, (ii) for ABC Evergreen, 19%, (iii) for MMDL Offshore Evergreen, 9%, and (iv) for Dynamic Credit Income Fund (formerly Super Fund), 8%. MMDL Lux Offshore and TPG Advantage Direct Lending Offshore were recently launched and do not yet have a meaningful Total Return.
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
(19)T-POP blended Total Return reflects a per unit return based on Class I and Class R-I, including reinvestment of any dividends received during the period (if applicable), and no upfront selling commission, net of all fees and expenses incurred by T-POP. Blended Total Return for Class S and R-S is 30%.

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
As of September 30, 2026, our total liquidity was $2,819.8 million, comprised of $799.8 million of cash and cash equivalents, excluding $13.3 million of restricted cash, as well as $1,750.0 million, $30.0 million and $240.0 million of incremental borrowing capacity under the Senior Unsecured Revolving Credit Facility, Subordinated Credit Facility and 364-Day Credit Facility, respectively. Total cash of $813.0 million as of September 30, 2026 includes $111.9 million of cash that is attributable to the TPG Operating Group and on balance sheet securitization vehicles.
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
Cash, Cash Equivalents and Restricted Cash
Our consolidated cash, cash equivalents and restricted cash totaled approximately $813.0 million at September 30, 2026.
Credit Facilities
Senior Unsecured Revolving Credit Facility
In March 2011, TPG Holdings, L.P. entered into a $400.0 million credit facility. As of September 30, 2026, the Senior Unsecured Revolving Credit Facility, as currently amended, had aggregate revolving commitments of $1.75 billion and a maturity date of May 30, 2030.
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
Secured Notes
As of September 30, 2026, we had $250.0 million aggregate principal amount of Secured Notes outstanding. Issued through on-balance sheet securitization vehicles, these Secured Notes are repaid solely from collections on underlying equity method investments and restricted cash. The Secured Notes consist of two tranches, both of which mature in June 2038, with interest payable semiannually: (i) Tranche A Secured Notes, issued in May 2018 at a fixed rate of 5.33%, with an aggregate principal balance of $200.0 million and (ii) Tranche B Secured Notes, issued in October 2019 at a fixed rate of 4.75%, with an aggregate principal balance of $50.0 million. The Secured Notes contain an optional redemption feature giving us the right to call the notes in full or in part. If the Secured Notes are not redeemed by June 20, 2028, the interest rate will increase by 4.00% per annum.
The Secured Notes contain customary covenants and conditions, including negative pledge provisions, default provisions and financial covenants and limitations on certain consolidations, mergers and sales of assets. As of September 30, 2026, we were in compliance with these covenants and conditions.
Subordinated Credit Facility
In August 2014, one of our consolidated subsidiaries entered into two subordinated revolving credit facilities with a total commitment of $30.0 million. The Subordinated Credit Facility is guaranteed by certain members of TPG Operating Group. In July 2026, the subsidiary extended the Subordinated Credit Facility's maturity date from August 2027 to August 2028. Borrowings bear interest at Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% per annum adjustment and 2.25%.
During the nine months ended September 30, 2026, the subsidiary did not borrow or make repayments on the Subordinated Credit Facility, resulting in no amounts outstanding as of September 30, 2026.

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
During the nine months ended September 30, 2026, the subsidiary borrowed $206.0 million and made repayments of $146.0 million on the 364-Day Credit Facility, resulting in $60.0 million outstanding as of September 30, 2026.
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

Contractual Obligations
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2026 (in thousands):

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	2031 and Thereafter
Debt obligations(1)	$2,310,000	$—	$60,000	$—	$—	$—	$2,250,000
Interest on debt obligations(2)	1,959,226	31,961	131,023	134,835	139,835	139,835	1,381,737
Capital commitments(3)	655,418	655,418	—	—	—	—	—
Operating lease obligations(4)	963,570	(676)	82,995	83,241	80,886	75,916	641,208
Repurchase agreements	80,405	18,393	28,413	33,599	—	—	—
Total contractual obligations	$5,968,619	$705,096	$302,431	$251,675	$220,721	$215,751	$4,272,945
_________________
(1)Debt obligations presented in the table reflect scheduled principal payments related to the Senior Notes, Subordinated Notes, Secured Notes and the 364-Day Revolving Credit Facility.
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
Additional Contingent Obligations
As of September 30, 2026 and December 31, 2025, if all investments held by the TPG funds were liquidated at their current unrealized fair value, there would be clawback of $4.2 million and $7.9 million, respectively, primarily related to Asia V, for which a performance allocation reserve was recorded within other liabilities in the Condensed Consolidated Statements of Financial Condition. During the nine months ended September 30, 2026, the general partners made no payments on the clawback liability. Additionally, if all remaining investments were deemed worthless, a possibility management views as remote, the amount of performance allocations subject to potential clawback as of September 30, 2026 and December 31, 2025 would be $2,608.7 million and $2,456.5 million, respectively.
As of September 30, 2026 and December 31, 2025, we had guarantees outstanding totaling $172.4 million and $168.4 million, respectively, related to a third-party lending program that enables certain of our eligible employees to obtain financing for capital contributions into TPG funds with a maximum potential exposure of $378.2 million and $348.7 million, respectively.

Dividends
The table below presents information regarding the quarterly dividends on the Class A common stock, which were made at the sole discretion of our Executive Committee and Board of Directors.

Date Declared	Record Date	Payment Date	Dividend per Class A Common Share
May 7, 2025	May 19, 2025	June 2, 2025	$0.41
August 6, 2025	August 18, 2025	September 2, 2025	0.59
November 4, 2025	November 14, 2025	December 1, 2025	0.45
February 5, 2026	February 19, 2026	March 5, 2026	0.61
Total 2025 Dividend Year (through Q4 2025)			$2.06

May 1, 2026	May 11, 2026	May 26, 2026	$0.59
August 4, 2026	August 14, 2026	August 28, 2026	0.59
October 29, 2026	November 9, 2026	November 23, 2026	0.55
Total 2026 Dividend Year (through Q3 2026)			$1.73
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
Pursuant to the Exchange Agreement, certain holders of Common Units, including certain partners and employees, are authorized to exchange Common Units for an equal number of shares of Class A common stock. During the years ended December 31, 2025 and 2024, certain holders of Common Units exchanged Common Units for an equal number of shares of Class A common stock resulting in the issuance of shares of Class A common stock and the cancellation of an equal number of shares of Class B common stock for no additional consideration. Such issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024. For the periods ended September 30, 2026 and December 31, 2025, the following Common Units were exchanged for Class A common stock:

Exchange Date	Class A Common Stock Issued
2025 Exchanges(a)
February 24, 2025	9,786,354
May 21, 2025	21,000,000
August 19, 2025	5,153,040

2026 Exchange(a)
May 15, 2026	6,042,619
August 17, 2026	6,960,798
_________________
(a)The issuances of shares of Class A common stock to such holders of Common Units were registered pursuant to the Company’s registration statements on Form S-3 filed on November 2, 2023 and September 13, 2024.
These exchanges resulted in an increase in the tax basis of our investment in the TPG Operating Group and are subject to the Tax Receivable Agreement. During the nine months ended September 30, 2026, the Company made payments of $29.9 million in connection with the liability associated with the Tax Receivable Agreement. A portion of this liability is attributed to Related Parties and is recorded in due to affiliates and the remaining portion attributable to non-affiliates is recorded in other liabilities. As of September 30, 2026 and December 31, 2025, the portion included in due to affiliates in the Condensed Consolidated Statements of Financial Condition, was $583.3 million and $495.1 million, respectively. As of September 30, 2026 and December 31, 2025, amounts due to non-affiliates included in other liabilities were $354.7 million and $316.5 million, respectively.
Net Cash Flows
The following table presents a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	($ in thousands)
Net cash provided by operating activities	$772,786	$1,076,098
Net cash used in investing activities	(579,894)	(254,634)
Net cash used in financing activities	(219,007)	(549,069)
Effect of exchange rate changes	$(120)	$—
Net change in cash, cash equivalents and restricted cash	$(26,235)	$272,395
Cash, cash equivalents and restricted cash, beginning of period	839,271	821,192
Cash, cash equivalents and restricted cash, end of period	$813,036	$1,093,587
Operating Activities
Net cash provided by operating activities was $772.8 million and $1,076.1 million for the nine months ended September 30, 2026 and 2025, respectively. Key drivers consisted of performance allocation and investment proceeds totaling $1,092.1 million, partially offset by purchases of investments of $706.5 million, as well as other changes in operating assets and liabilities during the nine months ended September 30, 2026. Cash provided by operating activities consisted of performance allocation and investment proceeds totaling $1,660.8 million, partially offset by other changes in operating assets and liabilities for the nine months ended September 30, 2025.
Investing Activities
Net cash used in investing activities totaled $579.9 million and $254.6 million during the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities was primarily related to the purchase of Jackson common stock as described in Note 4 to the Condensed Consolidated Financial Statements and purchases of fixed assets. Cash used in investing activities during the nine months ended September 30, 2025 was primarily related to the acquisition of Peppertree, which we completed in July 2025, and purchases of fixed assets.

Financing Activities
Net cash used in financing activities was $219.0 million and $549.1 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, cash used by financing activities was primarily driven by payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the issuance of the 2031 Senior Notes in February 2026 and contributions from holders of non-controlling interests. During the nine months ended September 30, 2025, cash used by financing activities was primarily related to the payments of dividends and distributions to our Class A common stockholders and to holders of non-controlling interests in subsidiaries and withholding taxes paid on net settlement of equity-based awards, partially offset by the proceeds from the issuance of the 2036 Senior Notes in August 2025 and proceeds, net of repayment from the Senior Unsecured Revolving Credit Facility.
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
The Obligor Group entities are holding companies in which the primary assets are the ownership interests in certain consolidated subsidiaries. Accordingly, the Obligor Group has no independent means of generating revenue or cash flow, and its ability to service its debt and guarantee obligations depends upon the results of operations and cash flows of its consolidated subsidiaries. As of September 30, 2026 and December 31, 2025, the Obligor Group held investments in its non-guarantor subsidiaries of $4.9 billion and $3.4 billion, respectively, and recognized income from investments in its non-guarantor subsidiaries of $1.3 billion for the nine months ended September 30, 2026. In addition, in connection with any distribution by the consolidated subsidiaries, the Obligor Group would only receive its proportionate share of such distribution.
The following summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under SEC Regulation S-X for the Obligor Group and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP. The tables present summarized financial information of the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026.

	September 30, 2026	December 31, 2025

	($ in thousands)
Summarized Obligor Group Assets and Liabilities
Assets, less receivables from non-guarantor subsidiaries	$1,630,101	$1,250,242
Due from related parties, excluding non-guarantor subsidiaries	1,433	459
Due from non-guarantor subsidiaries	120,485	157,758
Liabilities, less payables to non-guarantor subsidiaries	2,459,768	1,964,844
Due to related parties, excluding non-guarantor subsidiaries	603,464	511,968
Due to non-guarantor subsidiaries	40,118	27,508

Non-controlling interests in Obligor Group Assets and Liabilities	(708,996)	(633,381)

Nine Months Ended September 30, 2026
($ in thousands)
Summarized Obligor Group Revenues, Net Income (Loss) and Non-Controlling Interests
Revenues from Obligor Group	$(6,769)
Net loss from Obligor Group's revenues and expenses	(165,121)
Net loss attributable to non-controlling interests associated with Obligor Group's revenues and expenses	(48,527)
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements, as defined in Regulation S-K.
Critical Accounting Estimates
There has been no material change to our critical accounting estimates disclosed in our Annual Report. We prepare our Condensed Consolidated Financial Statements in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The impact of changes in estimates is recorded in the period in which they become known. For a description of our accounting policies, see Note 2, “Summary of Significant Accounting Policies,” to the Condensed Consolidated Financial Statements included elsewhere in this report and for a discussion of our policies and estimates, see “Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risks primarily relates to our role as investment advisor or general partner to our TPG funds and the impact of movements in the underlying fair value of their investments. Except for the item disclosed below, there was no material change in our market risks during the three months ended September 30, 2026. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
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

We, under the supervision of and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2026

/s/ Axel André
Axel André
Chief Financial Officer (Principal Financial Officer and Authorized Signatory)